Form 10-Q
period 1995-04-30
TOTAL TEL USA COMMUNICATIONS INC
filed 1995-06-13
CIK 34497

UNITED STATES
                       -------------
             SECURITIES AND EXCHANGE COMMISSION
             ----------------------------------
                   Washington, D.C. 20549
                   ----------------------

                      ------------

                       FORM 10-Q
(Mark one)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       April 30, 1995
                                   --------------------------
                           OR

- --  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from --------- to -----------

                Commission File Number 0-2180

              TOTAL-TEL USA COMMUNICATIONS, INC.
              ----------------------------------
     (Exact name of registrant as specified in its charter)

           New Jersey                    22-1656895
   -----------------------            ----------------
(State or other Jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)
     150 Clove Road, 8th Floor, Little Falls, NJ 07424
     -------------------------------------------------
   (Address of principal executive offices)    (Zip Code)

Registrant's telephone number,
   including area code:  (201) 812-1100

                     Not applicable
- ----------------------------------------------------------
(Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X     No
                       ------      -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                  Outstanding at June 9, l995
- -------------------         -----------------------------
Common Share,
  $.05 par value                   1,449,751 shares


             TOTAL-TEL USA COMMUNICATIONS, INC.
             ----------------------------------
                     AND SUBSIDIARIES
                     ----------------
             FIRST QUARTER REPORT ON FORM 10-Q
             ---------------------------------

                         INDEX
                         -----
                                                    Page No.

PART I. FINANCIAL INFORMATION

     Condensed Consolidated Statement of Earnings
         Three months ended April 30, 1995 and 1994        3
         (unaudited)

     Condensed Consolidated Balance Sheets
         April 30, 1995 (unaudited), and                 4-5
         January 31, 1995

     Condensed Consolidated Statements of Cash Flows
         Three months ended April 30, 1995 and 1994        6
         (unaudited)

     Notes to Condensed Consolidated Financial
         Statements (unaudited)                            7

     Management's Discussion and Analysis of
         Financial Condition and Results of Operations  8-10


PART II. OTHER INFORMATION
     Items 1-5                                            11

     Item 6. Exhibits and Reports on Form 8-K             11


SIGNATURES                                                11


                     TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                     ---------------------------------------------------
                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        ---------------------------------------------
                                         (Unaudited)


                                                                     Three months ended
                                                                     ------------------
                                                                          April 30.
                                                                          ---------

                                                                1995                     1994
                                                                ----                     ----

Net Sales                                                    $10,515,612               $5,414,453
                                                             -----------               ----------

Costs and Expenses
  Cost of Sales                                                7,401,128                3,773,815
  Selling, general and administrative                          2,545,892                1,408,187
                                                             -----------               ----------

                                                               9,947,020                5,182,002
                                                             -----------               ----------

Operating Income                                                 568,592                  232,451
                                                             -----------               ----------

Other Income (Expense)
  Interest income                                                 30,117                   30,961
  Other income                                                     1,002                    7,408
  Interest expense                                                (4,007)                    (374)
                                                             -----------               ----------

      Total Other Income                                          27,112                   37,995
                                                             -----------               ----------

Earnings before provision for income taxes                       595,704                  270,446

Provision for Income Tax                                         230,100                 (103,000)



NET EARNINGS                                                    $365,604                 $167,446
                                                             -----------               ----------


NET EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                                                  $.23                     $.10
                                                             -----------               ----------

Weighted Average Shares Outstanding                            1,615,063                1,629,876
                                                             -----------               ----------

Dividends Per Share                                                 NONE                     NONE
                                                             -----------               ----------
See notes to condensed consolidated financial statements.


                             TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                             ---------------------------------------------------
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                   -------------------------------------
                                                                           APRIL 30,                 JANUARY 31,
                                                                             1995                       1995
                                                                          -----------                -----------
                                                                          (Unaudited)                   (Note)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                               $ 2,027,043               $ 1,347,625

  Investments available for sale                                            1,803,745                        --

  Marketable securities                                                            --                 1,923,424

  Accounts receivable                                                       6,816,545                 5,939,634

  Notes receivable                                                            631,180                   653,792

  Deferred income taxes                                                       278,900                   263,000

  Prepaid expenses and other current assets                                   450,316                   420,309
                                                                          -----------               -----------

      TOTAL CURRENT ASSETS                                                 12,007,729                10,547,784


PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION AND AMORTIZATION                                             4,239,694                 3,924,139

OTHER ASSETS:

  Deferred income taxes                                                        75,000                    44,000

  Deferred line installation costs, less
    accumulated amortization                                                  226,425                   220,985

  Other assets                                                                537,165                   372,665
                                                                          -----------               -----------

                                                                          $   838,590               $   637,650
                                                                          -----------               -----------

                                                                          $17,086,013               $15,109,573
                                                                          -----------               -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                        $ 5,695,999               $ 4,120,841

  Other current and accrued liabilities                                       964,895                 1,098,884

  Salaries and wages payable                                                  311,771                   296,659
                                                                          -----------               -----------

      TOTAL CURRENT LIABILITIES                                             6,972,665                 5,516,384
                                                                          -----------               -----------

OTHER LONG-TERM LIABILITIES                                                   187,889                   110,814
                                                                          -----------               -----------

DEFERRED INCOME TAXES                                                         447,581                   389,581
                                                                          -----------               -----------

SHAREHOLDERS' EQUITY

  Common stock                                                                 93,240                    93,240
  Additional paid-in capital                                                3,621,324                 3,621,324
  Retained earnings                                                         7,401,344                 7,035,740
                                                                          -----------               -----------
                                                                           11,115,908                10,750,304

  Treasury stock                                                           (1,584,687)               (1,584,687)
  Receivable from shareholder                                                (100,000)                 (100,000)
  Unrealized gain on available-for-sale securities                             46,657                    27,177
                                                                          -----------               -----------

      Total shareholders' equity                                            9,477,878                 9,092,794
                                                                          -----------               -----------

                                                                          $17,086,013               $15,109,573
                                                                          -----------               -----------

                       NOTE:  The balance sheet at January 31, 1995 has been taken from the audited consolidated financial statements at that date.

                           See notes to condensed consolidated financial statements.


                                 TOTAL TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 ---------------------------------------------------
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -----------------------------------------------
                                                    (Unaudited)

                                                                                    Three months ended
                                                                                    ------------------
                                                                                        April 30,
                                                                                        ---------

                                                                           1995                            1994
                                                                           ----                            ----
OPERATING ACTIVITIES
  Net earnings                                                          $  365,604                    $  167,446
  Adjustment for non-cash charges                                          359,784                       149,682
  Changes in assets and liabilities                                        307,299                      (756,059)
                                                                        ----------                     ---------

  Net cash provided by (used in) operating activities                    1,032,687                      (438,931)
                                                                        ----------                     ---------

INVESTING ACTIVITIES:
  Maturities of securities available for sale                              152,161                            --
  Decrease in marketable securities                                             --                       105,162
  Collection of notes receivable                                            22,612                        22,612
  Purchase of property and equipment                                      (503,457)                     (315,670)
  Additions to deferred line installation costs                            (24,585)                      (16,366)
  Other                                                                         --                       (58,232)
                                                                        ----------                     ---------

  Net cash used in investing activities                                   (353,269)                     (262,494)
                                                                        ----------                     ---------

FINANCING ACTIVITIES:
  Exercise by employee of stock option                                          --                        49,275
                                                                        ----------                     ---------

  Net cash provided by financing activities                                     --                        49,275
                                                                        ----------                     ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                     679,418                      (652,150)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                    1,347,625                     1,368,471
                                                                        ----------                     ---------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                         $2,027,043                     $ 716,321
                                                                        ----------                     ---------

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                            $    2,187                    $      374
    Income taxes                                                        $  235,375                    $   50,000

                         See notes to condensed consolidated financial statements.



      TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
      ---------------------------------------------------
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     ----------------------------------------------------
                        (Unaudited)
                        -----------

Note A--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the Company) for the fiscal year ended January 31, 1995. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ending January 31, 1996.

Note B--Stock Dividend

   On July 15, 1994, the Company distributed 131,795 shares of common stock valued at $16.75 per share, in connection with a 10% stock dividend on all outstanding shares as of June 30, 1994. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1994 have been restated to reflect the stock dividend.


    TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
    ---------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
               AND RESULT OF OPERATIONS
               ------------------------

Results of Operations

Net sales were approximately $10,516,000 for the first quarter of the current fiscal year, an increase of approximately $5,101,000 or 94.2%, as compared to the first
quarter of the prior fiscal year.   This increase was
attributable to continued, intensive sales and marketing efforts by the Registrant, and an expanded agency sales network. However, given the competitive climate in the long distance telephone industry, there can be no assurance that this rate of growth will continue throughout the remainder of the current fiscal year.

For the current fiscal quarter, the telephone service billed approximately 71,501,000 minutes of calling as compared to approximately 36,566,000 minutes of calling for the comparable quarter of the prior year, resulting in an increase of approximately 34,935,000 minutes, or 96.1%. The average revenue per minute decreased slightly in the current fiscal quarter as compared to the prior fiscal year's quarter, and was primarily attributable to the intense competition faced by the registrant.

Cost of sales increased approximately $3,627,000 or 96.1% to approximately $7,401,000 for the current quarter. The increase was slightly unfavorable in relation to the 94.2% increase in sales. While the Registrant was able to continue to negotiate lower line rates from several of its major suppliers the gross margin for the current quarter decreased to approximately 29.6% as compared to approximately 30.3% for the same quarter of the prior fiscal year. This decrease in the gross margin is reflective of the lower charge per minute billed by the Registrant which was approximately $.0015 per minute lower for the current fiscal quarter compared to the same quarter of the prior fiscal year.

Selling, general and administrative expense for the current first quarter was approximately $2,546,000, an increase of approximately $1,138,000, or 80.8%, as compared to the first quarter of the prior fiscal year due primarily to increased sales and administrative salaries of $477,000, sales commissions of $370,000, provision for bad debts of $72,000 and data processing services of $42,000, all of which can be attributed to the increased sales volume in the quarter.

Earnings per share from continuing operations increased to $.23 per share for the current quarter as compared to $.10 per share for the quarter ended April 30, 1994.

Liquidity and Capital Resources

At April 30, 1995, the Registrant had working capital of $5,035,064, an increase of $3,664 as compared to January 31, 1995. The ratio of current assets to current liabilities at April 30, 1995 was 1.7:1, as compared to 1.9:1 at January 31, 1995. The slight increase in working capital at April 30, 1995 was attributable to increases in (i) cash of approximately $679,000 (ii) accounts receivable of $877,000 and (iii) prepaid expenses and other current assets of approximately $30,000; a decrease in other current and accrued liabilities of $134,000, partially offset by an increase in accounts payable of approximately $1,575,000, a decrease in investments available for sale of approximately $120,000 and an increase in salaries and wages payable of $15,000. The Registrant has continued to maintain a strong liquidity position.

The increase in cash of approximately $679,000 was the result primarily of earnings of approximately $366,000, an increase in accounts payable of approximately $1,438,000, non-cash charges of approximately $360,000 and maturities of investments available for sale of approximately $152,000, partially offset by an increase in accounts receivable of approximately $877,000, the purchase of property and equipment for approximately $508,000 and an increase in prepaid expenses and other current assets of approximately $165,000.

Capital expenditures during the first three months of fiscal year 1996 totaled approximately $503,000 and were financed from funds provided by operations. Approximately $258,000 of these expenditures were applicable to the switching system to maintain the speed and quality of the network and $58,000 was expended for equipment at customer's locations. In addition, approximately $144,000 was expended for the local area network in the Little Falls, New Jersey office to improve management information systems and operating efficiencies. The balance of capital expenditures was for furniture and fixtures.

Capital expenditures for the balance of fiscal year 1996 are estimated at approximately $1,650,000. Approximately $500,000 of these expenditures are planned for upgrading the Company's switching equipment which should substantially increase its calling capabilities. Approximately $500,000 is proposed to be expended for office improvements, and furniture and equipment in connection with the expansion of the main office and sales office location in Little Falls, New Jersey and its research facility in Belleville, New Jersey. In addition, approximately $600,000 is expected to be invested in new data processing equipment and continued development of the Company's local area network. These expenditures would be financed through a combination of funds from operations and current working capital.

As of April 30, 1995, the Registrant had no short or long-term bank lines of credit and during the current fiscal quarter had no new bank borrowings. The Company is currently in the process of negotiating a line of credit for $500,000 with a major New Jersey bank.



       TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
       ---------------------------------------------------
                 PART II - OTHER INFORMATION
                 ---------------------------
              THREE MONTHS ENDED APRIL 30, 1995
              ---------------------------------



ITEMS 1 - 5        Not applicable

ITEM 6             Exhibits and reports on Form 8-K

                  (a)  Exhibits - none
                  (b)  There were no reports on Form 8-K
filed for the three months ended April 30, 1995.


                        SIGNATURES
                        ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         TOTAL-TEL USA COMMUNICATIONS, INC.
                                   (Registrant)


Date: June 9, 1995     /s/By
      ------------          -----------------------
                            Warren H. Feldman, Esq.
                            President and Chief
                            Executive Officer

Date: June 9, 1995     /s/By
      ------------          -----------------------

                            Thomas P. Gunning
                            Chief Financial Officer,
                            Secretary, Controller and
                            Principal Accounting Officer