Form 10-Q/A
period 1995-04-30
TOTAL TEL USA COMMUNICATIONS INC
filed 1995-07-19
CIK 34497

UNITED STATES
                       -------------
             SECURITIES AND EXCHANGE COMMISSION
             ----------------------------------
                   Washington, D.C. 20549
                   ----------------------

                      ------------

                       FORM 10-Q/A
(Mark one)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --
     SECURITIES EXCHANGE ACT OF 1934

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

                  AMENDMENT


[ARTICLE] 5
[LEGEND]
TOTAL-TEL USA COMMUNICATIONS, INC.

Exhibit 27 - FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 1995 AND THE CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE
MONTHS ENDED APRIL 30, 1995 AND IS QUALIFIED IN ITS ENTIRETY BY
REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          JAN-31-1995
[PERIOD-END]                               APR-30-1995
[CASH]                                       2,027,043
[SECURITIES]                                 1,803,745
[RECEIVABLES]                                7,507,669
[ALLOWANCES]                                   691,124
[INVENTORY]                                          0
[CURRENT-ASSETS]                            12,007,729
[PP&E]                                       8,555,840
[DEPRECIATION]                               4,316,146
[TOTAL-ASSETS]                              17,086,013
[CURRENT-LIABILITIES]                        6,972,665
[BONDS]                                              0
[COMMON]                                        93,240
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                   9,384,638
[TOTAL-LIABILITY-AND-EQUITY]                17,086,013
[SALES]                                     10,515,612
[TOTAL-REVENUES]                            10,546,731
[CGS]                                        7,401,128
[TOTAL-COSTS]                                7,401,128
[OTHER-EXPENSES]                             2,409,714
[LOSS-PROVISION]                               136,178
[INTEREST-EXPENSE]                               4,007
[INCOME-PRETAX]                                595,704
[INCOME-TAX]                                   230,100
[INCOME-CONTINUING]                            365,604
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   365,604
[EPS-PRIMARY]                                     0.23
[EPS-DILUTED]                                     0.23



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