Form 10-Q/A
period 1995-04-30
TOTAL TEL USA COMMUNICATIONS INC
filed 1995-09-05
CIK 34497

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
(State or other Jurisdiction of       (I.R.S. Employer
incorporation or organization)        Identification No.)
     150 Clove Road, 8th Floor, Little Falls, NJ 07424
   (Address of principal executive offices)    (Zip Code)

Registrant's telephone number,
   including area code:  (201) 812-1100

                     Not applicable
             --------------------------------
(Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X     No
                       ------      -------
Indicate the number of shares outstanding of each of the issuerOs classes of common stock, as of the latest practicable date.

      Class                  Outstanding at June 9, l995
- -------------------         -----------------------------
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


                         TOTAL-TEL USA COMMUNICATIONS, INC.
                                   (Registrant)


Date September 5, 1995    /s/ By -----------------------------
                              Warren H. Feldman, Esq.
                              President and Chief
                              Executive Officer

Date September 5, 1995    /s/ By -----------------------------
                              Thomas P. Gunning
                              Chief Financial Officer,
                              Secretary, Controller and
                              Principal Accounting Officer