Form 10-Q
period 1995-07-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1995-09-14
CIK 34497

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                           --------------
                             FORM 10-Q
(Mark one)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         July 31, 1995
                                     --------------------------

                                   OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to
                                     ----------    ----------
                    Commission File Number 0-2180

                  TOTAL-TEL USA COMMUNICATIONS, INC.
         (Exact name of registrant as specified in its charter)

       New Jersey                                       22-1656895
-----------------------                                -----------
(State or other Jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)
            150 Clove Road, 8th Floor, Little Falls, NJ 07424
          (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (201) 812-1100

                            Not applicable
        ---------------------------------------------------------
        (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No
                               ------    ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at Sept. 13, 1995
----------------------------             -----------------------------
Common Share, $.05 par value                     1,449,751 shares


                   TOTAL-TEL USA COMMUNICATIONS, INC.

                          AND SUBSIDIARIES

                   SECOND QUARTER REPORT ON FORM 10-Q


                              INDEX

                                                              Page No.

PART I.    FINANCIAL INFORMATION

   Condensed Consolidated Statement of Earnings
      Six months ended July 31, 1995 and 1994
      (unaudited) and three months ended July
      31, 1995 and 1994 (unaudited)                                3

   Condensed Consolidated Balance Sheets
      July 31, 1995 (unaudited), and
      January 31, 1995                                             4-5

   Condensed Consolidated Statements of Cash Flows
      Six months ended July 31, 1995 and 1994
      (unaudited)                                                  6

   Notes to Condensed Consolidated Financial
      Statements (unaudited)                                       7

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                8-10


PART II. OTHER INFORMATION

   Items 1-5                                                       11

   Item 6. Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                         11


                             TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                               CONDENSDED CONSOLIDATED STATEMENTS OF EARNINGS
                                                 (Unaudited)
                                                           Six months ended             Three months ended
                                                                July 31,                     July 31,
                                                          -------------------           -------------------

                                                           1995           1994           1995           1994
                                                        ----------     ----------     ----------      ---------
Net Sales                                              $22,135,323    $12,155,413    $11,619,711     $6,740,960

Costs and Expenses
   Cost of Sales                                        15,620,184      8,537,330      8,219,056      4,763,515
   Selling, general and administrative                   5,536,177      3,061,897      2,990,285      1,653,710
                                                        ----------     ----------     ----------      ---------
                                                        21,156,361     11,599,227     11,209,341      6,417,225
                                                        ----------     ----------     ----------      ---------
Operating Income                                           978,962        556,186        410,370        323,735
                                                        ----------     ----------     ----------      ---------
Other Income (Expense)
   Interest income                                          95,985         62,799         65,868         31,838
   Other income                                              6,132         20,992          5,130         13,583
   Interest expense                                         (4,909)          (935)          (902)          (561)
                                                        ----------     ----------     ----------      ---------
      Total Other Income                                    97,208         82,856         70,096         44,860
                                                        ----------     ----------     ----------      ---------

Earnings before provision for income taxes               1,076,170        639,042        480,466        368,595

Provision for Income Tax                                  (416,300)      (268,500)      (186,200)      (165,500)
                                                        ----------     ----------     ----------      ---------

NET EARNINGS                                            $  659,870     $  370,542     $  294,266      $ 203,095
                                                        ----------     ----------     ----------      ---------

NET EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE                                          $0.40          $0.23          $0.18          $0.12
                                                        ----------     ----------     ----------      ---------
Weighted Average Shares Outstanding                      1,639,278      1,629,631      1,645,421      1,629,386
                                                        ----------     ----------     ----------      ---------
Dividends Per Share                                           NONE           NONE           NONE           NONE
                                                        ----------     ----------     ----------      ---------
                            See notes to condensed consolidated financial statements.




                  TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        JULY 31,     JANUARY 31,
                                                                         1995           1995
                                                                      -----------    -----------
                                                                      (Unaudited)       (Note)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                          $ 1,878,628    $ 1,347,625

   Investments available for sale                                       1,701,309      1,923,424

   Accounts receivable                                                  7,124,122      5,939,634

   Note receivable                                                         25,000        653,792

   Deferred income taxes                                                  286,300        263,000

   Prepaid expenses and other current assets                              526,045        420,309
                                                                      -----------    -----------
      TOTAL CURRENT ASSETS                                             11,541,404     10,547,784



PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                                        4,870,269      3,924,139

OTHER ASSETS:

   Deferred income taxes                                                   99,800         44,000

   Deferred line installation costs, less
      accumulated amortization                                            248,184        220,985

   Other assets                                                           509,639        372,665
                                                                      -----------    -----------
                                                                          857,623        637,650
                                                                      -----------    -----------
                                                                      $17,269,296    $15,109,573
                                                                      -----------    -----------

                       NOTE:  The balance sheet at January 31, 1995 has been taken from the audited consolidated financial statements at that date.

                     See notes to condensed consolidated financial statements.

                                           (Continued)


                     TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        JULY 31,      JANUARY 31,
                                                                          1995           1995
                                                                       -----------    -----------
                                                                       (Unaudited)      (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                     $5,398,364     $4,120,841

   Other current and accrued liabilities                                   958,048      1,098,884

   Salaries and wages payable                                              370,653        296,659
                                                                       -----------    -----------

      TOTAL CURRENT LIABILITIES                                          6,727,065      5,516,384
                                                                       -----------    -----------

OTHER LONG-TERM LIABILITIES                                                249,806        110,814
                                                                       -----------    -----------
DEFERRED INCOME TAXES                                                      515,281        389,581
                                                                       -----------    -----------
SHAREHOLDERS' EQUITY

   Common stock                                                             93,240         93,240
   Additional paid-in capital                                            3,621,324      3,621,324
   Retained earnings                                                     7,695,610      7,035,740
                                                                       -----------    -----------
                                                                        11,410,174     10,750,304

   Treasury stock                                                       (1,584,687)    (1,584,687)
   Receivable from shareholder                                            (100,000)      (100,000)
   Unrealized gain on securities available-for-sale                         51,657         27,177
                                                                       -----------    -----------
      Total shareholders' equity                                         9,777,144      9,092,794
                                                                       -----------    -----------

                                                                       $17,269,296    $15,109,573
                                                                       -----------    -----------

                             NOTE:  The balance sheet at January 31, 1995 has been taken from the audited consolidated financial statements at that date.

                         See notes to condensed consolidated financial statements.

</Table



                   TOTAL TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                Six months ended
                                                            -------------------------
                                                                    July 31,
                                                            -------------------------
                                                               1995           1994
                                                            ----------     ----------
OPERATING ACTIVITIES
   Net earnings                                               $659,870       $370,542
   Adjustment for non-cash charges                             798,437        397,579
   Changes in assets and liabilities                          (326,691)      (542,781)
                                                            ----------     ----------
   Net cash provided by operating activities                 1,131,616        225,340
                                                            ----------     ----------
INVESTING ACTIVITIES:
   Net maturities of securities available for sale             189,059             --
   Net decrease in short-term investments                           --        722,407
   Collection of notes receivable                              628,792         45,223
   Purchase of property and equipment                       (1,350,823)      (497,907)
   Increase in deposits                                             --       (237,870)
   Additions to deferred line installation costs               (67,641)       (42,945)
   Other                                                            --         18,200
                                                            ----------     ----------
   Net cash (used in) provided by investing activities        (600,613)         7,108
                                                            ----------     ----------
FINANCING ACTIVITIES:
   Exercise by employee of stock option                             --         49,275
                                                            ----------     ----------
   Net cash provided by financing activities                        --         49,275
                                                            ----------     ----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                        531,003        281,723

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                       1,347,625      1,368,471
                                                            ----------     ----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                            $1,878,628     $1,650,194
                                                            ----------     ----------
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                              $    4,909     $      935
      Income taxes                                          $  395,375     $  191,538

               See notes to condensed consolidated financial statements.

          TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



Note A--Basis of Presentation



   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the OCompanyO) for the fiscal year ended January 31, 1995. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ending January 31, 1996.

         TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

Results of Operations

Net sales were approximately $22,135,000 for the first six months of the current fiscal year, an increase of approximately $9,980,000, or 82.1%, as compared to the first six months of the prior fiscal year. Net sales for the second quarter of the current fiscal year were approximately $11,620,000, an increase of approximately $4,879,000 or 72.4% compared to the second quarter of the prior fiscal year. These increases were attributable to intensive sales and marketing efforts by the Registrant. However, given the competitive climate in the long distance telephone industry, there can be no assurance that this rate of growth will continue throughout the remainder of fiscal year 1995.

For the current fiscal six months, the telephone service billed approximately 153,011,000 minutes of calling as compared to approximately 82,568,000 minutes of calling for the comparable six months of the prior year, resulting in an increase of approximately 70,443,000 minutes, or 85.5%. For the second fiscal quarter of the current fiscal year, the Registrant billed approximately 81,510,000 minutes of calling as compared to approximately 46,002,000 minutes of calling for the second quarter of the prior fiscal year, an increase of 35,508,000 minutes or 77.2%. The average revenue per minute decreased in the current fiscal six month period and second quarter of the current fiscal year as compared to the prior fiscal year's six month period and prior fiscal year's second quarter, and was primarily attributable to the intense price competition in the long distance telecommunications industry.

Cost of sales increased approximately $7,082,000 or 83.0% to approximately $15,620,000 for the current six months and increased approximately $3,456,000 or 72.5% to approximately $8,219,000 for the second quarter of the current fiscal year. Both of these increases were slightly unfavorable in relation to the 82.1% increase in the sales volume for the six month period and the 72.4% increase in the second quarter. While the Registrant was able to continue to negotiate lower line rates from several of its major suppliers, the gross margin for the current six months decreased slightly to approximately 29.4% as compared to approximately 29.8% for the first six months of the prior fiscal year, and remained stable for the second quarter of the current fiscal year as compared to the second quarter of the prior fiscal year. This decrease in the gross margin is reflective of the lower charge per minute billed by the Registrant which was approximately $.005 per minute lower for both the first six months and the second quarter of the current fiscal year as compared to the respective periods of the prior fiscal year.



          TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS
                              (Continued)

Selling, general and administrative expense for the current six months was approximately $5,536,000, an increase of approximately $2,474,000, or 80.1%, as compared to the first six months of the prior fiscal year and approximately $2,991,000 for the second quarter of the current fiscal year, an increase of approximately $1,337,000 or 80.1% as compared to the second quarter of the prior fiscal year. These increases for the six months ended July 31, 1995 as compared to the first six months of the prior year are due primarily to increased salaries of approximately $1,116,000, sales commissions of approximately $790,000, bad debt expense of approximately $157,000, depreciation of approximately $174,000 and data processing service of approximately $96,000. The increase for the second quarter of the current fiscal year as compared to the second quarter of the prior fiscal year is due primarily to increased salaries of approximately $639,000, sales commissions of approximately $420,000, bad debt expense of approximately $67,000, depreciation of approximately $88,000 and data processing service of approximately $65,000.

The increase in interest income for the first six months of fiscal year 1996 was due to higher interest rates in effect for this period as compared to the first six months of the fiscal year ended January 31, 1995.

Earnings per share increased to $.40 per share for the current six months as compared to $.23 per share for the six months ended July 31, 1994, and increased to $.18 per share for the second quarter of the current fiscal year as compared to $.12 per share for the quarter ended July 31, 1994.

Liquidity and Capital Resources

At July 31, 1995, the Registrant had working capital of $4,814,339, a decrease of $217,061 or 4.3% as compared to January 31, 1995. The ratio of current assets to current liabilities at July 31, 1995 was 1.7:1, as compared to a current ratio of 1.9:1 at January 31, 1995. The slight decrease in working capital at July 31, 1995 was primarily attributable to an increase in accounts payable of approximately $1,278,000, salaries and wages payable of approximately $74,000, a decrease in investments available for sale of approximately $222,000 and a decrease in notes receivable of approximately $629,000 partially offset by an increase in cash of approximately $531,000, an increase in accounts receivable of approximately $1,184,000, an increase in prepaid expense of approximately $106,000 and a decrease in other current and accrued liabilities of approximately $142,000. The Registrant has continued to maintain a strong liquidity position.






         TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS
                             (Continued)


The increase in cash of approximately $531,000 was the result primarily of an increase in accounts payable and other current liabilities of approximately $1,352,000, maturities of investments available for sale of approximately $189,000, earnings of approximately $660,000, non cash charges of $798,000, and collection of notes receivable of approximately $629,000 partially offset by an increase in accounts receivable of approximately $1,184,000, the purchase of equipment of approximately $1,351,000 and an increase in other current assets of approximately $106,000.

Capital expenditures during the first six months of the current fiscal year totaled approximately $1,351,000 and were financed from funds provided by operations. Approximately $569,000 of these expenditures were applicable to the switching system to maintain the speed and quality of the network. Approximately $34,000 was expended for leasehold improvements to the Company's facilities in Newark, New Jersey and Belleville, New Jersey. Approximately $118,000 was expended for equipment at customers locations. In addition, approximately $400,000 was expended for the local area network in the Little Falls, New Jersey office to improve management information systems and operating efficiencies. The balance of capital expenditures was for furniture and fixtures. Capital expenditures for the remaining current fiscal year are estimated at approximately $1,910,000 and it is anticipated that approximately $1,300,000 of these expenditures will be used to upgrade the Company's switching equipment which should substantially increase its calling capabilities. Approximately $250,000 will be expended for office improvement, furniture and equipment in connection with the expansion of the main office and sales office location. In addition, approximately $360,000 is planned to be expended for new data processing equipment and continued development of the Company's local area network. These expenditures will be financed through a combination of funds from operations, current working capital, bank borrowings and or equipment leasing.

As of July 31, 1995, the Registrant required no short or long-term bank lines of credit and during the current six month period had no bank borrowings. The Registrant is currently negotiating a revolving line of credit with a major New Jersey bank.


         TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                    PART II - OTHER INFORMATION

                  THREE MONTHS ENDED JULY 31, 1995


ITEMS 1 - 5     Not applicable

ITEM 6          Exhibits and reports on Form 8-K

                (a)  Exhibits - none
                (b) There were no reports on Form 8-K filed for the three months ended July 31, 1995.





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TOTAL-TEL USA COMMUNICATIONS, INC.
                                    ----------------------------------
                                                (Registrant)


Date    September  14, 1995      By /s/
     -----------------------       ----------------------------
                                 Warren H. Feldman, Esq.
                                 President and Chief Executive Officer


Date    September  14, 1995      By /s/
     -----------------------       -----------------------------
                                 Thomas P. Gunning
                                 Chief Financial Officer, Secretary,
                                  Controller and Principal
                                  Accounting Officer