Form 10-Q
period 1995-10-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1995-12-15
CIK 34497

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                               -------------
                                 FORM 10-Q
(Mark one)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended              October 31, 1995
                                        -----------------------------------
                                     OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      ----------------    -----------------

                        Commission File Number 0-2180

                      TOTAL-TEL USA COMMUNICATIONS, INC.
                      ----------------------------------
           (Exact name of registrant as specified in its charter)

           New Jersey                                        22-1656895
-------------------------------                         -------------------
(State or other Jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)
             150 Clove Road, 8th Floor, Little Falls, NJ 07424
             -------------------------------------------------
           (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (201) 812-1100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X    No
                                  -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                    Outstanding at December 13, 1995
----------------------------         --------------------------------
Common Share, $.05 par value                  1,449,751 shares



                     TOTAL-TEL USA COMMUNICATIONS, INC.
                     ----------------------------------
                              AND SUBSIDIARIES
                              ----------------
                     THIRD QUARTER REPORT ON FORM 10-Q
                     ---------------------------------

                                   INDEX
                                   -----
                                                                  Page No.

PART I.    FINANCIAL INFORMATION

      Condensed Consolidated Statement of Earnings
            Nine months ended October 31, 1995 and 1994
            (unaudited) and three months ended
            October 31, 1995 and 1994 (unaudited)                      3

      Condensed Consolidated Balance Sheets
            October 31, 1995 (unaudited), and
            January 31, 1995                                           4-5

      Condensed Consolidated Statements of Cash Flows
            Nine months ended October 31, 1995 and 1994
            (unaudited)                                                6

      Notes to Condensed Consolidated Financial
            Statements (unaudited)                                     7

      Management's Discussion and Analysis of
            Financial Condition and Results of Operations              8-10


PART II.   OTHER INFORMATION

      Items 1-5                                                        11

      Item 6. Exhibits and Reports on Form 8-K                         11


SIGNATURES                                                             12


                          TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                          ---------------------------------------------------
                              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              ---------------------------------------------
                                                (Unaudited)


                                                    Nine months ended             Three months ended
                                                    -----------------             ------------------
                                                        October 31,                    October 31,
                                                        -----------                    -----------
                                                   1995            1994            1995            1994
                                                   ----            ----            ----            ----

Net Sales                                      $35,589,435     $20,452,888     $13,454,112     $ 8,297,475
                                               -----------     -----------     -----------     -----------
Costs and Expenses
  Cost of Sales                                 24,631,159      14,439,273       9,010,975       5,901,943
  Selling, general and administrative            9,031,414       5,030,615       3,495,237       1,968,718
                                               -----------     -----------     -----------     -----------
                                                33,662,573      19,469,888      12,506,212       7,870,661
                                               -----------     -----------     -----------     -----------
Operating Income                                 1,926,862         983,000         947,900         426,814
                                               -----------     -----------     -----------     -----------
Other Income (Expense)
  Interest income                                  121,187         104,564          25,202          41,765
  Other income                                      15,454          81,427           9,322          60,435
  Interest expense                                  (5,811)         (1,496)           (902)           (561)
                                               -----------     -----------     -----------     -----------
          Total Other Income                       130,830         184,495          33,622         101,639
                                               -----------     -----------     -----------     -----------

Earnings before provision for income taxes       2,057,692       1,167,495         981,522         528,453

Provision for Income Tax                           804,000         490,250         387,700         221,750
                                               -----------     -----------     -----------     -----------


NET EARNINGS                                   $ 1,253,692     $   677,245     $   593,822     $   306,703
                                               -----------     -----------     -----------     -----------


NET EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                                   $0.76           $0.41           $0.36           $0.19
                                               -----------     -----------     -----------     -----------
Weighted Average Shares Outstanding              1,642,257       1,634,764       1,651,535       1,631,201
                                               -----------     -----------     -----------     -----------
Dividends Per Share                                NONE            NONE            NONE            NONE
                                               -----------     -----------     -----------     -----------


                           See notes to condensed consolidated financial statements.


               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                                     OCTOBER 31,      JANUARY 31,
                                                        1995             1995
                                                     -----------      -----------
                                                     (Unaudited)        (Note)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $ 2,983,531     $ 1,347,625

  Securities available for sale                        1,443,793       1,923,424

  Accounts receivable                                  8,157,337       5,939,634

  Note receivable                                         25,000         653,792

  Deferred income taxes                                  304,200         263,000

  Prepaid expenses and other current assets              456,886         420,309
                                                     -----------     -----------
     TOTAL CURRENT ASSETS                             13,370,747      10,547,784


PROPERTY AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION AND AMORTIZATION                        5,097,904       3,924,139

OTHER ASSETS:

  Deferred income taxes                                  105,500          44,000

  Deferred line installation costs, less
    accumulated amortization                             251,533         220,985

  Other assets                                           514,065         372,665
                                                     ----------- -    ----------
                                                         871,098         637,650
                                                     -----------     -----------
                                                     $19,339,749     $15,109,573
                                                     -----------     -----------

       NOTE: The balance sheet at January 31, 1995 has been derived from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.

                                   (Continued)


               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                                     OCTOBER 31,     JANUARY 31,
                                                        1995             1995
                                                     -----------     -----------
                                                     (Unaudited)        (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $ 5,917,231     $ 4,120,841

  Other current and accrued liabilities                1,520,263       1,098,884

  Salaries and wages payable                             664,230         296,659
                                                     -----------     -----------

      TOTAL CURRENT LIABILITIES                        8,101,724       5,516,384
                                                     -----------     -----------

OTHER LONG-TERM LIABILITIES                              266,478         110,814
                                                     -----------     -----------
DEFERRED INCOME TAXES                                    590,681         389,581
                                                     -----------     -----------
SHAREHOLDERS' EQUITY

  Common stock                                            93,240          93,240
  Additional paid-in capital                           3,621,324       3,621,324
  Retained earnings                                    8,289,432       7,035,740
                                                     -----------     -----------
                                                      12,003,996      10,750,304

  Treasury stock                                      (1,584,687)     (1,584,687)
  Receivable from shareholder                           (100,000)       (100,000)
  Unrealized gain on securities available for sale        61,557          27,177
                                                     -----------     -----------
      Total shareholders' equity                      10,380,866       9,092,794
                                                     -----------     -----------

                                                     $19,339,749     $15,109,573
                                                     -----------     -----------

       NOTE: The balance sheet at January 31, 1995 has been derived from the audited consolidated financial statements at that date.

                See notes to condensed consolidated financial statements.


                TOTAL TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                ---------------------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -----------------------------------------------
                                    (Unaudited)
                                                                Nine months ended
                                                                -----------------
                                                                    October 31,
                                                                    -----------
                                                              1995              1994
                                                             ------            ------
OPERATING ACTIVITIES
  Net earnings                                            $ 1,253,692      $   677,246
  Adjustment for non-cash charges                           1,436,100          703,859
  Changes in assets and liabilities                          (201,756)        (131,681)
                                                          ----------       -----------
  Net cash provided by operating activities                 2,488,036        1,249,424
                                                          -----------      -----------
INVESTING ACTIVITIES:
  Net maturities of securities available for sale             422,897               --
  Net decrease in short-term investments                           --          465,808
  Collection of notes receivable                              628,792          127,835
  Purchase of property and equipment                       (1,810,697)      (1,881,767)
  Additions to deferred line installation costs               (93,122)         (79,173)
  Other                                                            --          (81,392)
                                                          -----------      -----------

  Net cash used in investing activities                      (852,130)      (1,448,689)
                                                          -----------      -----------
FINANCING ACTIVITIES:
  Exercise by employee of stock option                             --           49,275
                                                          -----------       ----------
  Net cash provided by financing activities                        --           49,275
                                                          -----------       ----------
NET INCREASE  (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      1,635,906         (149,990)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                       1,347,625        1,368,471
                                                          -----------       ----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                           $ 2,983,531      $ 1,218,481
                                                          -----------       ----------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                            $     5,811      $     1,496
      Income taxes                                        $   595,000      $   435,000

                    See notes to condensed consolidated financial statements.


             TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
             ---------------------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)
                                  -----------






Note A--Basis of Presentation



      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the "Company") for the fiscal year ended January 31, 1995. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ending January 31, 1996.


             TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
             ---------------------------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                          AND RESULT OF OPERATIONS
                          ------------------------

Results of Operations
---------------------
Net sales were approximately $35,589,000 for the first nine months of the current fiscal year, an increase of approximately $15,136,000, or 74%, as compared to the first nine months of the prior fiscal year. Net sales for the third quarter of the current fiscal year were approximately $13,454,000, an increase of approximately $5,157,000 or 62.2% compared to the third quarter of the prior fiscal year. These increases were attributable to intensive sales and marketing efforts by the Registrant. However, given the competitive climate in the long distance telephone industry, there can be no assurance that this rate of growth will continue throughout the remainder of fiscal 1996.

For the current fiscal nine months, the telephone service billed approximately 253,047,000 minutes of calling as compared to approximately 139,089,000 minutes of calling for the comparable nine months of the prior year, resulting in an increase of approximately 113,958,000 minutes, or 81.9%. For the third fiscal quarter of the current fiscal year, the Registrant billed approximately 100,036,000 minutes of calling as compared to approximately 56,539,000 minutes of calling for the third quarter of the prior fiscal year, an increase of 43,497,000 minutes or 76.9%. The average revenue per minute decreased in the current fiscal nine month period and third quarter of the current fiscal year as compared to the prior fiscal year's nine month period and prior fiscal year's third quarter, primarily as a result of the intense price competition in the long distance telecommunications industry.

Cost of sales increased approximately $10,192,000 or 70.6% to approximately $24,631,000 for the current nine months and increased approximately $3,109,000 or 52.7% to approximately $9,011,000 for the third quarter of the current fiscal year. Both of these increases were favorable in relation to the 74% increase in the sales volume for the nine month period and the 62.2% increase in the third quarter. The gross margin for the current nine months increased to approximately 30.8% as compared to approximately 29.4% for the first nine months of the prior fiscal year and to approximately 33% for the third quarter of the current fiscal year as compared to approximately 28.9% for the third quarter of the prior fiscal year. The increase in gross margins is primarily attributable to the resolution by the Registrant in the third quarter of the current fiscal year of certain disputed vendor charges which resulted in a decrease in cost of sales of approximately $450,000.


             TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
             ---------------------------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                          AND RESULTS OF OPERATIONS
                          -------------------------
                                 (Continued)

Selling, general and administrative expense for the current nine months was approximately $9,031,000, an increase of approximately $4,000,000, or 79.5%, as compared to the first nine months of the prior fiscal year and approximately $3,495,000 for the third quarter of the current fiscal year, an increase of approximately $1,526,000 or 77.5% as compared to the third quarter of the prior fiscal year. The increase in these expenses for the nine months ended October 31, l995 as compared to the first nine months of the prior year are due primarily to increased sales commissions of approximately $1,141,000, sales and administrative salaries of approximately $2,035,000, provision for bad debts of approximately $418,000 and data processing services of approximately $106,000. The increase in these expenses for the third quarter of the current fiscal year as compared to the third quarter of the prior fiscal year is due primarily to increased sales commissions of approximately $351,000, sales and administrative salaries of approximately $644,000 and provision for bad debts of approximately $261,000.

The slight increase in interest income for the nine month period of fiscal year 1995 was principally due to increased interest rates partially offset by a reduction of the funds invested. The reduction in funds invested was due to capital expenditures in connection with the purchase and installation of the Registrant's upgraded switching platform and furniture and fixtures purchased for the new office location.

Earnings per share increased to $.76 per share for the current nine months as compared to $.41 per share for the nine months ended October 31, l994, and was $.36 per share for the third quarter of the current fiscal year as compared to $.19 per share for the quarter ended October 31, l994.

Liquidity and Capital Resources
-------------------------------
At October 31, l995, the Registrant had working capital of $5,269,023, an increase of $237,623 or 4.7% as compared to January 31, 1995. The ratio of current assets to current liabilities at October 31, 1995 was 1.7:1, as compared to a current ratio of 1.9:1 at January 31, 1995. The slight increase in working capital at October 31, 1995 was primarily attributable to an increase in cash of $1,635,906, accounts receivable of $2,217,703 and an increase in prepaid expenses and other current assets of $36,570, partially offset by an increase in accounts payable of $1,796,390, other current and accrued liabilities of $421,379, salaries and wages payable of $367,571, a decrease in securities available for sale of $479,631 and in notes receivable of $628,792.


            TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
            ---------------------------------------------------
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
                         AND RESULTS OF OPERATIONS
                         -------------------------
                                (Continued)


The increase in cash of approximately $1,636,000 was the result of an increase in accounts payable and other current liabilities of approximately $2,585,000, non cash charges of approximately $1,436,000, earnings of approximately $1,254,000, collection of notes receivable of approximately $629,000 and maturities of securities available for sale of approximately $423,000, partially offset by an increase in accounts receivable, before allowance for bad debts, of approximately $2,826,000, the purchase of equipment of approximately $1,811,000, additions to deferred line installation costs of approximately $93,000 and an increase in prepaid expense and other current assets of approximately $37,000.

Capital expenditures during the first nine months of the current fiscal year totaled approximately $1,811,000 and were financed from funds provided by operations. Approximately $753,000 of these expenditures were applicable to the switching system to maintain the speed and quality of the network. Approximately $54,000 was expended for leasehold improvements to the Registrant's facilities in Newark, New Jersey and Belleville, New Jersey. Approximately $126,000 was expended for equipment at customers locations.
In addition, approximately $602,000 was expended for the local area network in the Little Falls, New Jersey office to improve management information systems and operating efficiencies, and approximately $255,000 for furniture and fixtures. Capital expenditures for the remainder of the current fiscal year are estimated at approximately $650,000 and it is anticipated that approximately $500,000 of these de the Registrant's switching equipment which should substantially increase its calling capabilities. In addition, approximately $150,000 is planned to be expended for new data processing equipment and continued development of the Company's local area network. These expenditures will be financed through a combination of funds from operations and current working capital.

As of October 31, 1995, the Registrant had no bank borrowings. The Registrant has established a line of credit in the amount of $500,000 with a major New Jersey bank.


            TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
            ---------------------------------------------------
                        PART II - OTHER INFORMATION
                        ---------------------------



ITEMS 1 - 3  Not applicable

ITEM  4      Submission of matters to a vote of security shareholders:

             (a) Annual meeting of shareholders was held on September 20, 1995.

             (b)  The following directors were elected at the meeting:
                    Marc Balmuth
                    Solomon Feldman
                    Warren H. Feldman, Esq.
                    Jay J. Miller, Esq.
                    Jerold L. Zaro, Esq.

             (c) - (d)  Not applicable.

ITEM  5      Not applicable.

ITEM  6      Exhibits and reports on Form 8-K

             (a)  Exhibits - none
             (b) There were no reports on Form 8-K filed for the three months ended October 31, 1995.

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





                                         TOTAL-TEL USA COMMUNICATIONS, INC.
                                         ----------------------------------
                                                     (Registrant)



Date  December  13, 1995    By   /s/  Warren H. Feldman
                                 ------------------------------------------
                            Warren H. Feldman, Esq.
                            President and Chief Executive Officer



Date  December  13, 1995    By   /s/  Thomas P. Gunning
                                 ------------------------------------------
                            Thomas P. Gunning
                            Controller, Chief Financial Officer, Secretary,
                                and Principal Accounting Officer



                     TOTAL-TEL USA COMMUNICATIONS, INC.
                     ----------------------------------

                    EXHIBIT 27 - FINANCIAL DATA SCHEDULE
                    ------------------------------------
1