Form 10-K
period 1996-01-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1996-04-30
CIK 34497

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             --------------

                               FORM 10-K
(Mark one)

 X   ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended        January 31, l996      .
                               ------------------------------
                                 OR

- ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from             to           .
                                    -----------    ----------

                        Commission File Number 0-2180

                      TOTAL-TEL USA COMMUNICATIONS, INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

       New Jersey                                          22-1656895
- ----------------------                                     ------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification No.)

             150 Clove Road, Little Falls, NJ         07424
             ----------------------------------------------
           (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (201) 812-1100

        Securities registered pursuant to Section 12 (b) of the Act:
                                   None

        Securities registered pursuant to Section 12 (g) of the Act:
                   Common Stock, $.05 par value per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  X     No
                                ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [  ]

Aggregate market value (based upon a $19.25 closing price) of the voting stock held by nonaffiliates of the Registrant as of April 22, l996:
$19,160,603.

Number of shares of Common Stock outstanding on April 22, 1996:
1,463,551.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                  None


                                 PART 1
ITEM 1. BUSINESS

  Total-Tel USA Communications, Inc. ( "TotalTel", the "Registrant" or the "Company" ), a New Jersey corporation, was organized on June 8, 1959, under the name of Faradyne Electronics Corp. and adopted its present name on November 4, l991. The Registrant's principal executive office is located at 150 Clove Road, Little Falls, New Jersey 07424 and its telephone number is (201) 812-1100. The Registrant operates as a long distance telecommunications provider as more fully described herein.

PRINCIPAL PRODUCTS AND SERVICES

Telecommunications Services
  In September, l982, Registrant formed Total-Tel USA ( "TotalTel"), as a division of its principal operating subsidiary, commenced offering interstate telephone communication services in January, 1983 and provided the foundation for what is now the Registrant's primary business. TotalTel operates as a resale Common Carrier providing 24 hour, 7 day a week, long distance telephone communication services to customers nationwide. The Registrant's principal market is Northern New Jersey and the New York Metropolitan area for direct transmission within the contiguous United States, and to over 300 countries around the world. The intercity circuits TotalTel utilizes to transmit its customers' telephone calls include, among other facilities, private lines leased from AT&T, LDDS World Com, Qwest and other usage sensitive services leased from other competing carriers.

  TotalTel offers its services primarily through its networks consisting of a digital computerized switch in Newark, New Jersey and intercity circuits which provide access and identification, call routing, transmission and billing records. Subscribers are billed based on the distance and duration of each call completed. In July, 1987, TotalTel began offering its telecommunication services to commercial customers in Manhattan through Total-Tel USA, Incorporated, a wholly owned subsidiary of the Registrant. In August, l992, TotalTel extended its telecommunications services to commercial customers in the Southeastern United States through Total-Tel Southeast, Inc., a wholly owned subsidiary of the Registrant.

  TotalTel began offering its dedicated services and related high usage T1.544 services in late 1985. These services were designed to attract larger, more sophisticated business customers to the Registrant.

  In April 1995, the Registrant formed TotalTel Carrier Services,
Inc. for the purpose of providing long distance service to other common carriers in the telecommunications industry, on a wholesale basis.

  TotalTel employs digital technology in its transmission lines. Digital facilities utilize more sophisticated engineering to yield enhanced voice quality as opposed to older analog technology. The capital expenditure necessary to increase transmission capability through digital technology is less than the comparable cost to expand on an analog basis. Additionally, most of TotalTel's calling volume is carried over fiber optic facilities leased from other carriers as described above and from Bell Atlantic, NYNEX, other Regional Bell Operating Companies, as well as other operating companies.

  During the year ended January 31, 1996, ( "Fiscal 1996" ), as in the Fiscal 1995, a majority of the traffic was carried through various equal access services, also known as switch access, and are priced and offered based on the calling volume of the particular customer. The marketing focus is on customizing services for business customers in the niche market now served by Registrant.

  TotalTel currently has approximately 12,000 active accounts of which approximately 95% are commercial and the balance are residential subscribers. Sales are made primarily through advertising, direct telephone solicitation, field sales contacts, agent sales and referrals from present customers.

  In February, 1993, the Registrant, through its wholly owned subsidiary, TotalTel Services, Inc., commenced the sale and installation of Panasonic telephone systems primarily in the Northern New Jersey and New York Metropolitan area. Sales during Fiscal 1996 were not significant.

  Net sales of telecommunications services and systems in Fiscal
1996 were $49,873,477 as compared to $29,816,632 in fiscal year 1995.
TotalTel had operating income of $2,308,982 in Fiscal 1996 and operating income of $1,553,236 in Fiscal 1995. The operating income represents the income before interest income, interest expense, other income, other expense, provision for income taxes and cumulative effect of change in accounting for income taxes. For further details, see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS elsewhere in this Report.

  The continued growth in revenues in Fiscal 1996 is largely attributable to the rapid expansion of the Registrant's agency network, aggressive internal sales and marketing efforts. In addition, the Registrant completed the installation of its upgraded DEX 600 switch at its new facility in Newark, New Jersey in the second quarter of the Fiscal 1995. The DEX 600 switch has increased transmission capabilities significantly and the new facility allows for substantial future expansion.

  Due to TotalTel's strategic geographic location in the New York
Metropolitan Area, the Company continues to foresee benefits from the availability of a large number of suppliers of transmission facilities located in New York which should provide potential for improved operating efficiency.
Competition

  The most significant competitor in the telecommunications industry, A T & T, has indicated that it intends to compete vigorously with other common carriers (other independent telephone companies). In the past several years, A T & T has implemented several significant rate reductions for its long distance message services. These reductions have required other carriers, including TotalTel, to lower their rates.

  In addition, TotalTel competes with terrestrial and satellite carriers such as MCI Communications Corporation ( "MCI" ), Sprint, LDDS World Com, Frontier and other large companies engaged in providing services in competition with those services offered by TotalTel.
TotalTel also directly competes with local and regional companies which resell services, a number of which are substantially larger than TotalTel.

  More recently, a number of court decisions and the Communications Reform Act passed by Congress in January 1996 have allowed local exchange carriers (LECSs) to compete in the long distance telecommunications market which should substantially increase competition in the future.

  In the opinion of Registrant's management, TotalTel's principal methods of competition with A T & T and others have been and are expected to continue to be pricing, customized service, quality and the development of special billing and other niche services. TotalTel's long distance capability and its customer services should continue to make it competitive for most business users of A T & T, MCI and US Sprint services.

Seasonal Nature of Business
  Registrant's business is not seasonal.

Patents, Trademarks, Licenses, etc.
  Registrant does not hold any material patents, franchises or concessions and holds one license from Aerotel USA for the right to use calling card technology on which Aerotel USA holds a U S Patent.
Royalty payments will be based on net revenues.

Government Regulations
  In August, l982, the Federal Communications Commission ( "FCC" ) substantially deregulated resale common carriers, such as the Registrant. The FCC no longer requires certification of such carriers to initiate business activities nor does it exercise its authority to regulate their rates and services, although it has the power to do so in the future, The FCC may act upon complaints against the Registrant or any other common carrier for failure to comply with its statutory obligations as a common carrier. Registrant is duly tariffed with the FCC as a switched lease carrier.

  In 1995 the FCC discontinued regulating the rates and services of A T & T, determining that A T & T is a non dominant carrier. This determination may affect the Registrant because it competes with A T & T, utilizes A T & T lines to transmit some of its long distance traffic and leases local access transmission facilities from local telephone companies which are FCC regulated. The FCC currently prohibits carriers such as A T & T from refusing to permit resale of their services.

  Services in New York City are regulated by the New York State
Public Service Commission, which requires the filing of a tariff, among other requirements. TotalTel has received approval of its tariff and continues to maintain its tariff in full force and effect. TotalTel Southeast, Inc. is regulated by Georgia Public Service Commission which requires the filing of a tariff. TotalTel Southeast, Inc. has received approval of its tariff and continues to maintain its tariff in full force and effect.

  During Fiscal 1996, the Registrant was registered in 49 states, in respect to service within those states, and is thus subject to the regulatory requirements of the various Public Service Commissions or similar agencies of these states.

  Beginning in April, 1988, TotalTel provided its domestic customers international phone service to numerous foreign countries.
International services are regulated by the FCC which requires a license and the filing of a tariff. Total-Tel's license has been granted and its tariff has been approved.

Compliance with Environmental Provisions
  Registrant believes that it complies in all material respects with current pertinent Federal, state, and local provisions relating to the protection of the environment and does not believe that continued compliance should require any material capital expenditures.

Personnel
  Registrant and its subsidiaries currently employ 180 full-time employees in its long distance telecommunication service, of whom 35 are engaged in sales activities, 15 in customer support, 24 in customer service, 29 in technical and field services, 12 in data processing, and 65 in general and administrative activities. The Registrant considers its relations with its employees to be excellent.

Foreign Operations and Export Sales
  Registrant has no significant foreign operations or export sales.

ITEM 2.  PROPERTIES

  On November 15, l993 and December 28, l993 Total-Tel USA, Inc., a subsidiary of the Registrant, entered into leases to rent an aggregate of approximately 3,500 square feet of space at 744 Broad Street, Newark, New Jersey for its upgraded switching equipment. The leases run from January 1, l994 through December 31, 1998 at an annual rental of $51,480 and also require the tenant to pay proportionate share of any increases in the "Consumer Price Index", U. S. City Average, over the base year.

  On December 1, l993, Total-Tel USA, Inc. a subsidiary of the Registrant, entered into a five year lease to rent approximately 20,000 square feet of space from a partnership in which two of the partners are directors and major shareholders of the Company. The lease provides for annual rentals of $58,560 for the first three years and $63,885 for years four and five. This space is used for warehousing and office space for the technical support employees. The lease requires the payment of any increase in operating expenses and real estate taxes over the base year.

  On February 22, l994, Total-Tel USA Inc., a subsidiary of the Registrant, entered into a lease, subsequently modified on April 15, l994, for approximately 17,700 square feet of space at 150 Clove Road, Little Falls, New Jersey to be used as its sales, executive and administrative offices. The lease provided for a rent holiday until July, 1995 after which the annual rental is approximately $360,000. The lease is for five years and ten months and has been amended by a second lease modification agreement dated February 9, l995 whereby the Registrant leased approximately 6,700 additional square feet of space at the same location at an additional annual rental of $121,707 for the first four years and $138,154 for the next year and two months. The modified agreement also extended the term of the existing lease for an additional two years to August 14, 2002 at a then annual rental of $563,063. The lease requires the payment of the tenant's proportionate share of operating expenses and real estate tax increases over the base year.

  All leases contain options to renew for various periods at rentals to be determined by the then prevailing fair market rate of real estate rents in the area.

ITEM 3.  PENDING LEGAL PROCEEDINGS

  The Registrant brought suit in Civil Court of the City of New
York, County of New York against a customer, Community Network Services, Inc. d/b/a Telecommunity, for the recovery of an account receivable of $37,917 plus interest, attorneys fees and damages. Defendant has counter sued Registrant in the Supreme Court of the State of New York, County of New York alleging breach of contract and seeks compensatory and punitive damages of $1,300,000. The Registrant believes the suit is entirely without merit and is vigorously defending this action.

  In a second action Telecommunications Specialists, Inc., a former customer of the Registrant, brought suit in the United States District Court for the District of Minnesota alleging breach of contract and is seeking compensatory and punitive damages in excess of $14,000,000. The Registrant believes that this suit is entirely without merit and is vigorously defending this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.


       (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)




                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS
         (a) Registrant's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System. The following table sets forth, for the quarterly fiscal periods indicated, the high and low closing sales prices for Registrant's Common Stock in such market, as reported by the National Association of Securities Dealers, Inc.

  FISCAL 1996                               HIGH             LOW
  February 1 thru April 30                 18 3/4            15 1/4
  May 1 thru July 31                       20                17
  August 1 thru October 31                 23                16 1/2
  November 1 thru January 31,1996          24 1/2            17

  FISCAL 1995
  February 1 thru April 30                 21 1/2            13 3/4
  May 1 thru July 31                       22                14 7/8
  August 1 thru October 31                 17 3/4            14 13/16
  November 1 thru January 31, l995         18 1/4            15 1/2

         (b) As of April 22, l996, the approximate number of recordholders of Registrant's Common Stock was 313, as reported by Registrant's transfer agent.

         (c) Registrant has not paid or declared any cash dividends during the past two fiscal years and does not anticipate paying any in the foreseeable future.

         (d) On July 15, l994, the Registrant distributed 131,795 shares of Common Stock in connection with a 10% stock dividend on all shares outstanding as of June 30, l994.

ITEM 6.  SELECTED FINANCIAL DATA


                                            (In thousands except per share amounts)
                                -----------------------------------------------------------------------
Year ended January 31,                                      .
RESULTS OF OPERATIONS:             1996           1995          1994           1993          1992
                                -----------------------------------------------------------------------
Net sales                       $  49,873      $  29,817     $  18,999      $  11,736      $  12,041

Earnings from
    continuing operations       $   1,555      $   1,100     $   1,052      $       9      $     309

Net earnings                    $   1,555      $   1,100     $   1,156      $       9      $     322

Earnings Per Common and Common Equivalent Shares (b):
  Primary:
    Continuing Operations
    Before Cumulative Effect
    Of Accounting Change        $    0.95      $    0.68     $    0.67      $    0.01      $    0.17
    Discontinued Operations     $      --      $      --     $      --      $      --      $    0.01
    Accounting Change           $      --      $      --     $    0.07      $      --      $      --

Net earnings per share          $    0.95      $    0.68     $    0.74      $    0.01      $    0.18

  Fully Diluted:
    Continuing Operations
    Before Cumulative Effect
    Of Accounting Change        $    0.95      $    0.68     $    0.64      $    0.01      $    0.17
    Discontinued Operations     $      --      $      --     $      --      $      --      $    0.01
    Accounting Change           $      --      $      --     $    0.07      $      --      $      --

Net earnings per share          $     0.95     $    0.68     $    0.71      $    0.01      $    0.18

Average common shares
    outstanding (a) (b)
  Primary                            1,642         1,629         1,579          1,499          1,799
  Fully Diluted                      1,642         1,629         1,634          1,499          1,799

Cash dividends per
    common share                      NONE          NONE          NONE           NONE           NONE

Additions to property
    & equipment                 $    3,028     $   2,268     $   1,375      $     721      $      82

Depreciation and
    amortization                $    1,026     $     663     $     492      $     458      $     424

FINANCIAL POSITION:

Working Capital                 $    4,799     $   5,031     $   4,683      $   4,717      $   6,205

Property and equipment - net    $    6,011     $   3,924     $    2,236     $   1,272      $     920

Total assets                    $   20,520     $  15,110     $   11,071     $   9,044      $  10,104

Long-term debt                  $       --     $      --     $       --     $     --       $      58

Shareholders' Equity            $   10,700     $   9,093     $    7,917     $  6,860       $   8,067

Common shares
    outstanding (a) (b)              1,464         1,450          1,438        1,438           1,739



         (a) In February and July, 1992, the Registrant purchased 224,250 and 50,000 shares, respectively, of its Common Stock which were designated to treasury stock. In December, 1991, the Registrant purchased 65,442 shares of its Common Stock which were designated to treasury stock.

         (b) All per share amounts have been restated to reflect the 10% Common Stock dividend distributed July 15, l994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Fiscal 1996 as Compared to Fiscal 1995
  The following discussion of the results of operations relates to the continuing operations of the Registrant, which is comprised of the long distance telephone service business.

  Net sales for Fiscal 1996 increased approximately $20,056,000 as compared to Fiscal 1995. The increase in telephone sales volume of approximately 67.3% was primarily due to intensive sales and marketing by the Registrant.

  For Fiscal 1996, the Registrant billed approximately 365,878,000 minutes of calls as compared to approximately 204,631,000 minutes of calls in the prior fiscal year, resulting in an increase of approximately 161,247,000 minutes or 78.8% as compared to the prior fiscal year. This increase was unfavorable in relation to the 67.3% increase in sales volume for the period and was indicative of the lower cost per minute billed due to substantial competitive pressure.

  The major component of cost of sales is leased facilities or line costs which is the purchased transmission capacity over which the Registrant routes its long distance traffic. Line costs for Fiscal 1996 were $32,442,000 an increase of $13,335,000 or 69.9% which was slightly unfavorable as compared to the increase in sales of approximately 67.3%. The other components are switch and technician salaries, utilities, rent and depreciation which totaled $2,413,000 for Fiscal year 1996 an increase of $666,000 or 38.1%. The increase in cost of sales was attributable to the increased sales of the Registrant. Gross margin increased slightly in Fiscal 1996 to 30.12% from 30.06% in Fiscal 1995.

  Selling, general and administrative expenses increased approximately $5,299,000 or 71.5% for fiscal year 1996 as compared to the prior fiscal year. The increase was primarily due to increased salaries expense of $1,774,000 or 58.4%, increased commissions of $1,432,000 or 75.1% and increased provision for bad debts of $428,000 or 109.2%. The substantial increase in commissions and provision for bad debts is a reflection of the aggressive pursuit of new business in a highly competitive market.

  The increase in interest income for the Fiscal 1996 was primarily due to increased interest rates.

  Fiscal 1995 as Compared to Fiscal 1994
  The following discussion of the results of operations relates to the continuing operations of the Registrant.

  Net sales for Fiscal 1995 increased approximately $10,817,000 as compared to Fiscal 1994. The increase in telephone sales volume of approximately 56.9% was primarily due to intensive sales and marketing by the Registrant, both internally and through expanded agency sales partially offset by lower prices.

  For Fiscal 1995, the Registrant billed approximately 204,631,000 minutes of calls as compared to approximately 114,947,000 minutes of calls for the prior fiscal year, an increase of approximately 89,684,000 minutes or 78%.

  Cost of sales for Fiscal 1995 increased approximately $7,941,000 or 61.5% as compared to the prior fiscal year. This increase was unfavorable in relation to the 56.9% increase in sales volume for the period and is a reflection of the competitive pricing pressures in the industry.

  Line costs for Fiscal 1995 were $19,107,368, an increase of $7,334,301 or 62.3% over the prior year. The other components are switch and field technician salaries, utilities, rent and depreciation which totaled $1,745,272 for Fiscal 1995, an increase of $663,316 or 61.3%. The increase in cost of sales was attributable primarily to the substantially increased sales of the Company. The higher proportionate cost of sales was attributable to lower selling price per minute, even though vendors continued to lower their prices to the Registrant. These factors caused a decrease in the gross margin of approximately 2% to approximately 30% for Fiscal 1995.

  Selling, general and administrative expenses increased approximately $2,767,000 or 60% for Fiscal 1995 as compared to the prior fiscal year. The increase was primarily due to increased salaries of $928,691 or 48.7%, increased commissions of $917,602 or 91.4% and an increased provision for bad debts of $159,724 or 68.9%. The continued substantial increase in commission is attributable to the aggressive pursuit of new business in a highly competitive market.
  Interest income for Fiscal 1995 decreased approximately $31,000 as compared to Fiscal 1994 primarily due to a reductions in the funds available for investment.

  Liquidity and Capital Resources
  At January 31, l996, the Registrant had working capital of $4,799,334 as compared to $5,031,400 at January 31, l995, a decrease of $232,066. The ratio of current assets to current liabilities at January 31, 1996 was 1.5:1 and at January 31, 1995 was 1.9:1. This slight decrease in working capital at January 31, l996 was attributable primarily to an increase in cash and cash equivalents of $1,829,513 and accounts receivable of $2,802,284 (net of doubtful accounts) partially offset by the collection of notes receivable of $538,345 and accrued interest receivable of $80,074, a decrease in investments available for sale of $956,489, an increase in accounts payable of $2,483,618 and an increase in other current and accrued liabilities and salaries and wages payable of $821,229.

  The decrease in the current ratio from 1.9:1 to 1.5:1 is primarily due to the purchase of property and equipment during Fiscal Year 1996 in the amount of $3,027,719. While the decrease in the current ratio may be considered material, the Registrant continues to maintain a strong liquid position with cash and cash equivalents and investments available for sale of $4,144,073 representing 47.0% of current liabilities. The Registrant believes that its current cash position, projected operating revenue and bank line availability should be sufficient to meet its foreseeable operating needs and planned capital expenditures.

  The cash flow statement of the Registrant for Fiscal 1996
indicated an increase in cash of $1,829,513. Net earnings of $1,554,589 and non cash adjustments of $2,054,848 reduced by net changes in assets and liabilities of $223,077 provided cash from operations of $3,386,360. Cash used in investing activities totaled $1,573,264. The major components were purchases of property and equipment of $3,027,719 and additions to line installation cost of $111,283, net maturities of available for sale securities of $1,600,963, collection of notes receivable of $628,792 and issuance of notes to shareholder net of repayment of $82,500. Cash provided by investing activities totaled $16,417 and was the result of the exercise of stock options.

  Capital Expenditures
  Capital expenditures during Fiscal 1996 totaled approximately
$3,028,000 and were financed from funds provided from Registrant's working capital and cash derived from operations. The capital expenditures were used to purchase the following equipment and leasehold improvements:

  $1,672,000  -  to upgrade and provide  further  enhancement to the  signaling and switching system, to enhance the
                 distance carriers and to increase switching capacity
                 to allow for future growth.
  $  999,000  -  primary data processing equipment and data processing software to be used in the headquarters' local area
                 network and enhancement to the Registrant's billing
                 and information systems.
  $  288,000  -  furniture and fixtures for the general offices located in Little Falls, New Jersey and the switch facility in
                 Newark, New Jersey.
  $   69,000  -  for leasehold  improvements  primarily  for the facility in Belleville, New Jersey.

  Capital expenditures for Fiscal 1997 are estimated at approximately $3,500,000 and are expected to be used for the following:
  To provide further enhancements to the signaling and switching system, to enhance the interconnection to the Bell Companies and other long distance carriers and to increase switching capacity to allow for growth; for office improvements, furniture and equipment in connection with the expansion of the main office and sales office operation; for new data processing equipment to complement and expand the present system of the Registrant; improvement to the new facility located in Belleville, New Jersey; continued development of the local area network for the new sales and administrative offices in Little Falls, New Jersey; for additional vehicles for service technicians.

  The Registrant anticipates that capital expenditures for Fiscal
1997 will be funded from operations and current working capital and, possibly, long term borrowings for which no commitment currently exists.

  As of January 31, l996, the Registrant had a bank line of credit of $500,000. During Fiscal 1996 Registrant had no bank borrowings.

  Inflation
  Since inflation has slowed in recent years, the Registrant does not believe that its business has been materially affected by the relatively modest rate of price increases in the economy. The Registrant continues to seek improvements in operations and efficiency through capital expenditures. The planned expenditures to improve the signaling system, information systems and the local area network is expected to result in future operating costs savings which could partially offset any cost increases which may occur in the future.

  Environmental Matters
  The Registrant is not a party to any legal proceedings or the subject of any claim regarding environmental matters generally incidental to its business. In the opinion of Management, compliance with the present environmental protection laws should not have a material adverse effect on the financial condition of the Registrant.

  Accounting for Income Taxes
  The Registrant adopted the Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes" ( "SFAS No.109" ), in the first quarter of Fiscal 1994. This implementation increased net earnings for Fiscal 1994 by $104,000 or $.07 per share.

  Accounting for Certain Investments in Debt and Equity Securities
  In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ( "SFAS No. 115" ) which is effective for fiscal years beginning after December 15, 1993. The Registrant adopted SFAS No. 115 in the first quarter of Fiscal 1995, which adoption had no significant effect on the Registrant's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  The Financial Statements and Supplementary Data are included under
Item 14 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  The directors and officers of the Registrant are as follows:

Name                            Age            Position
Marc Balmuth                     48            Director
Solomon Feldman                  75            Treasurer and Director
Warren H. Feldman                40            Chairman, Chief Executive
                                               Officer and Director
Thomas P. Gunning                58            Chief Financial Officer,
                                               Controller and Secretary
Jay J. Miller                    63            Director
Jerold L. Zaro                   44            Director

  The Registrant's directors all serve for one year terms or until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors.

  Mr. Marc Balmuth was elected as a Director of the Registrant, in May, 1993. Mr. Balmuth is currently the President of the Caldor discount department store chain and has held that position since early 1987.
From 1985 to 1987, Mr. Balmuth was Executive Vice President of Venture discount chain of St. Louis, Missouri. Prior to joining Venture, Mr. Balmuth held various executive positions in the retail industry. Mr. Balmuth is the son-in-law of Manual Brucker, a former officer and director of the Registrant and a major shareholder of the Registrant.

  Mr. Solomon Feldman has served as the Treasurer and as a Director of the Registrant continuously since its inception in 1959. Mr. Feldman is currently a private investor and devotes approximately 25% of his time to the business of the Company.

  Warren H. Feldman, Esq. was elected President and Chief Executive Officer of the Registrant in September, 1992 and was elected Chairman of the Board in September, 1994. Prior to such time, he served as Vice President - Regulatory Affairs of Registrant since January, 1986, and had been the General Manager of Total-Tel USA Division and in-house General Counsel of Registrant since 1984. He was elected a Director on April 1, l987 and President of Total-Tel USA Division on October 27, l988. Warren H. Feldman is the son of Solomon Feldman.

  Thomas P. Gunning was appointed Chief Financial Officer in
September, 1994 and Secretary of the Registrant in January, 1995. He has served as Controller of the Registrant since September 1992. He is a Certified Public Accountant licensed by the State of New York and New Jersey. From 1989 until joining the Registrant, Mr. Gunning was the Senior Audit Manager at Rosenberg Selsman & Company a certified public accounting firm. From 1976 to 1989, he was Chief Financial Officer of Flyfaire, Incorporated a travel wholesale operator. Prior to such time, Mr. Gunning held various positions in both public and private accounting.

  Jay J. Miller, Esq. has been a practicing attorney for more than thirty years in the State of New York. Mr. Miller is a Director of Vestro Natural Foods, Inc., a specialty food firm, and Edison Control Corporation, a manufacturer of electronic fault indicators for the power utility industry. He also is a director of Gulf Resource Pacific Ltd., a New Zealand real estate company.

  Jerold L. Zaro, Esq. was elected a Director of Registrant in
August, 1991. Mr. Zaro joined the firm of Ansell, Zaro, Bennett and Grimm, a law firm engaged in the general practice of law in Eatontown, New Jersey in 1976 and has been its President since 1985. Mr. Zaro is Director of First Dewitt Bank, a New Jersey State chartered banking institution. Mr. Zaro is also a Commissioner of the New Jersey Highway Authority, which owns, operates and maintains the Garden State Parkway and the Garden State Arts Center.

SIGNIFICANT EMPLOYEE

  Kevin A. Alward, President and Chief Operating Officer of
TotalTel, the principal operating subsidiary of Registrant, joined Registrant in October, 1988, as a sales account executive. Mr. Alward became Manager of Sales in November, l990 and Vice President of Marketing in 1991. In February, 1992, Mr. Alward was promoted to Senior Vice President and assumed the additional responsibilities of Chief Operating Officer in April, l993. In 1994, Mr. Alward was promoted to President of TotalTel, Inc., the principal operating subsidiary of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION
a) The following table sets forth the compensation which the Registrant paid during the fiscal years ended January 31, l996, 1995, 1994 to the Chief Executive, each Executive Officer of the Registrant and the President of its principal operating subsidiary whose aggregate remuneration exceeded $100,000.

                                           Summary Compensation Table
Name and            Fiscal Year   Annual Compensation    Other                Compensation
Principal           Ended                                Annual               Awards                  All Other
Position            January 31    Salary ($)   Bonus(s)  Compensation($)      Options (#)             Compensations(s)
                                                                                                         .
Warren H.          1996           $195,000 (1) $274,241                                               $4,667 (4)
Feldman            1995           $195,103 (1) $ 74,153                       15,000 (2)              $4,583 (5)
President and      1994           $149,651 (1) $ 63,746                       19,250 (3)              $4,167 (6)
Chief Executive
Officer


Kevin Alward       1996           $195,000     $274,241                                               $6,010 (9)
President of       1995           $195,000     $ 63,700                       31,500 (7)(8)           $5,256 (10)
TotalTel, Inc.


(1)  Does not include an annual Director's fee of $15,000.

(2) Represents incentive options to purchase 15,000 shares of Common Stock exercisable at a price of $19.25 per share (110% of the market price at the date of issue). These options vest over a period of forty-eight (48) months, with 25% of each option exercisable at the 12th, 24th, 36th, and 48th month of its term, subject to earlier vesting in certain circumstances as provided in the option agreement.

(3) Represents incentive options to purchase 19,250 shares of Common Stock exercisable at a price of $5.40 per share adjusted for the 10% stock dividend issued July 15, 1994. These options vest over a period of thirty-six (36) months, with 25% of each option exercisable at the 6th, 12th, 24th, and 36th month of its term, subject to earlier vesting in certain circumstances as provided in the option agreement.

(4) The amounts shown represent the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement Savings Plan of
$2,310 and $2,357 for the use of a company vehicle for non business purposes.

(5) The amount shown represents the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement Savings Plan of
$2,226 and $2,357 for the use of a company vehicle for non business purposes.

(6) The amounts shown represents the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement Savings Plan of
$1,810 and $2,357 for the use of a company vehicle for non business purposes.

(7) Represents incentive options to purchase 16,500 shares of Common Stock exercisable at a price of $14.55 per share, adjusted for the 10% stock dividend issued in July 1994. These options vest over a period of thirty-six (36) months with 25% of each option exercisable at the 8th, 12th, 24th, and 36th month of its term, subject to earlier vesting in certain circumstances as provided in the option agreement.

(8) Represents incentive options to purchase 15,000 shares of Common Stock exercisable at a price of $17.50 per share. These options vest over a period of forty-eight (48) months with 25% of each option exercisable at the 12th, 24th, 36th, and 48th month of its term, subject to earlier vesting in certain circumstances as provided in the option agreement.

(9) The amounts shown represent the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement Savings Plan of
$2,310 and $2,643 for the use of a company vehicle for non business purposes and $1,057 term life insurance premiums.

(10) The amount shown represents the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement Savings Plan of
$1,556 and $2,643 for the use of a company vehicle for non business purposes and $1,057 term life insurance premiums.

(b)  Compensation Pursuant to Plans
     1987 Stock Option Plan

  In October, 1987, the Registrant adopted its 1987 Stock Option
Plan (the " Plan " ). The Plan provides that certain options granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1954, as amended (the " Code " ), while non-qualified options may also be granted under the Plan. Incentive stock options may be granted only to employees of the Registrant, while non-qualified options may be granted to non-executive directors, consultants and others as well as to employees.

  The Plan is administered by a Committee of the Registrant's Board of Directors. The Registrant has reserved 332,450 shares of Common Stock for issuance to employees, officers, directors and consultants of the Company. The shares for options granted prior to July 15, l994 have been adjusted for the 10% stock dividend.

  No option may be transferred by an optionee other than by will or the laws of desent and distribution, and during the lifetime of an optionee, an option may be exercised only by him. In the event of termination of employment other than by death or disability, the optionee will have one month (subject to extension not to exceed an additional two months) after such termination during which he may exercise his option. Upon termination of employment of an optionee by reason of death or permanent total disability, his option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. No similar limitation applies to non-qualified options.

  Options under the Plan must be granted within ten years from the effective date of the Plan. Incentive stock options granted under the Plan cannot be exercised later than ten years from the date of grant. Options granted under the Plan will permit payment of the exercise price in cash or by delivery to the Registrant of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no additional investment other than his original shares.

  Any options that expire unexercised or that terminate upon an employee's ceasing to be employed by the Registrant become available once again for issuance under the Plan.

                OPTIONS GRANTS IN LAST FISCAL YEAR
                                 NONE
(C)  Other Compensation
     None.

(d)  Compensation of Directors
     Each director of the Registrant receives $15,000 per year for services in such capacity.

(e)  Termination of Employment and Change of Control Arrangements
     None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
  (a)  Security Ownership of Certain Beneficial Owners
  Set forth below is certain information concerning persons who are know by Registrant to own beneficially more than 5% of any class of the Registrant's voting shares on April 22, 1996.

               Name and                     Amount and
Title          Address of                   Nature of           Percentage
of             Beneficial                   Beneficial          of
Class          Owner                        Ownership (1)       Class

Common         Manuel Brucker               129,983             7.7 %
Stock $.05     150 Clove Road               shares
par value      Little Falls, NJ 07424

Common         Solomon Feldman              239,095             14.2 %
Stock $.05     1890 South Ocean Drive       shares
par value      Hallandale, FL 33009

Common         Warren H. Feldman            290,100 (2)         17.2 %
Stock $.05     150 Clove Road               shares
par value      Little Falls, NJ 07424

Common         Michael A. Karp              109,670             6.5 %
Stock $.05     3416 Sansom Street           shares
par value      Philadelphia, PA 19104

Common         Heartland Advisors, Inc.     256,500             15.2%
Stock $.05     790 North Milwaukee St.      shares
par value      Milwaukee, WI 53202

Common         Kevin Alward                 141,750 (3)         8.4 %
Stock $.05     150 Clove Road               shares
par value      Little Falls, NJ 07424

(1) All shares are beneficially owned and sole investment and voting power is held by the persons named to the best of the Registrant's knowledge.

(2) Includes options to purchase 100,000 shares of the Registrant's Common Stock which are currently exercisable or within 60 days hereof.

(3) Included options to purchase 125,000 shares of the Registrant's Common Stock which are currently exercisable or within 60 days hereof.

     (b)     Security Ownership of Management
     The following table sets forth as of April 22, 1996 information concerning the beneficial ownership of each class of equity securities by each director of the Registrant and all directors and officers of the Registrant as a group:


               Name and                Amount and
Title          Address of              Nature of         Percentage
of             Beneficial              Beneficial        of
Class          Owner      .            Ownership (1)     Class          .

Common         Solomon Feldman         239,095           14.1%
Stock $.05     1890 South Ocean Drive  shares
par value      Hallandale, FL 33009

Common         Warren H. Feldman       290,100(2)        17.1%
Stock $.05     150 Clove Road          shares
par value      Little Falls, NJ 07424

Common         Jay J. Miller            ---              ---
Stock $.05
value

Common         Jerold L. Zaro          11,000             .6%
Stock $.05                             shares
value

Common         Kevin Alward            141,750(3)        8.3%
Stock $.05                             shares
value

Common         All directors           693,195(2)(3)    40.8%
Stock $.05     and officers as a       shares
par value      group (6 in number)


(1) All shares are beneficially owned and sole investment and voting power is held by the persons named.

(2) Includes options to purchase 100,000 shares of the Registrant's Common Stock which are currently exercisable or within 60 days hereof.

(3) Includes options to purchase 125,000 shares of the Registrant's Common Stock which are currently excercisable or within 60 days hereof.

     (c)     Changes in Control
     The Registrant knows of no contractual arrangement which may, at a subsequent date, result in a change in control of the Registrant.

21


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 1, l993, the Company leased warehouse space in Belleville, New Jersey from a partnership in which two directors and major shareholders are a partner and a former director and a major shareholder is also a partner. During the fiscal year ended January 31, l996, the Company paid rent of $59,760 to the partnership. The annual rent for this premise is $58,560 for the first three years and $63,885 for years four and five.

     As explained more fully in Note K to the Financial Statements the Registrant has from time to time made loans to an executive employee and shareholder of the Registrant.






(THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)



TOTALTEL USA COMMUNICATIONS, INC.
AND SUBSIDIARIES
ITEM 14.     EXHIBITS AND FINANCIAL STATEMENTS SCHEDULE
          YEARS ENDED JANUARY 31, 1996, 1995, AND 1994
INDEX
     (a) (1)     FINANCIAL STATEMENTS:  The following consolidated
financial statements of Total-Tel USA Communications, Inc. and subsidiaries are included at the end of this Report:

CONSOLIDATED FINANCIAL STATEMENTS:                             PAGE

     Independent auditors' report                               F-1
     Consolidated balance sheets - January 31, l996
          and 1995                                              F-2
     Consolidated statements of earnings - years
          ended January 31, 1996, 1995 and 1994                 F-3
     Consolidated statements of shareholder's equity -
          years ended January 31, 1996, 1995, 1994              F-4
     Consolidated statements of cash flow - years
          ended January 31, l996, 1995, 1994                    F-5
     Notes to consolidated financial statements                 F-7

     (a) (2) SUPPLEMENTARY DATA FURNISHED PURSUANT
             TO THE REQUIREMENTS OF FORM 10-K:

     Schedule - years ended January 31, l996, l995 and 1994.

II     Valuation and Qualifying Accounts (Consolidated)         F-13

                            ***************

Schedules other than those listed above are omitted because they are not required, not applicable or the information has been otherwise supplied.




(THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)


SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of April, 1996.
                         TOTAL-TEL USA COMMUNICATIONS, INC.
                         (Registrant)




                         By: /S/ Warren H. Feldman
                                                  ----------------
                              Warren H. Feldman

President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                         Date
- ---------                       -----                         ----


/S/ Marc Balmuth               Director                 April 22, l996
                ----------
Marc Balmuth


/S/ Solomon Feldman             Treasurer and Director    April 22, l996
                   ----------
Solomon Feldman


/S/ Warren H. Feldman         Chairman of the Board,    April 22, l996
                    --------- Chief Executive Officer
Warren H. Feldman             and Director


/S/ Thomas P. Gunning         Chief Financial Officer   April 22, l996
                     -------- Secretary, Controller and
Thomas P. Gunning             Principal Accounting Officer


/S/ Jay J. Miller             Director                   April 22, l996
                 ------------
Jay J. Miller


/S/ Jerold L. Zaro           Director                    April 22, l996
                  ----------
Jerold L. Zaro


Exhibit No.                    Description of Document
- -----------                    -----------------------
(3) (a)  Certificate of Incorporation, as amended.
         Incorporated by reference to Exhibits 2-A, 2-B, 2-C and 2-D to
         Registration Statement No. 2-15546 and Registrant's proxy
         statement relating to its 1987 Annual Stockholder's Meeting.

(3) (b) By-Laws of Registrant. Incorporated by reference to Exhibit A to Registrant's Annual
         Report on Form 10-K for the year ended January 31, 1972.

(3) (c) Amended Certificate of Incorporation to change the name of the Corporation from Faradyne Electronics Corp.
         to Total-Tel USA Communications, Inc., dated November 4, l991.
         Incorporated by reference to Exhibit 3 (c) to Registrant's
         Annual Report on Form 10-K for the year ended January 31, l992.

(10)(a)  Lease of premises at 140 Little Street,
         Belleville, New Jersey, between Mansol Realty Company and Mansol
         Ceramics Company, dated March 30, 1960. Incorporated by reference to Exhibit 13 (e) to Registration Statement No. 2-17546.

(10)(a) (1)   Assignment of lease from Mansol Realty Company to Mansol
              Realty Associates. Incorporated by reference to Exhibit
              10 (a) (1) to  Registrant's  Annual Report on Form 10-K
              for the year
              ended January 31, l982.

(10)(b)       Extension Agreement re:  Lease of premises at 140
              Little Street dated October 31, l974. Incorporated by reference to Exhibit 10 (b) to Registrant's Annual Report on Form 10-K for the year ended January 31, l981.

(10)(c)       Lease of premises at 471 Cortland Street,
              Belleville, New Jersey, between Birnfield Associates and
              Mansol Ceramics Company, dated October 31, 1974. Incorporated by reference to Exhibit 10 (c) to Registrant's Annual Report on Form 10-K for the year ended January 31, 1981.

(10)(d)       Lease Modification Agreement re: Lease of
              premises at 471 Cortland Street dated July 24, 1980.  Incorporated by reference to Exhibit 10 (d) to Registrant's Annual Report on
              Form 10-K for the year ended January 31, 1981.

(10)(e) (i)   Term Loan Agreement and Term Note both dated April 22,
              l983 between Mansol Ceramics Company and United Jersey
              Bank in the principal amount of $1,192,320. Incorporated by reference to Exhibit 10 (e) to Registrants Annual Report
              on Form 10-K for the year ended January 31, l983.

(10)(e) (ii)  Installment Note and Equipment Loan and Security
              Agreement of Mansol Ceramics Company and Guaranty of
              Registrant, dated August 1, l988, in connection with extension of the maturity date of the loan referenced to in Exhibit 10 (e) (i).

(10)(f)       Lease of premises at 17-25 Academy Street,
              Newark, New Jersey between Mansol Ceramics Company and
              Rachlin & Co., dated April 29, l983. Incorporated by reference to Exhibit 10 (f) to Registrant's Annual Report on Form
              10-K for the year ended January 31, l984.

(10)(g)       Lease Modification Agreement re: Lease of
              Premises at 471 Cortland Street dated July 24, l985.  Incorporated by reference to Exhibit 10 (g) to Registrant's Annual Report
              on Form 10-K for the year ended January 31, l986.

(10)(h)       Master Lease Agreement between Mansol Ceramics
              Company and Fidelcor Services, Inc. dated December 30, l985. Incorporated by reference to Exhibit 10 (h) to Registrant's Annual Report on Form 10-K for the year ended January 31, l986.



25

Exhibit No.                         Description of Document
- -----------                         -----------------------

(10)(i) Deed, Mortgage and Mortgage Note between William and Fred Schneper as Grantees and Borrowers and Mansol
            Ceramics Company as Grantor and Lender, dated July 26, l985 re: property located in Hanover Township, New Jersey.
            Incorporated by reference 10 (i) to Registrant's Annual
            Report on Form 10-K for the year ended January 31, l986.

(10)(j)     Lease of premises at 140 Little Street,
            Belleville, New Jersey, between Mansol Realty
            Association and Mansol Ceramics Company, dated July 31, 1986.
            Incorporated by reference to Exhibit 10 (j) to Registrant's
            Annual Report on Form 10-K for the year ended January 31, l987.

(10)(k)     1987 Stock Option Plan. Incorporated by
            reference to Registrant's proxy statement relating to its 1987 Annual Stockholders' Meeting.

(10)(k)(1) Amendment to the 1987 Stock Option Plan. Incorporated by reference to Registrant's Form S-8 dated November 13, l995.

(10)(l) Renewal of Lease and Extension to additional space at 17-25 Academy Street, Newark, New Jersey (a/k/a 1212
            Raymond Boulevard, Newark, New Jersey) between Mansol
            Ceramics Company and Rachlin & Co. Incorporated by reference to Exhibit 10 (l) to Registrant's Annual Report on Form 10-K for the year ended January 31, l988. (See also Exhibit 10 (f)).

(10)(m)     Agreement, dated June 13, 1989, between Mansol
            Ceramics Company and Bar-lo Carbon Products, Inc. providing for the sale of Ceramics' Carbon fixtures division.
            Incorporated by reference to Exhibit 10 (m) to Registrant's
            Annual Report on Form 10-k for the year ended January 31, 1990.

(10)(n)     Modification of Note and Mortgage from William Schneper,
            Fred Schneper and Leon Schneper (Mortgagor) to
            Mansol Ceramics Company (Mortgagee) dated August 1, l990, extending the term of the Note and Mortgage and modifying the interest provision.

(10)(o)     Asset Purchase Agreement between Registrant, Mansol Ceramics
            Company and Mansol Industries Inc. dated May 22, l990, including
            Subordinated Term Promissory Note and Security Agreement, covering sale of assets and business of Manufacturing Division of Mansol Ceramics Company. Incorporated by reference to Exhibits
            1, 2 and 3 to Registrant's Current Report on Form 8-K dated
            May 22, l990.

(10)(p)     Modification of Loan between Mansol Industries,
            Inc. (borrower) and Mansol Ceramics
            Company (Lender) dated January 31, 1992, allowing for the deferral of the principal for twelve months through and including the period ending June 22, l992 in consideration for personal guarantees from Borrower. Incorporated by reference to Exhibit 10 (p) to Registrant's Annual Report on Form
            10-K for the year ended January 31, 1992.

(10)(q) Lease of premises at 470 Colfax Avenue, Clifton, New Jersey, between Total-Tel USA Communications, Inc. and Broadway
            Financial Investment Services, Inc. dated March  25, 1991.
            Incorporated by reference to Exhibit 10 (q) to Registrant's
            Annual Report on Form 10-K for the year ended January 31, l992.

(10)(r)     Lease of premises at 744 Broad Street, Newark,
            New Jersey between Total-Tel USA Inc. and Investment Property
            Services, Inc. dated November 15, 1993. Incorporated by reference to Exhibit 10 (r) to the Registrant's Annual Report on Form
            10-K for the year ended January 31, 1994.

(10)(s)     Lease of premises at 744 Broad Street, Newark,
            New Jersey between Total-Tel USA, Inc. and Investment Property
            Services, Inc. dated December 28, 1993. Incorporated by reference to Exhibit 10 (s) to the Registrant's Annual Report on Form 10-K for the year ended January 31, l994.

26


Exhibit No.                         Description of Document
- -----------                         -----------------------

(10)(t)     Lease of premises at 471 Cortland Street,
            Belleville, New Jersey, between Total-Tel USA Inc. and
            Birnfield Associates - Belleville dated December 1, l993.
            Incorporated by reference to Exhibit 10 (t) to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1994.

(10)(u) Lease of premises at 150 Clove Road, Little Falls, New Jersey, between Total-Tel USA Inc. and the Prudential Insurance Company of America dated February 22, l994. Incorporated by reference to Exhibit 10 (u) to the Registrant's Annual Report on Form
            10-K for the year ended January 31, l994.

(10)(v)     Lease modification to the lease of the premises at 150 Clove
            Road, Little Falls, New Jersey between TotalTel, Inc. and
            The Prudential Company of America dated May 18, l994.
            Incorporated by reference to Exhibit 10 (v) to the Registrant's
            Annual Report on Form 10-K for the year ended January 31, l995.

(10)(w) Second lease modification to the lease of the premises at 150 Clove Road, Little Falls, New Jersey between
            TotalTel, Inc. and Theta Holding Company, L. P., successor to the Prudential Insurance Company of America dated February 9, l995.
            Incorporated by reference to Exhibit 10 (w) to the Registrant's
            Annual Report on Form 10-K for the year ended January 31, l995.

(21)        Subsidiaries of Registrant. Incorporated by reference to
            Exhibit 22 to Registrant's Annual Report on Form 10-K for the year ended January 31, 1994.





(THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)





INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Total-Tel USA Communications, Inc.
Little Falls, New Jersey

We have audited the accompanying consolidated balance sheets of Total-Tel USA Communications, Inc. and subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1996. Our audits also included the financial statement schedule listed in the index at item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Total-Tel USA Communications, Inc. and subsidiaries as of January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note B to the financial statements, effective February 1, 1994, the Company changed its method of accounting for marketable securities in accordance with Statement of Financial Accounting Standards No. 115 and, effective February 1, 1993, the Company changed its method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109.



Deloite & Touche LLP
New York, NY



April 19, 1996



TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1996 AND 1995
- --------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                   1996                1995

CURRENT ASSETS:
  Cash and cash equivalents                                                          $ 3,177,138         $ 1,347,625
  Investments available for sale                                                         966,935           1,923,424
  Trade accounts receivable (net of allowance for doubtful accounts
    of $831,538 and $492,235 in 1996 and 1995, respectively)                           8,741,918           5,939,634
  Notes receivable                                                                        27,000             653,792
  Deferred income taxes                                                                  314,600             263,000
  Prepaid expenses and other current assets                                              392,974             420,309
                                                                                     -----------         -----------
           Total current assets                                                       13,620,565          10,547,784
                                                                                     -----------         -----------
PROPERTY AND EQUIPMENT, NET                                                            6,011,005           3,924,139

OTHER ASSETS:
  Notes receivable                                                                        90,281
  Deferred line installation costs (net of accumulated amortization
    of $796,170 and $710,921 in 1996 and 1995, respectively)                             247,019             220,985
  Other assets                                                                           426,164             372,665
                                                                                     -----------         -----------
           Total other assets                                                            763,464             593,650
                                                                                     -----------         -----------
                                                                                     $20,395,034         $15,065,573
                                                                                     ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                   $ 6,604,459         $ 4,120,841
  Other current and accrued liabilities                                                1,775,256           1,098,884
  Salaries and wages payable                                                             441,516             296,659
                                                                                     -----------         -----------
           Total current liabilities                                                   8,821,231           5,516,384
                                                                                     -----------         -----------
OTHER LONG-TERM LIABILITIES                                                              313,742             110,814
                                                                                     -----------         -----------
DEFERRED INCOME TAXES                                                                    560,481             345,581
                                                                                     -----------         -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, par value $.05 per share; authorized 5,000,000 shares,
    issued 1,868,806 and 1,864,806 shares in 1996 and 1995, respectively                  93,440              93,240
  Additional paid-in capital                                                           3,600,105           3,621,324
  Retained earnings                                                                    8,590,329           7,035,740
                                                                                     -----------         -----------
                                                                                      12,283,874          10,750,304

Treasury stock - at cost - 405,255 and 415,055 shares
    in 1996 and 1995, respectively                                                    (1,547,251)         (1,584,687)
Receivable from shareholder                                                             (100,000)           (100,000)
Unrealized gain on available for sale securities                                          62,957              27,177
                                                                                     -----------         -----------
        Total shareholders' equity                                                    10,699,580           9,092,794
                                                                                     -----------         -----------
                                                                                     $20,395,034         $15,065,573
                                                                                     ===========         ===========
See notes to consolidated financial statements.

TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED JANUARY 31, 1996, 1995 and 1994
- -------------------------------------------------------------------------------------------------------------------------
                                                                            1996               1995               1994
NET SALES                                                               $49,873,477        $29,816,632        $18,999.413
                                                                        -----------        -----------        -----------
COSTS AND EXPENSES:
  Cost of sales                                                          34,854,000         20,852,638         12,911,198
  Selling, general and administrative                                    12,710,495          7,410,758          4,643,924
                                                                        -----------        -----------        -----------
           Total costs and expenses                                      47,564,495         28,263,396         17,555,122
                                                                        -----------        -----------        -----------
OPERATING INCOME                                                          2,308,982          1,553,236          1,444,291
                                                                        -----------        -----------        -----------
OTHER INCOME (EXPENSE):
  Interest income                                                           166,170            146,465            177,554
  Gain on sale of real estate                                                                   48,570             40,476
  Other income                                                               36,091             50,353             26,547
  Interest expense                                                           (3,854)            (3,112)            (2,458)
                                                                        -----------        -----------        -----------
        Total other income                                                  198,407            242,276            242,119
                                                                        -----------        -----------        -----------
EARNINGS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                  2,507,389          1,795,512          1,686,410

INCOME TAX PROVISION                                                        952,800            695,982            634,000
                                                                        -----------        -----------        -----------
EARNINGS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                                    1,554,589          1,099,530          1,052,410

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                           --                 --            104,000
                                                                        -----------        -----------        -----------
NET EARNINGS                                                            $ 1,554,589        $ 1,099,530        $ 1,156,410
                                                                        ===========        ===========        ===========
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
  Primary:
    Earnings before cumulative effect of change in
      accounting principle                                                $.95               $.68               $.67
    Cumulative effect of change in accounting
      for income taxes                                                       -                  -                .07
                                                                          ----               ----               ----
           Net earnings per common and common
                equivalent share                                          $.95               $.68               $.74
                                                                          ====               ====               ====
  Fully diluted:
    Earnings before cumulative effect of change in
      accounting principle                                                $.95               $.68               $.64
    Cumulative effect of change in accounting
      for income taxes                                                       -                  -                .07
                                                                          ----               ----               ----
           Net earnings per common and common
                equivalent share                                          $.95               $.68               $.71
                                                                          ====               ====               ====
See notes to consolidated financial statements.


TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                Additional
                                                                    Common        Paid-In         Retained         Treasury
                                                                    Stock         Capital         Earnings          Stock

BALANCE AT JANUARY 31, 1993                                        $86,088      $1,371,632       $6,987,367      $(1,584,687)

Receivable from shareholder

Net earnings                                                                                      1,156,410
                                                                   -------      ----------       ----------       ----------
BALANCE AT JANUARY 31, 1994                                         86,088       1,371,632        8,143,777       (1,584,687)

Unrealized gain on available for sale
  securities at February 1, 1995

Unrealized loss on available for sale securities

Exercise of employee stock options                                     562          48,715

Common stock dividend                                                6,590       2,200,977       (2,207,567)

Net earnings                                                                                      1,099,530
                                                                   -------      ----------       ----------       ----------
BALANCE AT JANUARY 31, 1995                                         93,240       3,621,324        7,035,740       (1,584,687)

Unrealized gain on available for sale
  securities

Exercise of employee stock option                                      200          15,727

Issuance of employee stock grants                                                  (36,946)                           37,436

Net earnings                                                                                      1,554,589
                                                                   -------      ----------       ----------       ----------
BALANCE AT JANUARY 31, 1996                                        $93,440      $3,600,105       $8,590,329      ($1,547,251)
                                                                   =======      ==========       ==========       ==========


                                                                                 Unrealized
                                                                                 Gain (Loss)
                                                                  Receivable      Available
                                                                     From         for Sale
                                                                 Shareholder     Securities         Total

BALANCE AT JANUARY 31, 1993                                     $       --      $       --       $6,860,400

Receivable from shareholder                                       (100,000)                        (100,000)

Net earnings                                                                                      1,156,410
                                                                ----------      ----------       ----------
BALANCE AT JANUARY 31, 1994                                       (100,000)                       7,916,810

Unrealized gain on available for sale
  securities at February 1, 1995                                                    70,211           70,211

Unrealized loss on available for sale securities                                   (43,034)         (43,034)

Exercise of employee stock options                                                                   49,277

Common stock dividend                                                                                    --

Net earnings                                                                                      1,099,530
                                                                ----------      ----------       ----------
BALANCE AT JANUARY 31, 1995                                       (100,000)         27,177        9,092,794

Unrealized gain on available for sale
  securities                                                                        35,780           35,780

Exercise of employee stock option                                                                    15,927

Issuance of employee stock grants                                                                       490

Net earnings                                                                                      1,554,589
                                                                ----------      ----------       ----------
BALANCE AT JANUARY 31, 1996                                     $ (100,000)        $62,957       $10,699,580
                                                                ==========      ==========       ==========

TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                               1996                 1995                 1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                               $1,554,589           $1,099,530           $1,156,410
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization                                             1,026,102              663,149              492,648
    Provision for doubtful accounts                                             820,131              391,656              231,932
    Noncash compensation expense                                                 68,815               49,602               61,546
    Cumulative effect of accounting change                                           --                   --             (104,000)
    Gain on sale of real estate                                                      --              (48,570)             (40,476)
    Deferred income taxes                                                       139,800               53,000              (81,000)
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Trade accounts receivable                                            (3,622,415)          (3,217,529)          (1,237,138)
        Prepaid expenses and other current assets                                27,335              (22,296)            (223,080)
        Other assets                                                            (53,499)              11,416              (35,773)
      Increase (decrease) in liabilities:
        Accounts payable                                                      2,483,618            1,874,974            1,097,564
        Other current and accrued liabilities and
           salaries and wages payable                                           738,956              659,873               12,673
        Other long-term liabilities                                             202,928              110,814                   --
                                                                            -----------           ----------           ----------
           Net cash provided by operating activities                          3,386,360            1,625,619            1,331,306
                                                                            -----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on notes receivable                                               628,792              125,447              140,446
  Proceeds from sales and maturities of short-term
    investments                                                               1,600,963            1,705,893            3,234,996
  Purchase of investments available for sale                                   (581,517)          (1,147,416)
  Purchase of short-term investments                                                 --                   --           (2,516,136)
  Purchases of property and equipment                                        (3,027,719)          (2,268,339)          (1,375,289)
  Payments for deferred line installation costs                                (111,283)            (111,327)             (93,783)
  Issuance of notes to shareholder                                             (115,000)             (50,000)            (100,000)
  Collection on notes receivable from shareholder                                32,500               50,000                   --
  Purchase of officer's life insurance contract                                      --                   --              (85,598)
                                                                            -----------           ----------           ----------
           Net cash used in investing activities                             (1,573,264)          (1,695,742)            (795,364)
                                                                            -----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised                                                        15,927               49,277                   --
  Repayment of long-term debt                                                        --                   --              (58,188)
  Employee stock grants                                                             490                   --                   --
                                                                            -----------           ----------           ----------
           Net cash provided by (used in) financing
             activities                                                          16,417               49,277              (58,188)
                                                                            -----------           ----------           ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                $1,829,513             ($20,846)            $477,754

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                           1,347,625            1,368,471              890,717
                                                                             ----------           ----------           ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                       $3,177,138           $1,347,625           $1,368,471
                                                                             ==========           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest                                                                     $3,854           $    3,112           $    2,758

    Income taxes                                                             $  560,000           $  573,000           $  678,000
NONCASH ITEMS:
  Unrealized gain on available for sale securities                           $   35,780           $   27,177           $       --

  Fair market value of stock dividend, 131,795 shares
    granted at $16.75 per share                                              $       --           $2,207,567           $       --


See notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   NATURE OF OPERATIONS

     Total-Tel USA Communications, Inc. ("Total-Tel") with its wholly-owned subsidiaries Total-Tel, Inc. Total-Tel USA, Inc., Total-Tel Southeast Inc., Total-Tel Carrier Services, Inc. and Total-Tel Services (collectively, the "Company") operates as a switch based resale common carrier providing twenty-four hour, seven day a week, domestic and international long distance telecommunications service to customers throughout the United States. The Company's principal customers are primarily businesses and more recently other common carriers.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of Total-Tel USA Communications, Inc. and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization is being provided by use of the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease or the useful lives of the asset.

     The estimated useful lives of the principal classes of assets are as follows:

                 Classification                                  Years
      Machinery and equipment                                    5 - 10
      Office furniture, fixtures and equipment                   7 - 10
      Vehicles                                                   3 -  5
      Leasehold improvements                                     2 - 10
      Computer equipment and software                            5 -  7

     Deferred Line Installation Costs - The Company defers charges from other common carriers which cover the cost of installing telephone transmission facilities (lines). Amortization of these costs is provided using the straight-line method over the estimated life (five years) of the lines.

     Investments - The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) effective February 1, 1994. This Statement supersedes SFAS 12 "Accounting for Certain Marketable Securities," previously utilized by the Company. The Company has classified its marketable securities as available-for-sale securities.

     Income Taxes - Effective February 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This statement supercedes Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes," previously utilized by the Company to determine its provision for income taxes. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $104,000 for the year ended January 31, 1994.

     The Company and its subsidiaries file a consolidated federal income tax return.

     Use of Estimates - The Company's financial statements include the use of estimates and assumptions which have been developed by management based on available facts and information. Actual results could differ from those estimates.

     Concentrations of Credit Risk - The Company sells its telecommunications services and products to customers operating primarily in the north eastern region of the United States. The Company performs ongoing credit evaluations of its customers as it generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations.

     Earnings per Common and Common Equivalent Share - Earnings per share were computed by dividing the net earnings by the weighted average number of shares outstanding during each year. The weighted average number of shares includes the number of outstanding common shares plus the assumed exercise of the outstanding common stock options using the treasury stock method.

     Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposits and money market accounts.

C.   INVESTMENT SECURITIES
     Investments available for sale consist of:

1996                                                        1995
                -----------------------------------------------------      ------------------------------------------------------
                            Gross Unrealized                  Market                       Gross Unrealized              Market
                 Cost           Gain            Loss          Value           Cost            Gain          Loss          Value

Municipal
  bonds and
  notes          $582,063       $      -       $ 6,296      $575,767      $1,602,866        $      -       $ 9,921     $1,592,945
Mutual
  funds           272,794            742             -       273,536         267,760               -         4,832        262,928
Common
  stock             7,121        110,511             -       117,632        7,121             60,430             -         67,551
                 --------       --------        ------      --------      ----------        --------      --------     ----------
                 $861,978       $111,253       $ 6,296      $966,935      $1,877,747        $ 60,430      $ 14,753     $1,923,424
                 ========       ========       =======      ========      ==========        ========      ========     ==========

     Maturity dates of municipal bonds and notes as of January 31, 1996 are as follows:
     Maturing Within                           Cost         Market Value

     1 year                                  $479,974        $473,078
     After 1 year through 5 years             102,089         102,689
                                             --------        --------
                                             $582,063        $575,767
                                             ========        ========

D.   PROPERTY AND EQUIPMENT
     Property and equipment consists of:
                                                  1996           1995

Machinery and equipment                       $ 7,814,911    $6,162,010
Office furniture, fixtures and equipment        1,070,249       782,382
Leasehold improvements                            343,004       237,754
Vehicles                                          147,698       128,618
Computer equipment and software                 1,704,239       705,548
Leasehold improvements in progress                     --        36,070
                                              -----------    ----------
                                               11,080,101     8,052,382

Less accumulated depreciation and amortization  5,069,096     4,128,243
                                              ===========    ==========
                                              $ 6,011,005    $3,924,139

     Depreciation and amortization expense related to property and equipment for the years ended January 31, 1996, 1995 and 1994 was $940,853, $580,414 and $411,377, respectively.

E.   SALE OF REAL ESTATE HELD FOR INVESTMENT

     In July 1985, the Company sold approximately 13 acres of land to two unrelated individuals for $580,000. Payment was received in cash of $120,000 and a $460,000 first purchase money note and mortgage, payable in four annual installments of $50,000 each commencing August 1, 1986 and the final payment of $260,000 due August 1, 1990.

     On August 1, 1990, the Company entered into a Second Modification of the first purchase money note and mortgage which extended the term of the note and mortgage from August 1, 1990 to August 1, 1994 and adjusted the annual interest rate to equal the prime rate plus 1% with the maximum interest rate not to exceed 12% per annum. The prime interest rate at January 31, 1994 was 6%. In accordance with the Second Modification, the mortgagee made a principal payment of $50,000 on August 1, 1990 and the existing principal balance of $210,000 was payable in three annual installments of $50,000 which commenced August 1, 1991 and a final payment of $60,000 which was received on August 1, 1994.

     For the fiscal year ended January 31, 1995, the Company recognized a gain of $48,570. The Company used the installment method to report the gain on the sale, which amounted to $469,519. For the fiscal year ended January 31, 1994, the Company recognized a gain of $40,476 related to this real estate sale.

F.   INCOME TAXES

     The provision for income taxes includes the following:

                              1996          1995            1994

Federal:
  Current                   $663,000      $518,000       $563,000
  Deferred                    95,400       (13,000)       (62,000)
State income taxes:
  Current                    150,000       124,982.       152,000
  Deferred                    44,400        66,000        (19,000)
                            --------      --------        -------
                            $952,800      $695,982        $634,000
                            ========      ========        ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                          1996                         1995
                                                 Current       Long-term      Current        Long-term

Deferred tax assets:
  Allowance for doubtful accounts                $217,600      $      --      $198,000      $      --
  Accrued compensation expense                     97,000             --        65,000             --
  Unamortized lease incentive                          --        125,100            --         44,000
                                                 --------      ---------      --------      ---------
Total deferred tax assets                         314,600        125,100       263,000         44,000
                                                 --------      ---------      --------      ---------
Deferred tax liabilities:
  Difference between book and tax basis
    of property and equipment                          --       (643,581)           --       (371,081)
  Unrealized gains on securities
    available for sale                                 --        (42,000)           --        (18,500)
                                                 --------      ---------      --------      ---------
Total deferred tax liabilities                         --       (685,581)           --       (389,581)
                                                 --------      ---------      --------      ---------
Net deferred tax asset (liability)               $314,600      $(560,481)     $263,000      $(345,581)

     A reconciliation from the U.S. statutory tax rate of 34% to the effective tax rate for income taxes on the consolidated statements of earnings is as follows:

                                                              1996           1995            1994

Computed expense at statutory rates                         $852,500       $610,000        $573,400
(Reductions) increase in taxes resulting from:
  Tax-exempt interest income                                 (23,200)       (21,900)        (34,300)
  State taxes, net of federal income tax benefit             128,300        126,000         100,300
  Other                                                       (4,800)       (18,118).        (5,400)
                                                            --------       --------         --------
Actual expense                                              $952,800       $695,982         $634,000

G.   LEASE COMMITMENTS

     The Company rents various facilities under lease agreements classified as operating leases. One of the underlying agreements contains certain incentives eliminating payments at the inception of the lease. Lease incentives are amortized on a straight-line basis over the entire lease term.

     Under terms of these leases, the Company is required to pay its proportionate share of increases in real estate taxes, operating expenses and other related costs.

     On December 1, 1993, the Company leased warehouse space in Belleville, New Jersey from a partnership in which two of the partners are directors and major shareholders. During the fiscal years ended January 31, 1996 and 1995, the Company paid rent of $59,760 and $49,101, respectively to the partnership. The annual rent for this premise is $58,560 for the first three years and $63,885 for years four and five and is included in the table of minimum rentals shown below.

     Future minimum annual rentals on these leases as of January 31, 1996 are as follows:

     Year Ending
     January 31,

     1997                                  $  595,988
     1998                                     600,425
     1999                                     585,488
     2000                                     486,431
     2001 and thereafter                    1,316,437
                                           ----------
                                           $3,584,769
                                           ==========

     On February 9, 1995, the Company entered into a modification of its lease for additional office space at its existing facility in Little Falls, New Jersey. This agreement extends the original lease to August 14, 2002. The annual rental on the additional space will be $121,707 annually for months 7-48 and $138,154 thereafter. In addition, the Company is liable for its proportionate share of the increases in real estate taxes and operating expenses over the base year.

     Rental expense for the years ended January 31, 1996, 1995 and 1994 was approximately $517,660, $310,550 and $150,250, respectively.

H.   EMPLOYEE BENEFIT PLANS

     The Company has established a savings incentive plan for substantially all employees of the Company which is qualified under section 401(k) of the Internal Revenue Code. The savings plan provides for contributions to an independent trustee by both the Company and its participating employees. Under the plan, employees may contribute up to 15% of their pretax base pay and the Company had made matching contributions equal to 25% of the first 6% of participant contributions. On January 1, 1996, the Company increased its matching contribution to 50% of the first 5% of participant contributions. Participants vest immediately in their own contributions and over a period of six years for the Company's contributions. Company contributions were approximately $41,000, $25,000 and $16,000 for the years ended January 31, 1996, 1995 and 1994, respectively.

I.   STOCK OPTION PLAN

     The Company has a stock option plan authorizing the granting of either "Incentive Stock Options" or "Non-Qualified Stock Options" to acquire an aggregate of not more than 332,450 shares of the Company's Common Stock reserved for issuance under the Plan.

     Incentive Stock Options granted pursuant to the Plan must have an exercise price equal to the fair market value of the Company's Common Stock at the time the option is granted, except that the price shall be at least 110 percent of the fair market value where the option is granted to an employee who owns more than 10 percent of the combined voting power of all classes of the Company's voting stock. Non-Qualified Stock Options granted pursuant to the Plan must have an exercise price equal to at least 50 percent of the fair market value of the Company's Common Stock at the time the option is granted. Incentive Stock Options may be granted only to employees. Non-Qualified Stock Options may be granted to employees as well as directors, independent contractors and agents, as determined by the Board of Directors. All options available to be granted under the Plan must be granted by September 1, 1997.

     Outstanding options under the plan are as follows:

Number           Option
                                           of Shares          Price

Outstanding February 1, 1993                211,750       $2.05 - 3.98
  Granted                                    63,250       $4.50 - 5.45
  Exercised                                      --                 --
  Canceled                                  (24,750)      $2.05 - 5.45
                                            -------
Outstanding January 31, 1994                250,250       $2.05 - 5.45
  Granted                                    91,950       $12.00 - 19.25
  Exercised                                 (12,375)      $         3.98
  Canceled                                  (12,375)      $2.05 - 3.98
                                            -------
Outstanding January 31, 1995                317,450       $2.05 - 19.25
  Granted                                    16,500       $15.98 - $17.25
  Exercised                                  (4,000)      $          3.98
  Canceled                                   (8,500)      $         17.50
                                            -------       ---------------
Outstanding January 31, 1996                321,450       $2.05 - 19.25
                                            =======
Exercisable January 31, 1996                311,650       $2.05 - 19.25
                                            =======       =============
Available for grant - January 31, 1996       11,000
                                            =======




     Compensation expense related to the non-qualified stock options was $68,815, $49,602 and $61,546 for the years ended January 31, 1996,
     1995 and 1994, respectively.

J.   NOTES RECEIVABLE

     On May 22, 1990, the Company sold the net assets of its Mansol Ceramics Company's manufacturing division (effective May 17, 1990) to a newly organized company Mansol Industries, Inc. for approximately $1,418,000 in cash and a promissory note of approximately $877,000.

     The promissory note which was payable over a period of five years, was subordinated up to $1,250,000 of the buyer's institutional indebtedness and was secured by a second lien on the buyer's assets. The principal payments on the note were payable in forty-eight (48) equal monthly installments of $7,537 from May 22, 1991 and, thereafter, every month to May 22, 1995 at which time the unpaid principal balance and accrued interest was due and payable. The note bore interest at an annual rate equal to 1% below the prime commercial rate of the Chemical Bank of New Jersey, N.A., but in no event to exceed 12% at any time. The unpaid principal balance and accrued interest was paid on May 8, 1995.

K.   NOTES RECEIVABLE FROM SHAREHOLDER

     On May 27, 1993, the Company made a $25,000 non-interest bearing, unsecured loan to an executive employee and shareholder of the Company. The note, originally due October 1, 1993, was extended to December 31, 1995.

     On November 1, 1993, the Company made a $100,000 unsecured loan to the same employee for the purchase of Company common stock. This note which is shown as a reduction in shareholders' equity bears interest at the prime rate published in the Wall Street Journal. Interest payments are due monthly and the principal balance which was originally due on April 1, 1995 was extended to December 31, 1996.

     On March 1, 1995, the Company made a $55,000 unsecured loan to the same employee. This note is due on demand, and bears interest at the prime rate published in the Wall Street Journal. Interest payments are due monthly, beginning on April 1, 1995. At January 31, 1996, $32,500 of this note has been repaid.

     On September 1995, the Company made a $60,000 unsecured loan to the same employee. The note was due on demand with interest at 9% per annum.

     On January 31, 1996, the notes dated May 27, 1993, March 1, 1995 and September 1, 1995 together with any unpaid interest were combined into one note with a principal balance of $117,281. The note bears interest at 8% per annum and is payable in semimonthly installments commencing February 7, 1996 for seven and one half years.

L.   CONTINGENCIES

     The Company is a defendant in two lawsuits filed by two of its customers for alleged breach of contracts. The first suit seeks compensatory and punitive damages in excess of $14,000,000. The second suit seeks compensatory and punitive damages of $1,300,000. The Company believes that both these suits are completely without merit and intends to vigorously defend them.

                                       ******

TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(CONSOLIDATED)

Column A                                        Column B        Column C                       Column D            Column E

                                                               Additions
                                                                              Charged to
                                               Balance at      Charged to        Other                             Balance
                                               Beginning        Cost and       Accounts-     Deductions-          at End of
                Description                    of Period        Expenses       Describe        Describe             Period

YEAR ENDED JANUARY 31,
  1996:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                                $  492,235      $  820,131      $      --      $  480,828          $  831,538

YEAR ENDED JANUARY 31,
  1995:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                                  $294,009        $391,656      $      --        $193,430(1)         $492,235

YEAR ENDED JANUARY 31,
  1994:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                                  $150,349        $231,932      $      --     $ 88,272(1)         $294,009

(1)  Uncollectible accounts written-off, net of recoveries.