Form 10-Q
period 1996-04-30
TOTAL TEL USA COMMUNICATIONS INC
filed 1996-06-12
CIK 34497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                ----------------

                                 FORM 10-Q
(Mark one)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended       April 30, l996
                                                ----------------
                                  OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----
            SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from          to
                                                  ----------  --------
                    Commission File Number 0-2180

                    TOTAL-TEL USA COMMUNICATIONS, INC.
         (Exact name of registrant as specified in its charter)

           New Jersey                                 22-1656895
           ----------                                ------------
(State or other Jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

            150 Clove Road, 8th Floor, Little Falls, NJ 07424
           (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  (201) 812-1100

                                Not applicable
                                --------------
          (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No
                                  -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at June. 10, 1996
- ----------------------------       -----------------------------
Common Share, $.05 par value        2,936,330 shares (post split)






                   TOTAL-TEL USA COMMUNICATIONS, INC.
                   ----------------------------------
                          AND SUBSIDIARIES
                          ----------------
                  FIRST QUARTER REPORT ON FORM 10-Q
                  ---------------------------------

                                INDEX
                                -----

                                                            Page No.

PART I.    FINANCIAL INFORMATION

           Condensed Consolidated Statement of Earnings
              Three months ended April 30, 1996 and 1995
              (unaudited)                                        3

           Condensed Consolidated Balance Sheets
              April 30, 1996 (unaudited), and
              January 31, 1996                                4-5

           Condensed Consolidated Statements of Cash Flows
              Three months ended April 30, 1996 and 1995
              (unaudited)                                       6

           Notes to Condensed Consolidated Financial
              Statements (unaudited)                            7

           Management's Discussion and Analysis of
              Financial Condition and Results of Operations  8-10


PART II. OTHER INFORMATION

           Items 1-5                                           11

           Item 6. Exhibits and Reports on Form 8-K            11


SIGNATURES                                                     11


             TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
            ----------------------------------------------------
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (Unaudited)
            ----------------------------------------------------


                                                      Three months ended
                                                            April 30,
                                                      -----------------

                                                     1996             1995
                                                     ----             ----
Net Sales                                        $17,370,047      $10,515,612
                                            ----------------------------------
Costs and Expenses
  Cost of Sales                                   12,588,507        7,401,128
  Selling, general and administrative              3,974,820        2,545,892
                                            ----------------------------------
                                                  16,563,327        9,947,020
                                            ----------------------------------
Operating Income                                     806,720          568,592
                                            ----------------------------------
Other Income (Expense)
  Interest income                                     23,619           30,117
  Other income                                        15,743            1,002
  Interest expense                                         -           (4,007)
                                            ----------------------------------
Total Other Income                                    39,362           27,112
                                            ----------------------------------

Earnings before provision for income taxes           846,082          595,704

Provision for Income Tax                            (342,700)        (230,100)
                                            ----------------------------------


NET EARNINGS                                        $503,382         $365,604
                                            ----------------------------------


NET EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                                     $0.15            $0.11
                                            ----------------------------------
Weighted Average Shares Outstanding                3,338,026        3,230,126
                                            ----------------------------------
Dividends Per Share                                     NONE             NONE




See notes to condensed consolidated financial statements.








                  TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          APRIL 30,       JANUARY 31,
                                                            1996            1996

                                                         (Unaudited)        (Note)

ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                             $3,795,527     $3,177,138

    Securities available for sale                            772,381        966,935

    Accounts receivable                                   10,037,654      8,741,918

    Note receivable                                           37,000         27,000

    Deferred income taxes                                    332,600        314,600

    Prepaid expenses and other current assets                589,810        392,974
                                                      ------------------------------
    TOTAL CURRENT ASSETS                                  15,564,972     13,620,565



PROPERTY AND EQUIPMENT, LESS ACCUMULATED
    DEPRECIATION AND AMORTIZATION                          6,042,311      6,011,005

OTHER ASSETS:

    Deferred income taxes                                     88,146         90,281

    Deferred line installation costs, less
    accumulated amortization                                 237,462        247,019

    Other assets                                             435,487        426,164
                                                      ------------------------------
                                                             761,095        763,464
                                                      ------------------------------
                                                         $22,368,378    $20,395,034
                                                      ------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                      $7,903,015     $6,604,459

    Other current and accrued liabilities                  1,670,046      1,775,256

    Salaries and wages payable                               627,930        441,516
                                                      ------------------------------

    TOTAL CURRENT LIABILITIES                             10,200,991      8,821,231
                                                      ------------------------------

OTHER LONG-TERM LIABILITIES                                  300,112        313,742
                                                      ------------------------------
DEFERRED INCOME TAXES                                        624,431        560,481
                                                      ------------------------------
SHAREHOLDERS' EQUITY

    Common stock                                              93,671         93,440
    Additional paid-in capital                             3,634,766      3,600,105
    Retained earnings                                      9,093,711      8,590,329
                                                      ------------------------------
                                                          12,822,148     12,283,874

    Treasury stock                                        (1,547,251)    (1,547,251)
    Receivable from shareholder                             (100,000)      (100,000)
    Unrealized gain on securities available for sale          67,947         62,957
                                                      ------------------------------
    Total shareholders' equity                            11,242,844     10,699,580
                                                      ------------------------------

                                                         $22,368,378    $20,395,034
                                                      ------------------------------

NOTE: The balance sheet at January 31, 1996 has been taken from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.









               TOTAL TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               ---------------------------------------------------
                                  (Unaudited)

                                                          Three months ended
                                                               April 30,
                                                         -------------------
                                                           1996           1995

OPERATING ACTIVITIES
    Net earnings                                           $503,382      $365,604
    Adjustment for non-cash charges                         602,587       359,784
    Changes in assets and liabilities                      (392,872)      307,299
                                                    ------------------------------
    Net cash provided by operating activities               713,097     1,032,687
                                                    ------------------------------
INVESTING ACTIVITIES:
    Maturities of securities available for sale             371,400       152,161
    Purchase of securities available for sale              (168,631)            -
    Note receivable employee                                (10,000)            -
    Collection of notes receivable                            2,135        22,612
    Purchase of property and equipment                    (313,699)      (503,457)
    Additions to deferred line installation costs           (10,805)      (24,585)
                                                    ------------------------------
    Net cash used in investing activities                  (129,600)     (353,269)
                                                    ------------------------------
FINANCING ACTIVITIES:
    Exercise of stock options                                34,892             -
                                                    ------------------------------
    Net cash provided by financing activities                34,892             -
                                                    ------------------------------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                    618,389       679,418

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                   3,177,138     1,347,625
                                                    ------------------------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                        $3,795,527    $2,027,043
                                                    ------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
    Cash paid during the period for:
    Interest                                        $             -         2,187
    Income taxes                                           $120,000      $235,375

                  See notes to condensed consolidated financial statements.







          TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



Note A--Basis of Presentation


              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the "Company") for the fiscal year ended January 31, 1996. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997.


Note B -- Stock Split


              On July 1, l996, the Company will distribute
1,463,165 shares of Common Stock $.05 par value, in connection with a 2 for 1 stock split to record holders as of June 15, l996. All references in the accompanying financial statements to the number of Common Shares and per-share amounts have been restated to reflect the proposed stock split.



         TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULT OF OPERATIONS




Results of Operations

Net sales were approximately $17,370,000 for the first quarter of the current fiscal year, an increase of approximately $6,854,000, or 65.2%, as compared to the first quarter of the prior fiscal year. This increase was attributable to continued, intensive sales and marketing efforts by the Registrant, an expanded agency sales network, and increased carrier sales. However, given the competitive climate in the long distance telephone industry, there can be no assurance that this rate of growth will continue throughout the remainder of the current fiscal year.

For the current fiscal quarter, the telephone service billed approximately 134,180,000 minutes of calling as compared to approximately 71,501,000 minutes of calling for the comparable quarter of the prior year, resulting in an increase of approximately 62,679,000 minutes, or 87.7%. The average revenue per minute decreased slightly in the current fiscal quarter as compared to the prior fiscal year's quarter, and was primarily attributable to the intense competition faced by the Registrant.

Cost of sales increased approximately $5,188,000 or 70.1% to approximately $12,589,000 for the current quarter. The increase was unfavorable in relation to the 65.2% increase in sales. While the Registrant was able to continue to negotiate lower line rates from several of its major suppliers, the gross margin for the current quarter decreased to approximately 27.5% as compared to approximately 29.6% for the same quarter of the prior fiscal year. This decrease in the gross margin is reflective of the lower charge per minute billed by the Registrant which was approximately $.0179 per minute lower for the current fiscal quarter compared to the same quarter of the prior fiscal year and was primarily attributable to increased carrier sales.

Selling, general and administrative expense for the current fiscal quarter was approximately $3,975.000, an increase of approximately $1,429,000, or 56.1%, as compared to the first quarter of the prior fiscal year due primarily to increased sales and administrative salaries of $566,000, sales commissions of $293,000, provision for bad debts of $76,000, and advertising costs of $87.000, all of which can be attributed to the increased sales volume in the quarter.The Registrant has also provided $120,000 for legal expenses for a suit to which it is a party.



         TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS
                             (Continued)


Earnings per share from continuing operations increased to $.15 per share for the current quarter as compared to $.11 per share for the quarter ended April 30, l995.

Liquidity and Capital Resources

At April 30, 1996, the Registrant had working capital of $5,363,981, an increase of $564,647 as compared to January 31, 1996. The ratio of current assets to current liabilities at April 30, 1996 was 1.5:1 the same as January 31, l996. The increase in working capital at April 30, 1996 was attributable to increases in (i) cash of approximately $618,000
(ii) accounts receivable of $1,296,000 and (iii) prepaid expenses and other current assets of approximately $197,000, a decrease in other current and accrued liabilities of $105,000, partially offset by an increase in accounts payable of approximately $1,299,000 a decrease in investments available for sale of approximately $195,000 and an increase in salaries and wages payable of $186,000. The Registrant has continued to maintain a strong liquidity position.

The increase in cash of approximately $618,000 was the result primarily of earnings of approximately $503,000, an increase in accounts payable of approximately $1,299,000, non-cash charges of approximately $360,000, maturities of investments available for sale of approximately $371,000 and approximately $35,000 from the exercise of stock options, partially offset by an increase in accounts receivable of approximately $1,296,000, the purchase of property and equipment for approximately $314,000 an increase in prepaid expenses and other current assets of approximately $197,000 for the purchase of investments available for sale of approximately $169,000.

Capital expenditures during the first three months of fiscal year 1997 totaled approximately $314,000 and were financed from funds provided by operations. Approximately $105,000 of these expenditures were applicable to the switching system to maintain the speed and quality of the network and $61,000 was expended for equipment at customer's locations. In addition, approximately $140,000 was expended for the local area network in the Little Falls, New Jersey office to improve management information systems and operating efficiencies. The balance of capital expenditures was for furniture and fixtures.





        TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                          (Continued)





Capital expenditures for the balance of 1997 are estimated at approximately $3,200,000 and are expected to be used for the following:

   To provide further enhancements to the signaling and switching system, to enhance the interconnection to the Bell Companies and other long distance carriers and to increase switching capacity to allow for growth; for office improvements, furniture and equipment in connection with the expansion of the main office and sales office operation; for new data processing equipment to complement and expand the present system of the Registrant; improvement to the new facility located in Belleville, New
   Jersey; continued development of the local network for the new sales and administrative offices in Little Falls, New Jersey; for additional vehicles for service technicians.


As of April 30, 1996, the Registrant had a bank line of credit of $500,000, and no bank borrowings. The Registrant is currently in the process of negotiating a substantially increased line of credit with a major New Jersey bank, a portion of which would be available for capital expenditures.




             TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

                        THREE MONTHS ENDED APRIL 30, 1996




ITEMS 1 - 5       Not applicable

ITEM 6            Exhibits and reports on Form 8-K

                  (a) Exhibits - none
                  (b) There were no reports on Form 8-K filed for the
                       three  months ended April 30, 1996.





                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             TOTAL-TEL USA COMMUNICATIONS, INC.
                             ----------------------------------
                                      (Registrant)


Date      June 10, 1996       By     /S/    Warren H. Feldman, Esq.
          -------------       -------------------------------------
                                Warren H. Feldman, Esq.
                                President and Chief Executive Officer


Date      June 10, 1996       By    /S/     Thomas P. Gunning
          -------------       -------------------------------------
                                Thomas P. Gunning
                                Chief Financial Officer,
                                Secretary, Controller
                                and Principal Accounting Officer