Form 10-Q
period 1996-07-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1996-09-16
CIK 34497

UNITED STATES
                                    -------------
                         SECURITIES AND EXCHANGE COMMISSION
                         ----------------------------------
                                  Washington, D.C. 20549


                                       FORM 10-Q
(Mark one)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended          July 31, 1996
                                     -------------------------------
                                              OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from         to
                                     ---------  ---------
                            Commission File Number 0-2180

                        TOTAL-TEL USA COMMUNICATIONS, INC.
                        ----------------------------------
                  (Exact name of registrant as specified in its charter)

      New Jersey                             22-1656895
- ---------------------                 -----------------
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

                                Not applicable
           ----------------------------------------------------------
           (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes__X__ No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class               Outstanding at September 11, 1996
- ---------------------------------    ----------------------------------
Common Share, $.05 par value               2,936,330 shares


                         TOTAL-TEL USA COMMUNICATIONS, INC.
                         ----------------------------------
                                  AND SUBSIDIARIES
                                  ----------------
                        SECOND QUARTER REPORT ON FORM 10-Q
                        ----------------------------------

                                     INDEX
                                     -----
                                                          Page No.

PART I.    FINANCIAL INFORMATION

     Condensed Consolidated Statement of Earnings
          Six months ended July 31, 1996 and 1995
         (unaudited) and three months ended July
         31, 1996 and 1995 (unaudited)                         3

     Condensed Consolidated Balance Sheets
         July 31, 1996 (unaudited), and
         January 31, 1996                                      4-5

     Condensed Consolidated Statements of Cash Flows
         Six months ended July 31, 1996 and 1995
        (unaudited)                                            6

     Notes to Condensed Consolidated Financial
            Statements (unaudited)                             7

     Management's Discussion and Analysis of
          Financial Condition and Results of Operations        8-10


PART II. OTHER INFORMATION

     Items 1-5                                                 11

     Item 6. Exhibits and Reports on Form 8-K                  11


SIGNATURES                                                     11









                   TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                   ---------------------------------------------------
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    ---------------------------------------------
                                     (Unaudited)






                                                   Six months ended                  Three months ended
                                                   ----------------                  ------------------
                                                      July 31,                             July 31,
                                                     --------                             --------

                                                1996              1995             1996           1995

Net Sales                                   $ 40,487,602    $ 22,135,323  $  23,117,555  $  11,619,711

Costs and Expenses
     Cost of Sales                            29,677,300      15,620,184     17,088,793      8,219,056
     Selling, general and administrative       8,752,452       5,536,177      4,777,632      2,990,285
                                              ----------      ----------     ----------      ---------
                                              38,429,752      21,156,361     21,866,425     11,209.341
                                              ----------      ----------     ----------     ----------
Operating Income                               2,057,850         978,962      1,251,130        410,370
                                               ---------         -------      ---------        -------
Other Income (Expense)
     Interest income                              61,162          95,985         37,543         65,868
     Other income                                 37,265           6,132         21,522          5,130
     Interest expense                                 -           (4,909)            -            (902)
                                              ----------      ----------     ----------     -----------
              Total Other Income                  98,427          97,208         59,065         70,096
                                             -----------      ----------     ----------     ----------

Earnings before provision for income taxes     2,156,277       1,076,170      1,310,195        480,466

Provision for Income Tax                         871,400         416,300        528,700        186,200
                                             -----------      ----------     ----------     ----------


NET EARNINGS                              $    1,284,877   $     659,870  $     781,495  $     294,266
                                           -------------    ------------   ------------   ------------


NET EARNINGS PER COMMON AND COMMON
     EQUIVALENT SHARE                              $0.38           $0.20          $0.23          $0.09
                                           -------------    ------------   ------------   ------------
Weighted Average Shares Outstanding            3,413,842       3,278,556      3,357,164      3,290,842
                                           -------------    ------------   ------------   ------------
Dividends Per Share                                 NONE            NONE           NONE           NONE
                                           -------------    ------------   ------------   ------------




                    See notes to condensed consolidated financial statements.







                  TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                  ---------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                    JULY 31,                 JANUARY 31,
                                                     1996                       1996
                                                  ---------                 -----------
                                                  (Unaudited)                  (Note)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                    $ 3,319,448                $  3,177,138

     Investments available for sale                 1,194,555                     966,935

     Accounts receivable                           13,104,835                   8,741,918

     Note receivable                                  134,156                      27,000

     Deferred income taxes                            350,600                     314,600

     Prepaid expenses and other current assets        588,092                      392,974
                                                   ----------                 ------------
          TOTAL CURRENT ASSETS                     18,691,686                   13,620,565
                                                   ----------                 ------------


PROPERTY AND EQUIPMENT, LESS ACCUMULATED
     DEPRECIATION AND AMORTIZATION                  7,446,030                    6,011,005

OTHER ASSETS:

     Note Receivable                                   90,281                       90,281

     Deferred line installation costs, less
          accumulated amortization                    260,634                      247,019

     Other assets                                     444,762                      426,164
                                                  -----------                  -----------
                                                      795,677                      763,464
                                                  -----------                  -----------
                                                 $ 26,933,393                 $ 20,395,034
                                                 ------------                 ------------


       NOTE: The balance sheet at January 31, 1996 has been taken from the audited consolidated financial statements at that date.

              See notes to condensed consolidated financial statements. TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                   ---------------------------------------------------
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        -------------------------------------

                                                               JULY 31,         JANUARY 31,
                                                                 1996             1996
                                                            ------------      -------------
                                                             (Unaudited)         (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                        $10,739,621       $ 6,604,459

     Other current and accrued liabilities                     2,477,356         1,775,256

     Salaries and wages payable                                  685,765           441,516
                                                            ------------      ------------

          TOTAL CURRENT LIABILITIES                           13,902,742         8,821,231
                                                            ------------      ------------

OTHER LONG-TERM LIABILITIES                                      286,481           313,742
                                                            ------------      ------------
DEFERRED INCOME TAXES                                            714,001           560,481
                                                            ------------      ------------
SHAREHOLDERS' EQUITY

     Common stock                                                 93,671            93,440
     Additional paid-in capital                                3,634,766         3,600,105
     Retained earnings                                         9,875,206         8,590,329
                                                            ------------      ------------
                                                              13,603,643        12,283,874

     Treasury stock                                           (1,547,251)       (1,547,251)
     Receivable from shareholder                                (100,000)         (100,000)
     Unrealized gain on securities available for sale             73,777            62,957
                                                            ------------      ------------
          Total shareholders' equity                          12,030,169        10,699,580
                                                            ------------      ------------
                                                             $26,933,393       $20,395,034
                                                            ------------      ------------

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


                                                                  Six months ended
                                                                  ----------------
                                                                      July 31,
                                                                      --------

                                                               1996                1995
OPERATING ACTIVITIES
     Net earnings                                        $   1,284,877         $  659,870
     Adjustment for non-cash charges                         1,318,054            798,437
     Changes in assets and liabilities                         (88,932)          (326,691)
                                                          ------------       ------------
     Net cash provided by operating activities               2,513,999          1,131,616
                                                          ------------       ------------
INVESTING ACTIVITIES:
     Maturities of securities available for sale               471,400            189,059
     Purchase of securities available for sale                (685,141)                 -
     Collection of notes receivable                              2,135            628,792
     Note receivable employee                                 (107,156)                 -
     Purchase of property and equipment                     (1,286,189)        (1,350,823)
     Deposits on equipment                                    (745,000)                 -
     Additions to deferred line installation costs             (56,630)           (67,641)
                                                          ------------       ------------

     Net cash used in investing activities                  (2,406,581)          (600,613)
                                                          ------------       ------------
FINANCING ACTIVITIES:
     Exercise of stock options                                  34,892                  -
                                                          ------------       ------------
     Net cash provided by financing activities                  34,892                  -
                                                          ------------       ------------
NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                      142,310            531,003

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                     3,177,138          1,347,625

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                         $ 3,319,448        $ 1,878,628
                                                          ------------       ------------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                         $         -             4,909
          Income taxes                                     $   590,000      $    395,375

          See notes to condensed consolidated financial statements.







          TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
          ---------------------------------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------------
                            (Unaudited)



Note A--Basis of Presentation


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the "Company") for the fiscal year ended January 31, 1996. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997.


Note B -- Stock Split


     On July 1, l996, the Company distributed 1,463,165 shares of Common Stock $.05 par value, in connection with a 2 for 1 stock split to record holders as of June 15, 1996. All references in the accompanying financial statements to the number of Common Shares and per-share amounts have been restated to reflect the proposed stock split.


Note C -- Subsequent Event

     On August 23, l996 the Registrant entered into a credit agreement with a major New Jersey bank. This agreement provides the Registrant with a line of credit of $10,000,000, of which $4,000,000 is unsecured and may be used for working capital purposes and the balance of $6,000,000 is available to finance 80% of future equipment purchases.



          TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
          ---------------------------------------------------
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
                        AND RESULT OF OPERATIONS
                        ------------------------


Results of Operations
- ---------------------

Net sales were approximately $40,488,000 for the first six months of the current fiscal year, an increase of approximately $18,352,000 or 82.9% as compared to the first six months of the prior fiscal year. Net sales for the second quarter of the current fiscal year were approximately $23,118,000, an increase of approximately $11,498,000 or 99.0% compared to the second quarter of the prior fiscal year. These increases were attributable to intensive sales and marketing efforts by the Registrant and an increase in wholesale revenues. However, given the competitive climate in the long distance telephone industry, there can be no assurance that this rate of growth will continue throughout the remainder of fiscal year 1996.


For the current fiscal six months, the telephone service billed approximately 286,816,000 minutes of calling as compared to approximately 153,011,000 minutes of calling for the comparable six months of the prior year, resulting in an increase of approximately 133,805,000 minutes or 87.4%. For the second fiscal quarter of the current fiscal year, the Registrant billed approximately 152,636,000 minutes of calling as compared to approximately 81,510,000 minutes of calling for the second quarter of the prior fiscal year, an increase of 71,126,000 minutes or 87.3%. The average revenue per minute decreased in the current fiscal six month period and second quarter of the current fiscal year as compared to the prior fiscal year's six month period and prior fiscal year's second quarter, and was primarily attributable to the intense price competition in the long distance telecommunications industry and the lower per minute charge for carrier sales.


Cost of sales increased approximately $14,057,000 or 90.0% to approximately $29,677,000 for the current six months and increased approximately $8,870,000 or 107.9% to approximately $17,089,000 for the second quarter of the current fiscal year. Both of these increases were unfavorable in relation to the 82.9% increase in the sales volume for the six month period and the 99.0% increase in the second quarter. While the Registrant was able to continue to negotiate lower line rates from several of its major suppliers, the gross margin for the current six months decreased to approximately 26.7% as compared to approximately 29.4% for the first six months of the prior fiscal year, and decreased to 26.1% from 29.3% for the second quarter of the current fiscal year as compared to the second quarter of the prior fiscal year. These decreases in the gross margins are reflective of the lower charge per minute billed by the Registrant which was approximately $.003 per minute lower for both the first six months and the second quarter of the current fiscal year as compared to the respective periods of the prior fiscal year and the substantial increase in wholesale revenues at substantially lower margins.


Selling, general and administrative expense for the current six months was approximately $8,752,000, an increase of approximately $3,216,000 or 58.1% as compared to the first six months of the prior fiscal year and approximately $4,778,000 for the second quarter of the current fiscal year, an increase of approximately $1,787,000 or 59.8% as compared to the second quarter of the prior fiscal year. These increases for the six months ended July 31, l996 as compared to the first six months of the prior year are due primarily to increased salaries of approximately $1,255,000, sales commissions of approximately $648,000, bad debt expense of approximately $190,000, advertising and promotion of approximately $269,000 and legal and consulting expense of approximately $365,000. The increase for the second quarter of the current fiscal year as compared to the second quarter of the prior fiscal year is due primarily to increased salaries of approximately $689,000, sales commissions of approximately $355,000, bad debt expense of approximately $114,000, advertising and promotion of approximately $110,000 and legal and consulting expense of approximately $142,000.

The decrease in interest income for the first six months of fiscal year 1997 was due to a reduction in funds invested for this period as compared to the first six months of the fiscal year ended January 31, l996.

Earnings per share increased to $.38 per share for the current six months as compared to $.20 per share for the six months ended July 31, l995, and increased to $.23 per share for the second quarter of the current fiscal year as compared to $.09 per share for the quarter ended July 31, l995.

Liquidity and Capital Resources
- -------------------------------

At July 31, l996, the Registrant had working capital of $4,788,944, a decrease of $10,390 or 0.2% as compared to January 31, 1996. The ratio of current assets to current liabilities at July 31, 1996 was 1.3:1, as compared to a current ratio of 1.5:1 at January 31, 1996. The slight decrease in working capital at July 31, 1996 was primarily attributable to an increase in accounts payable of approximately $4,135,000, salaries and wages payable of approximately $243,000, and an increase in other current and accrued liabilities of $702,000 partially offset by an increase in cash of approximately $142,000, an increase in accounts receivable of approximately $4,363,000, an increase in prepaid expense of approximately $195,000 and an increase in investments available for sale of approximately $228,000. The Registrant has continued to maintain a strong liquidity position.


The increase in cash of approximately $142,000 was the result primarily of an increase in accounts payable and other current liabilities of approximately $4,963,000, earnings of approximately $1,285,000, non cash charges of $1,318,000, and exercise of stock options of approximately $35,000 partially offset by an increase in accounts receivable of approximately $4,839,000 net of provision for bad debts,, the purchase of equipment of approximately $1,343,000 an increase in other current assets of approximately $19,000, an increase in notes receivable from employees of approximately $107,000, a net increase in securities available for sale of approximately $214,000 and deposits on equipment of approximately $745,000.

Capital expenditures during the first six months of the current fiscal year totaled approximately $1,286,000 and were financed from funds provided by operations. Approximately $779,000 of these expenditures were applicable to the switching system to maintain the speed and quality of the network. Approximately $61,000 was expended for equipment at customers locations. In addition, approximately $321,000 was expended for the local area network in the Little Falls, New Jersey office to improve management information systems and operating efficiencies. The balance of capital expenditures was for furniture and fixtures.

Capital expenditures for the balance of fiscal 1997 are estimated at approximately $4,000,000 and are expected to be used for the following:

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

As of July 31, l996, the Registrant had a Bank line of credit of $500,000, and no bank borrowings.

On August 23, l996 the Registrant entered into a credit agreement with a major New Jersey bank. This agreement provides Registrant with a line of credit of $10,000,000 of which $4,000,000 is unsecured and may be used for working capital purposes and the balance of $6,000,000 is available to finance 80% of future equipment purchases.










     TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
     ---------------------------------------------------
              PART II - OTHER INFORMATION
              ---------------------------
             THREE MONTHS ENDED JULY 31, 1996
             --------------------------------



ITEMS 1 - 5     Not applicable

ITEM 6          Exhibits and reports on Form 8-K

                (a)  Exhibits - none
                (b) There were no reports on Form 8-K filed for the three months ended July 31, 1996.



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


                              TOTAL-TEL USA COMMUNICATIONS, INC.
                              ----------------------------------
                                        (Registrant)


Date      September  11, 1996        By   /S/  Warren H. Feldman
                                          -------------------------
                                     Warren H. Feldman, Esq.
                                     President and Chief Executive Officer


Date      September  11, 1996        By   /S/  Thomas P. Gunning
                                          -------------------------
                                     Thomas P. Gunning
                                     Chief Financial Officer,
                                     Secretary, Controller
                                     and Principal Accounting Officer







11