Form 10-Q
period 1996-10-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1996-12-16
CIK 34497

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

       For the quarterly period ended       October 31, 1996
                                     -------------------------------
                                              OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from         to
                                     ---------  ---------
                            Commission File Number 0-2180

                        TOTAL-TEL USA COMMUNICATIONS, INC.
                        ----------------------------------
                  (Exact name of registrant as specified in its charter)

      New Jersey                           22-1656895
---------------------                 -----------------
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

                             Yes  X   No
                                -- --   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class               Outstanding at December 10, 1996
---------------------------------    ----------------------------------
Common Share, $.05 par value               2,936,330 shares


                TOTAL-TEL USA COMMUNICATIONS, INC.

                       AND SUBSIDIARIES

                  THIRD QUARTER REPORT ON FORM 10-Q


INDEX

                                                                Page No.
PART I.    FINANCIAL INFORMATION

        Condensed Consolidated Statement of Earnings
                 Nine months ended October 31, 1996 and 1995
                (unaudited) and three months ended October
                31, 1996 and 1995 (unaudited)                        3

        Condensed Consolidated Balance Sheets
                October 31, 1996 (unaudited), and
                January 31, 1996                                   4-5

        Condensed Consolidated Statements of Cash Flows
                Nine months ended October 31, 1996 and 1995
                (unaudited)                                          6

        Notes to Condensed Consolidated Financial
                Statements (unaudited)                               7

        Management's Discussion and Analysis of
                Financial Condition and Results of Operations     8-10


PART II. OTHER INFORMATION

        Items 1-5                                                   11

        Item 6. Exhibits and Reports on Form 8-K                    11


SIGNATURES                                                          12





                           TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                       (Unaudited)






                                                          Nine months ended               Three months ended
                                                              October  31,                    October  31,
                                                          ------------------              -------------------

                                                   1996             1995             1996                1995
                                                   ----             ----             ----                ----
Net Sales                                      $64,435,474       $35,589,435       $23,947,872          $13,454,112
                                              ------------      ------------     -------------         ------------
Costs and Expenses
        Cost of Sales                           47,812,689        24,631,159        18,135,389            9,010,975
        Selling, general and administrative     13,254,121         9,031,414         4,501,669            3,495,237
                                              ------------      ------------     -------------         ------------
                                                61,066,810        33,662,573        22,637,058           12,506,212
                                              ------------      ------------     -------------         ------------
Operating Income                                 3,368,664         1,926,862         1,310,814              947,900
                                              ------------      ------------     -------------         ------------
Other Income (Expense)
        Interest income                            102,306           121,187            41,144               25,202
        Other income - Primarily Commissions        49,617            15,454            12,352                9,322
        Interest expense                           (23,870)           (5,811)          (23,870)                (902)
                                              ------------      ------------     -------------         ------------
                   Total Other Income              128,053           130,830            29,626               33,622
                                              ------------      ------------     -------------         ------------

Earnings before provision for income taxes       3,496,717         2,057,692         1,340,440              981,522

Provision for Income Tax                         1,402,200           804,000           530,800              387,700
                                              ------------      ------------     -------------         ------------

NET EARNINGS                                    $2,094,517        $1,253,692          $809,640             $593,822
                                              ------------      ------------     -------------         ------------


NET EARNINGS PER COMMON AND COMMON
        EQUIVALENT SHARE                             $0.61             $0.38             $0.23                $0.18
                                              ------------      ------------     -------------         ------------
Weighted Average Shares Outstanding              3,426,769         3,284,514         3,461,761            3,303,070
                                              ------------      ------------     -------------         ------------
Dividends Per Share                                   NONE              NONE              NONE                 NONE
                                              ------------      ------------     -------------         ------------





                     See notes to condensed consolidated financial statements.




                                TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         OCTOBER 31,         JANUARY 31,
                                                            1996                1996
                                                         (Unaudited)          (Note)
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                         $3,627,327        $3,177,138

        Investments available for sale                     1,341,381           966,935

        Accounts receivable                               13,972,507         8,741,918

        Note receivable                                      133,854            27,000

        Deferred income taxes                                368,600           314,600

        Prepaid expenses and other current assets            682,361           392,974
                                                        ------------      ------------
                TOTAL CURRENT ASSETS                      20,126,030        13,620,565
                                                        ------------      ------------


PROPERTY AND EQUIPMENT, LESS ACCUMULATED
        DEPRECIATION AND AMORTIZATION                      9,640,441         6,011,005
                                                        ------------      ------------
OTHER ASSETS:

        Note Receivable                                       86,383            90,281

        Deferred line installation costs, less
                accumulated amortization                     270,171           247,019

        Other assets                                         466,382           426,164
                                                        ------------      ------------
                                                             822,936           763,464
                                                        ------------      ------------
                                                         $30,589,407        $20,395,034
                                                        ------------      ------------

          NOTE: The balance sheet at January 31, 1996 has been taken from the audited consolidated financial statements at that date.

                 See notes to condensed consolidated financial statements.

                                            (Continued)

                     TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        OCTOBER 31         JANUARY 31,
                                                           1996               1996
                                                        ------------      ------------
                                                        (Unaudited)          (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

        Accounts payable                                 $11,212,683        $6,604,459

        Other current and accrued liabilities              2,812,585         1,775,256

        Salaries and wages payable                           668,612           441,516
                                                        ------------      ------------

                TOTAL CURRENT LIABILITIES                 14,693,880         8,821,231
                                                        ------------      ------------

NOTE PAYABLE - BANK                                        2,000,000                --
                                                        ------------      ------------
OTHER LONG-TERM LIABILITIES                                  272,851           313,742
                                                        ------------      ------------
DEFERRED INCOME TAXES                                        763,601           560,481
                                                        ------------      ------------
SHAREHOLDERS' EQUITY

        Common stock                                          93,671            93,440
        Additional paid-in capital                         3,634,766         3,600,105
        Retained earnings                                 10,684,846         8,590,329
                                                        ------------      ------------
                                                          14,413,283        12,283,874

        Treasury stock                                    (1,547,251)       (1,547,251)
        Receivable from shareholder                         (100,000)         (100,000)
        Unrealized gain on securities available for sale      93,043            62,957
                                                        ------------      ------------
                Total shareholders' equity                12,859,075        10,699,580
                                                        ------------      ------------

                                                         $30,589,407       $20,395,034
                                                        ------------      ------------

NOTE:  The balance sheet at January 31, 1996 has been taken from the audited consolidated financial statements at that date.

              See notes to condensed consolidated financial statements.





TOTAL TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                Nine months ended
                                                                  October 31,
                                                                -----------------
                                                             1996              1995
                                                        ------------      ------------

OPERATING ACTIVITIES
        Net earnings                                      $2,094,517        $1,253,692
        Adjustment for non-cash charges                    1,849,534         1,436,100
        Changes in assets and liabilities                  ( 396,959)         (201,756)
                                                        ------------      ------------
        Net cash provided by operating activities          3,547,092         2,488,036
                                                        ------------      ------------
INVESTING ACTIVITIES:
        Net maturities of securities available for sale      806,800           422,897
        Purchase of securities available for sale         (1,181,246)               --
        Collection of notes receivable                         3,750           628,792
        Note receivable employee                            (107,156)               --
        Purchase of property and equipment                (1,943,752)       (1,810,697)
        Deposits on equipment                             (2,620,000)               --
        Additions to deferred line installation costs        (90,191)          (93,122)
                                                        ------------      ------------

        Net cash used in investing activities             (5,131,795)         (852,130)
                                                        ------------      ------------
FINANCING ACTIVITIES:
        Bank Loan                                          2,000,000                --
        Exercise of stock options                             34,892                --
                                                        ------------      ------------

        Net cash provided by financing activities          2,034,892                --
                                                        ------------      ------------
NET INCREASE IN CASH
        AND CASH EQUIVALENTS                                 450,189         1,635,906

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                                3,177,138         1,347,625
                                                        ------------      ------------
CASH AND CASH EQUIVALENTS,
        END OF PERIOD                                     $3,627,327        $2,983,531
                                                        ------------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH
        FLOW INFORMATION:
        Cash paid during the period for:
                Interest                                     $23,870             5,811
                Income taxes                                $939,932          $595,000

                See notes to condensed consolidated financial statements.


                TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


Note A--Basis of Presentation


        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the "Company") for the fiscal year ended January 31, 1996. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.
 Operating results for the nine month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997.


Note B -- Stock Split


        On July 1, l996, the Company distributed 1,463,165 shares of Common Stock $.05 par value, in connection with a 2 for 1 stock split to record holders as of June 15, 1996. All references in the accompanying financial statements to the number of Common Shares and per-share amounts have been restated to reflect the stock split.


Note C -- Note Payable - Bank

        On August 23, l996, the Company entered into a credit agreement with a major New Jersey bank. This agreement provides the Company with a line of credit of $10,000,000, of which $4,000,000 is unsecured and may be used for working capital purposes and the balance of $6,000,000 is available to finance 80% of future equipment purchases. On August 29, 1996, the Company drew down $2,000,000 of the $6,000,000 for the purchase of a second switch which it anticipates should be operational in the first quarter of the next fiscal year.





-7-

TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS



Results of Operations


Net sales were approximately $64,435,000 for the first nine months of the current fiscal year, an increase of approximately $28,846,000 or 81.1% as compared to the first nine months of the prior fiscal year. Net sales for the third quarter of the current fiscal year were approximately $23,948,000, an increase of approximately $10,494,000 or 78.0% compared to the third quarter of the prior fiscal year. These increases were attributable to intensive sales and marketing efforts by the Registrant and a significant increase in wholesale revenues. However, given the competitive climate in the long distance telephone industry, there can be no assurance that this rate of growth will continue throughout the remainder of fiscal year 1996.


For the current fiscal nine months, the telephone service billed approximately 482,531,000 minutes of calling as compared to approximately 253,047,000 minutes of calling for the comparable nine months of the prior year, resulting in an increase of approximately 229,484,000 minutes or 90.7%. For the third fiscal quarter of the current fiscal year, the Registrant billed approximately 195,716,000 minutes of calling as compared to approximately 100,036,000 minutes of calling for the third quarter of the prior fiscal year, an increase of 95,680,000 minutes or 95.6%. The average revenue per minute decreased in the current fiscal nine month period and third quarter of the current fiscal year as compared to the prior fiscal year's nine month period and prior fiscal year's third quarter, and was primarily attributable to the intense price competition in the long distance telecommunications industry and the lower per minute charge for carrier sales (wholesale).


Cost of sales increased approximately $23,182,000 or 94.1% to approximately $47,813,000 for the current nine months and increased approximately $9,124,000 or 101.3% to approximately $18,135,000 for the third quarter of the current fiscal year. Both of these increases were unfavorable in relation to the 81.1% increase in the sales volume for the nine month period and the 78.0% increase in the third quarter. While the Registrant was able to continue to negotiate lower line rates from several of its major suppliers, the gross margin for the current nine months decreased to approximately 25.8% as compared to approximately 30.8% for the first nine months of the prior fiscal year, and decreased to 24.3% from 32.1% for the third quarter of the current fiscal year as compared to the third quarter of the prior fiscal year. These decreases in the gross margins are reflective of the lower charge per minute billed by the Registrant which was approximately $.007 per minute lower for the first nine months and $.012 for the third quarter of the current fiscal year as compared to the respective periods of the prior fiscal year and the substantial increase in wholesale revenues at substantially lower margins.






             T0TAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                             (Continued)


Selling, general and administrative expense for the current nine months was approximately $13,254,000, an increase of approximately $4,223,000 or 46.8% as compared to the first nine months of the prior fiscal year and approximately $4,502,000 for the third quarter of the current fiscal year, an increase of approximately $1,001,000 or 28.8% as compared to the third quarter of the prior fiscal year. These increases for the nine months ended October 31, l996 as compared to the first nine months of the prior year are due primarily to increased salaries of approximately $1,887,000, sales commissions of approximately $927,000, advertising and promotion of approximately $345,000 and legal and consulting expense of approximately $292,000. The increase for the third quarter of the current fiscal year as compared to the third quarter of the prior fiscal year is due primarily to increased salaries of approximately $632,000, sales commissions of approximately $279,000, advertising and promotion of approximately $76,000 and legal and consulting expense of approximately $25,000.

The decrease in interest income for the first nine months of fiscal year 1996 was due to a reduction in funds invested for this period as compared to the first nine months of the fiscal year ended January 31, l996.

Earnings per share increased to $.61 per share for the current nine months as compared to $.38 per share for the nine months ended October 31, l995, and increased to $.23 per share for the third quarter of the current fiscal year as compared to $.18 per share for the quarter ended October 31, l995.
 All prior periods have been adjusted to reflect the 2 for 1 stock split issued by the Registrant on July 1, l996.

Liquidity and Capital Resources

At October 31, l996, the Registrant had working capital of $5,432,150, an increase of $632,816 or 13.2% as compared to January 31, 1996. The ratio of current assets to current liabilities at October 31, 1996 was 1.4:1, as compared to a current ratio of 1.5:1 at January 31, 1996. The increase in working capital at October 31, 1996 was primarily attributable to an increase in cash of $450,189, investments available for sale of $374,446, accounts receivable of $5,230,589, notes receivable of $106,854, current deferred income taxes of $54,000 and prepaid expense and other current accounts of $289,387 offset by increases in accounts payable of $4,608,224, other current and accrued liabilities of $1,037,329, and salaries and wages payable of $227,096. The Registrant has continued to maintain a strong liquidity position.



           TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (Continued)


The increase in cash and cash equivalents of approximately $450,000 was the result primarily of an increase in accounts payable and other current liabilities of approximately $5,737,000; earnings of approximately $2,095,000; bank borrowings of $2,000,000; non-cash charges of $1,850,000;
and exercise of stock options of approximately $35,000, partially offset by an increase in accounts receivable of approximately $5,763,000; net of provision for bad debts; the purchase of equipment of approximately $2,034,000; an increase in other current assets of approximately $289,000; an increase in notes receivable from employees of approximately $103,000; a net increase in securities available for sale of approximately $374,000; deposits on equipment of approximately $2,620,000; an increase in other assets of approximately $40,000; and a decrease in other liabilities of $41,000.

Capital expenditures during the first nine months of the current fiscal year totaled approximately $4,715,000 and were financed from funds provided by operations and bank borrowings. Approximately $2,620,000 of these expenditures were deposits on the new switch; $1,118,000 was applicable to the switching system to maintain the speed and quality of the network; $178,000 was expended for equipment at customers locations, and approximately $469,000 was expended for the local area network in the Little Falls, New Jersey office to improve management information systems and operating efficiencies. The balance of capital expenditures was for furniture and fixtures and leasehold improvements.

Capital expenditures for the balance of fiscal 1996 are estimated at approximately $1,000,000 and are expected to be used for the following:

To provide further enhancements to the signaling and switching system, to enhance the interconnection to the Bell Companies and other long distance carriers and to increase switching capacity to allow for growth; for office improvements, furniture and equipment in connection with the expansion of the main office and sales office operation; for new data processing equipment to complement and expand the present system of the Registrant; improvement to the new facility located in Belleville, New Jersey; continued development of the local network for the new sales and administrative offices in Little Falls, New Jersey; for additional vehicles for service technicians; and for leasehold improvement for the new switch site located in New York City.

On August 23, l996, the Registrant entered into a credit agreement with a major New Jersey bank. This agreement provides Registrant with a line of credit of $10,000,000 of which $4,000,000 is unsecured and may be used for working capital purposes and the balance of $6,000,000 is available to finance 80% of future equipment purchases. The Registrant has drawn down $2,000,000 as part of its initial payment for a new switch.



        TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                  PART II - OTHER INFORMATION

              THREE MONTHS ENDED OCTOBER 31, 1996



ITEMS 1 - 3           Not applicable

ITEM 4 Submission of matters to a vote of security shareholders:

                      (a)  Annual meeting of shareholders was held
                           October 10, 1996

                      (b) The following directors were elected at the
                          meeting:
                                Kevin Alward
                                Sol Feldman
                                Warren Feldman
                                Leon Genet
                                Jay J. Miller

                      (c)  The shareholders approved an amendment
                           to  the Registrant's Certificate of
                           Incorporation to increase the number of
                           authorized shares of Common Stock,
                           par value, $.05 per share, from 5,000,000 to 20,000,000.

                               SHARES VOTED        SHARES VOTED
                                   FOR                AGAINST

                               1,550,840              256,148

                       (d) The shareholders approved the adoption of the 1996 Stock Option Plan.

                               SHARES VOTED        SHARES VOTED
                                   FOR                AGAINST

                               1,499,982              282,709

ITEM 5                 Not applicable.

ITEM 6                 Exhibits and reports on Form 8-K

                       (a) Exhibits - 27 - Financial Data Schedule

                       (b) There were no reports on Form 8-K filed during
                           the three months ended October 31, 1996



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TOTAL-TEL USA COMMUNICATIONS, INC.
                                        ----------------------------------
                                                   (Registrant)


Date  December  12, 1996                By   /S/  Warren H. Feldman
      ------------------                     ----------------------
                                        Warren H. Feldman, Esq.
                                        President and Chief
                                        Executive Officer




Date  December  12, 1996                By   /S/  Thomas P. Gunning
      ------------------                     ----------------------
                                        Thomas P. Gunning
                                        Chief Financial Officer,
                                        Secretary, Controller
                                        and Principal Accounting Officer