Form 10-K
period 1997-01-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1997-05-15
CIK 34497

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        -----------------

                           FORM 10-K
(Mark one)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended  January 31, l997  .

                              OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from     to     .
                                  -----  -----
                      Commission File Number 0-2180

                    TOTAL-TEL USA COMMUNICATIONS, INC.   .
                -------------------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey   .                               22-1656895 .
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

                150 Clove Road, Little Falls, NJ   07424
               -------------------------------------------
            (Address of principal executive offices)(Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value (based upon a $14.625 closing price) of the voting stock held by nonaffiliates of the Registrant as of May 6, l997:
$29,431,204.

Number of shares of Common Stock outstanding on May 6, 1997: 3,109,602.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                   None


                                PART 1
ITEM 1. BUSINESS

Total-Tel USA Communications, Inc. ( "TotalTel", the "Registrant" or the "Company" ), a New Jersey corporation, was organized on June 8, 1959, under the name of Faradyne Electronics Corp. and adopted its present name on November 4, l991. The Registrant's principal executive office is located at 150 Clove Road, Little Falls, New Jersey 07424 and its telephone number is (201) 812-1100. The Registrant operates as a full service inter exchange carrier as more fully described herein.

PRINCIPAL PRODUCTS AND SERVICES
Telecommunications Services

In September, l982, Registrant formed Total-Tel USA ( "TotalTel" ), as a division of its principal operating subsidiary, commenced offering interstate telephone communication services in January, 1983 and provided the foundation for what is now the Registrant's primary business. TotalTel operates as a full service interexchange carrier providing 24 hour, 7 day a week, telephone communication services to customers nationwide. The Registrant's principal market is Northern New Jersey and the New York Metropolitan area for direct transmission within the contiguous United States, and to over 150 countries around the world. The intercity circuits TotalTel utilizes to transmit its customers' telephone calls include, among other facilities, private lines leased from AT&T, World Com, Inc., Qwest and other usage sensitive services leased from other competing carriers. TotalTel offers its services primarily through its network consisting of a digital computerized switch in Newark, New Jersey and intercity circuits which provide access and identification, call routing, transmission and billing records. Subscribers are billed based on the distance and duration of each call completed.

In July, 1987, TotalTel began offering its telecommunication services to commercial customers in Manhattan through Total-Tel USA, Incorporated, a wholly owned subsidiary of the Registrant. In August, l992, TotalTel extended its telecommunications services to commercial customers in the Southeastern United States through Total-Tel Southeast, Inc., a wholly owned subsidiary of the Registrant. TotalTel began offering its dedicated services and related high usage T1.544 services in late 1985. These services were designed to attract larger, more sophisticated business customers to the Registrant. In April 1995, the Registrant formed TotalTel Carrier Services, Inc. for the purpose of providing long distance service to other common carriers in the telecommunications industry, on a wholesale basis. Wholesale sales were $31,429,277 and $3,584,182 for the years ended January 31, 1997 and 1996, respectively.

TotalTel employs SS7 digital technology and Sonet Ring technology in its network. Digital facilities utilize more sophisticated engineering to yield enhanced voice quality as opposed to older analog technology. The capital expenditure necessary to increase transmission capability through digital technology is less than the comparable cost to expand on an analog basis. Additionally, most of TotalTel's calling volume is carried over fiber optic facilities leased from other carriers as described above and from Bell Atlantic, NYNEX, other Regional Bell Operating Companies.

During the year ended January 31, 1997, as in the Fiscal 1996, a majority of the traffic was carried through various equal access services, also known as switched access, and are priced and offered based on the calling volume of the particular customer. The retail marketing focus is on customizing services for business customers in the niche market now served by Registrant.

TotalTel currently has approximately 18,000 active accounts of which approximately 95% are commercial and the balance are residential subscribers. Sales are made primarily through advertising, direct telephone solicitation, field sales contacts, agent sales and referrals from present customers.

In February, 1993, the Registrant, through its wholly owned subsidiary, TotalTel Services, Inc., commenced the sale and installation of Panasonic telephone systems primarily in the Northern New Jersey and New York Metropolitan area. Sales during Fiscal 1997 were not significant.

Net sales of telecommunications services and systems in Fiscal 1997 were $89,325,921 as compared to $49,873,477 in fiscal year 1996. TotalTel had operating income of $4,135,585 in Fiscal 1997 and operating income of $2,308,982 in Fiscal 1996. The operating income represents the income before interest income, interest expense, other income, other expense and provision for income taxes. For further details, see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS elsewhere in this Report.

The continued growth in revenues in Fiscal 1997 is largely attributable to the rapid expansion of the Registrant's sales to other carriers along with aggressive internal sales and marketing efforts. The Registrant completed the installation of its upgraded DEX 600 switch at its new facility in Newark, New Jersey in the second quarter of the Fiscal 1995, which increased transmission capabilities significantly and was designated to allow for substantial future expansion.

The Registrant is currently in the process of installing a DEX 600E MEGAHUB switch at its new facility in New York City which will double the Registrant's current revenue capacity. It is expected that this facility should be operational in the second quarter of the Registrant's current fiscal year.

Due to TotalTel's strategic geographic location in the New York
Metropolitan Area, the Company continues to foresee benefits from the availability of a large number of suppliers of transmission facilities located in New York which should provide potential for improved operating efficiency.

Competition

The most significant competitor in the telecommunications industry, AT&T, has indicated that it intends to compete vigorously with other common carriers (other independent telephone companies). In the past several years, AT&T has implemented several significant rate reductions for its long distance message services. These reductions have required other carriers, including TotalTel, to lower their rates in order to remain competitive.

In addition, TotalTel competes with carriers such as MCI Communications Corporation ( "MCI" ), Sprint, World Com, Inc., Frontier and other large companies engaged in providing services in competition with those services offered by TotalTel. TotalTel also directly competes with local and regional companies which resell services, a number of which are substantially larger than TotalTel.

More recently, the Telecom Act of 1996 ("The Act") allows local exchange carriers (LECSs) to compete in the long distance telecommunications market which should substantially increase competition in the future. The Act also allows long distance carriers to provide local service and the Registrant intends to enter this market during the current fiscal year.

In the opinion of Registrant's management, TotalTel's principal methods of competition with AT&T and others have been and are expected to continue to be pricing, customized service, quality and the development of special billing and other niche services. TotalTel's long distance capability and its customer services should continue to make it competitive for most business users of AT&T, MCI and US Sprint services.

Seasonal Nature of Business

Registrant's business is not seasonal.

Patents, Trademarks, Licenses, etc.

Registrant does not hold any material patents, franchises or concessions.

Government Regulations

In August, l982, the Federal Communications Commission ( "FCC" ) substantially deregulated resale common carriers, such as the Registrant. The FCC does not require certification of such carriers to initiate business activities nor does it exercise its authority to regulate their rates and services, although it has the power to do so in the future, The FCC may act upon complaints against the Registrant or any other common carrier for failure to comply with its statutory obligations as a common carrier. Registrant is duly tariffed with the FCC as a switched bases interexchange carrier.

In 1995, the FCC discontinued regulating the rates and services of AT&T, determining that AT&T is a non dominant carrier. This determination may affect the Registrant because it competes with AT&T, utilizes AT&T lines to transmit some of its long distance traffic and leases local access transmission facilities from local telephone companies which are FCC regulated. The FCC currently prohibits carriers such as AT&T from refusing to permit resale of their services.

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

Since Fiscal 1996, the Registrant is registered in 49 states, in respect to service within those states, and is thus subject to the regulatory requirements of the various Public Service Commissions or similar agencies of these states.

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

Personnel

Registrant and its subsidiaries currently employ 183 full-time and 23 part-time employees in its long distance telecommunication service, of whom 45 are engaged in sales activities, 7 in customer support, 19 in customer service, 28 in technical and field services, 16 in data processing, and 91 in general and administrative activities. The Registrant considers its relations with its employees to be excellent.

Foreign Operations and Export Sales

While the Registrant currently has no significant foreign operations or export sales, it is conducting a feasability study of the European telecommunications market to determine the viability of entering this market. The requirements, including costs and personell needs have not yet been determined. Depending on the capital requirements, the Registrant may need additional capital funds, the source and cost of which are not currently known.

ITEM 2. PROPERTIES

On November 15, l993 and December 28, l993 Total-Tel USA, Inc., a subsidiary of the Registrant, entered into leases to rent an aggregate of approximately 3,500 square feet of space at 744 Broad Street, Newark, New Jersey for its upgraded switching equipment. The leases run from January 1, l994 through December 31, 1998 at an annual rental of $51,480 and also require the tenant to pay a proportionate share of any increases in the "Consumer Price Index", U. S. City Average, over the base year.

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

On February 22, l994, Total-Tel USA Inc., a subsidiary of the Registrant, entered into a lease, subsequently modified on April 15, l994, for approximately 17,700 square feet of space at 150 Clove Road, Little Falls, New Jersey to be used as its sales, executive and administrative offices. The lease provided for a rent holiday until July, 1995 after which the annual rental would be approximately $360,000. The lease is for five years and ten months and has been amended by a second lease modification agreement dated February 9, l995 whereby the Registrant leased approximately 6,700 additional square feet of space at the same location at an additional annual rental of $121,707 for the first four years and $138,154 for the next year and two months. The modified agreement also extended the term of the existing lease for an additional two years to August 14, 2002 at a then annual rental of $563,063. The lease requires the payment of the tenant's proportionate share of operating expenses and real estate tax increases over the base year.

On November 1, l996, the Company entered into a lease for approximately 8,300 square feet of space at 40 Rector Street, New York City, New York to be used for a second switching facility. The term of the lease is for fifteen years and ten months from the date of commencement which is estimated to be February 1, l998. Rental payments are $133,184 per annum for the first five years after commencement, $166,480 per annum for the next five years and $183,128 per annum for five years and ten months. The lease requires the payment of the tenant's proportional share of operating expenses and real estate tax increase over the base year.

On November 8, l996, a subsidiary of the Company entered into a lease for approximately 2,300 square feet of office space in New York City, New York at an annual rental of approximately $75,900. The lease commenced February 1, l997 and is for sixty three months. The lease requires the payment of the tenant's proportionate share of operating expenses and real estate tax increases over the base year.

On January 30, l997, the Company entered into a third modification of its lease for approximately 16,640 square feet of additional office space at its existing facility at 150 Clove Road, Little Falls, New Jersey. The commencement date of the modification is expected to be July 1, l997. The annual rental on the additional space will be $357,760 per annum from July 1, l997 through February 14, l998, $366,800 per annum from February 15, l998 through August 14, 2000 and $382,720 per annum from August 15, 2000 through August 14, 2002. In addition, the Company is liable for its proportionate share of increases in real estate taxes and operating expenses over the base year.

All leases contain options to renew for various periods at rentals to be determined by the then prevailing fair market rental rates for similar real estate in the area.

ITEM 3. PENDING LEGAL PROCEEDINGS

The Registrant brought suit in Civil Court of the City of New York, County of New York against a customer, Community Network Services, Inc. d/b/a Telecommunity, for the recovery of an account receivable of $37,917 plus interest, attorneys fees and damages. Defendant has asserted a counter claim against the Registrant in the Supreme Court of the State of New York, County of New York alleging breach of contract and seeks compensatory and punitive damages of $1,300,000. The Registrant believes the counter suit is without merit and is vigorously defending this action.

The Registrant is a defendant in an action filed in State Court in New Jersey by a former employee which, among other claims, alleged breach of contract and seeks compensatory and punitive damages of $1,900,000. The Registrant believes that the suit is without merit and intends to vigorously defend this action.

In another action, previously reported, Telecommunications Specialists, Inc., a former customer of the Registrant, brought suit in the United States District Court for the District of Minnesota alleging breach of contract which sought compensatory and punitive damages. The suit was settled without material liability to the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



(THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)



                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

(a) Registrant's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System. The following table sets forth, for the quarterly fiscal periods indicated, the high and low closing sales prices for Registrant's Common Stock in such market, as reported by the National Association of Securities Dealers, Inc. Closing sale prices prior to July 1, l996 have been adjusted to reflect the stock split, discussed in (d) below.

     FISCAL 1997                            HIGH            LOW
     -----------                            ----            ---
     February 1 thru April 30              12 1/4          8 3/4
     May 1 thru July 31                    18 1/8          9 1/4
     August 1 thru October 31              25 7/8         16 1/2
     November 1 thru January 31,1997       23             15 1/4

     FISCAL 1996
     -----------
     February 1 thru April 30               9 3/8          7 5/8
     May 1 thru July 31                    10              8 1/2
     August 1 thru October 31              11 1/2          8 1/4
     November 1 thru January 31, l996      12 1/4          8 1/2

(b) As of May 6, l997, the approximate number of recordholders of Registrant's Common Stock was 349, as reported by Registrant's transfer agent.

(c) Registrant has not paid or declared any cash dividends during the past two fiscal years and does not anticipate paying any in the foreseeable future.

(d) On July 1, l996 the Registrant distributed 1,873,420 shares of Common Stock in connection with a 2 for 1 stock split of all outstanding shares as of June 15, 1996.





ITEM 6. SELECTED FINANCIAL DATA
                                                         (In thousands except per share amounts)
                                                                 Year ended January 31,          .
                                       ------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:                  1997                1996              1995                 1994             1993  .
                                       -------            -------            -------             -------          -------
Net sales                              $89,326            $49,873            $29,817             $18,999          $11,736

Earnings from
 continuing operations                 $ 2,588            $ 1,555            $ 1,100             $ 1,052                9

Net earnings                           $ 2,588            $ 1,555            $ 1,100             $ 1,156          $     9

Earnings Per Common and Common Equivalent Shares (b):
 Primary:
 Continuing Operations
 Before Cumulative Effect
 Of Accounting Change                  $  0.75            $  0.47            $  0.34             $  0.34          $  0.01
 Accounting Change                     $    --            $    --            $    --             $  0.03          $    --

Net earnings per share                 $  0.75            $  0.47            $  0.34             $  0.37          $  0.01

 Fully Diluted:
 Continuing Operations
 Before Cumulative Effect
 Of Accounting Change                  $  0.75            $  0.47            $  0.34             $  0.32          $  0.01
 Accounting Change                     $    --            $    --            $    --             $  0.03          $    --

Net earnings per share                 $  0.75            $  0.47            $  0.34             $  0.35          $  0.01

Average common shares
 outstanding (a) (b)
 Primary                                 3,430              3,284              3,258               3,158            2,998
 Fully Diluted                           3,430              3,284              3,258               3,268            2,998

Cash dividends per
 common share                             NONE               NONE               NONE                NONE             NONE

Additions to property
 & equipment                           $ 6,397            $ 3,028            $ 2,268             $ 1,375          $   721

Depreciation and
 amortization                          $ 1,382            $ 1,026            $   663             $   492          $   458

FINANCIAL POSITION:

Working Capital                        $ 5,486            $ 4,799            $ 5,031             $  4,683         $ 4,717

Property and equipment - net           $11,066            $ 6,011            $ 3,924             $  2,236         $ 1,272

Total assets                           $30,494            $20,520            $15,110             $11,071          $ 9,044

Long-term debt                         $ 2,940            $    --            $    --             $    --          $    --

Shareholders' Equity                   $13,387            $10,700            $ 9,093             $ 7,917          $ 6,860

Common shares
 outstanding (a) (b)                     2,945              2,927              2,900               2,876            2,876





(a) All per share amounts have been restated to reflect the 2 for 1 stock split distributed July 1, l996.

ITEM 7. ANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1997 as Compared to Fiscal 1996

The following discussion of the results of operations relates to the continuing operations of the Registrant.

Net sales for Fiscal 1997 increased approximately $39,453,000 as compared to Fiscal 1996. The increase in telephone sales volume of approximately 79.1% was primarily due to intensive sales and marketing by the Registrant, both internally, through expanded agency sales partially offset by lower prices and the substantial increase in sales to other carriers on a wholesale basis.

For Fiscal 1997, the Registrant billed approximately 616,990,000 minutes of calls as compared to approximately 365,878,000 minutes of calls for the prior fiscal year, an increase of approximately 251,112,000 minutes or 68.6%.

Cost of sales for Fiscal 1997 increased approximately $31,975,000 or 91.7% as compared to the prior fiscal year. This increase was unfavorable in relation to the 79.1% increase in sales volume for the period and is attributable to the lower gross profit in wholesale sales to other carriers and competitive pricing pressures in the industry.

Line costs for Fiscal 1997 were $63,835,000, an increase of $31,393,000 or 96.8% over the prior year. The other components are switch and field technician salaries, utilities, rent and depreciation which totaled $2,994,000 for Fiscal 1997, an increase of $580,000 or 24.1%. The increase in cost of sales was attributable primarily to the substantially increased sales of the Company. Gross profit decreased in Fiscal 1997 to 25.2% from 30.1% in Fiscal 1996. The decrease in gross profit was due to carrier sales having a substantial lower gross margin.

Selling, general and administrative expenses increased approximately $5,651,000 or 44.5% for Fiscal 1997 as compared to the prior fiscal year. The increase was primarily due to increased salaries of $2,113,000 or 47.3%, increased commissions of $1,228,000 or 36.8%, increased provision for bad debts of $130,000 or 15.9% and an increase in legal and professional of $445,000 or 38.7%. The continued substantial increase in commission is attributable to the aggressive pursuit of new business in a highly competitive market. The substantial increase in legal and professional is attributable to the defense of a lawsuits as disclosed in the Registrant's Financial Statements, which was settled during the year.

Interest income for Fiscal 1997 decreased approximately $25,000 as compared to Fiscal 1996 primarily due to a reductions in the funds available for investment.

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

Liquidity and Capital Resources

At January 31, l997, the Registrant had working capital of $5,486,000 as compared to $4,799,000 at January 31, l996, an increase of $687,000. The ratio of current assets to current liabilities at January 31, 1997 was 1.4:1 and at January 31, 1996 was 1.5:1. This increase in working capital at January 31, l997 was attributable primarily to an increase in accounts receivable of $5,192,000 (net of doubtful accounts), an increase in the current portiion of notes receivable of $137,000, an increase in prepaid and other current assets of $190,000, partially offset by a decrease in cash and cash equivalents of $588,000, an increase in accounts payable of $3,618,000 and an increase in other current and accrued liabilities and salaries and wages payable of $619,000.

The decrease in the current ratio from 1.5:1 to 1.4:1 is primarily due to the purchase of property and equipment during Fiscal Year 1997 in the amount of $6,397,000. The Registrant continues to maintain a strong liquid position with cash and cash equivalents and investments available for sale of $3,600,000 representing 27.6% of current liabilities. The Registrant believes that its current cash position, projected operating revenue and bank line availability should be sufficient to meet its foreseeable operating needs and planned capital expenditures.

The cash flow statement of the Registrant for Fiscal 1997 indicated a decrease in cash of $588,000. Net earnings of $2,588,000 and non cash adjustments of $2,730,000 reduced by net changes in assets and liabilities of $2,298,000 provided cash from operations of $3,020,000. Cash used in investing activities totaled $6,615,000. The major components were purchases of property and equipment of $6,397,000 and additions to line installation cost of $127,000, net maturities of available for sale securities of $973,000, and issuance of notes to employees net of repayment of $133,000. Cash provided by financing activities totaled $3,006,000 and was the result of bank borrowings and the exercise of stock options.

Capital Expenditures

Capital expenditures during Fiscal 1997 totaled approximately $6,397,000 and were financed from funds provided from Registrant's working capital, cash derived from operations, and bank borrowings. The capital expenditures were used to purchase the following equipment and leasehold improvements:

$1,389,000  -  to upgrade and provide further enhancement of the signaling and switching system, to enhance the interconnection to the Bell Companies and other long distance carriers and to increase switching capacity to allow for future growth.
$  755,000  -  primarily data processing equipment and data processing software to be used in the headquarters' local area network and enhancement of the Registrant's billing and information systems.
$  245,000  -  furniture and fixtures for the general offices located in
               Little Falls, New Jersey, the switch facility in Newark, New Jersey, and the new switch facility in New York City.
$  291,000  -  for leasehold improvements primarily for the switch in
               New York City.
$3,585,000  -  to construct a new switch in New York City.

$   24,000  -  trucks for service.

$  108,000  -  equipment for leasing.

Capital expenditures for Fiscal 1998 are estimated at approximately $5,000,000 and are expected to be used for the following:

To provide a network operations center at Little Falls, New Jersey; for office improvements, furniture and equipment in connection with the expansion of the main office and sales office operation; for new data processing equipment to complement and expand the present system of the Registrant; improvement to the new facility located in New York City; continued development of the local area network for the sales and administrative offices in Little Falls, New Jersey.

The Registrant anticipates that capital expenditures for Fiscal 1998 will be funded from operations and current working capital and, additional long term borrowings.

As of January 31, l997, the Registrant had a bank line of credit of $10,000,000. During Fiscal 1997 Registrant had bank borrowings of
$2,940,000. For further detail see Note M to the Consolidated Financial Statements.

Inflation

Since inflation has slowed in recent years, the Registrant does not believe that its business has been materially affected by the relatively modest rate of price increases in the economy. The Registrant continues to seek improvements in operations and efficiency through capital expenditures. Expenditures to improve the signaling system, information systems and the local area network is expected to result in operating costs savings which could partially offset any cost increases which may occur in the future.

Environmental Matters

The Registrant is not a party to any legal proceedings or the subject of any claim regarding environmental matters generally incidental to its business. In the opinion of Management, compliance with the present environmental protection laws should not have a material adverse effect on the financial condition of the Registrant.

Accounting for the Impairment of Long - Lived Assets and For Long - Lived Assets to Be Disposed of

In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long - Lived Assets and For Long - Lived Assets to Be Disposed of." Based on the provisions of the statement, the Company determined that no provision for impairment of the carrying cost of its machinery and equipment, or other long - lived assets, was necessary.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for financial statements ending after December 15, 1997. This statement supersedes Accounting Principle Board Option No. 15 and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and provides guidance on other computational changes. Had the provisions of the statement been effective for the current year, the following pro forma EPS amounts would have been disclosed.

               Basic EPS:   $ .88
               Diluted EPS: $ .75

Accounting for Stock Based Compensation

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in the fiscal years ended January 31, l997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below

                                            1997               1996
                                            ----               ----
Net earnings - as reported               $ 2,588,138      $ 1,554,589
                                         -----------      -----------
Net earnings - pro forma                 $ 2,536,789      $ 1,481,221
                                         -----------      -----------
Earnings per share - as reported         $       .75      $       .47
                                         -----------      -----------
Earnings per share - pro forma           $       .74      $       .45
                                         -----------      -----------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are included under Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of the Registrant are as follows:

Name                           Age          Position

Kevin Alward                    30          President, Chief Operating
                                            Officer and Director
Solomon Feldman                 76          Director
Warren H. Feldman               41          Chairman, Chief Executive
                                            Officer and Director

Leon Genet                      65          Director

Thomas P. Gunning               59          Vice President, Treasurer
                                            and Secretary
Jay J. Miller                   64          Director

The Registrant's directors all serve for one year terms or until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors.

Kevin A. Alward, President and Chief Operating Officer of the Registrant, joined Registrant in October, 1988, as a sales account executive. Mr. Alward became Manager of Sales in November, l990 and Vice President of Marketing in 1991. In February, 1992, Mr. Alward was promoted to Senior Vice President and assumed the additional responsibilities of Chief Operating Officer in April, l993. In 1994, Mr. Alward was promoted to President of TotalTel, Inc., the principal operating subsidiary of the Registrant. In October 1996, Mr. Alward was elected a Director, President and Chief Operating Officer of the Registrant.

Mr. Solomon Feldman has served as a Director of the Registrant continuously since its inception in 1959, and as Treasurer from inception to May 2, 1997. Mr. Feldman is currently a private investor and devotes approximately 25% of his time to the business of the Company.

Warren H. Feldman, Esq. was elected President and Chief Executive Officer of the Registrant in September, 1992 and was elected Chairman of the Board in September, 1994. Prior to such time, he served as Vice President - Regulatory Affairs of the Registrant since January, 1986, and had been the General Manager of Total-Tel USA Division and in-house General Counsel of Registrant since 1984. He was elected a Director on April 1, l987 and President of Total-Tel USA Division on October 27, l988. Warren H. Feldman is the son of Solomon Feldman.

Leon Genet is a partner in Genet Realty, a commercial and industrial real estate brokerage firm. Following graduation from Syracuse University, he was an officer in the United States Air Force. Mr. Genet continues his significant involvement with Syracuse University as a benefactor and as a charter member of the Board of the College for Human Development, home of the highly popular Genet lecture series, which brings CEO's of leading worldwide corporations to the Syracuse campus. He serves as a member of the National Commerce and Industry Board for the State of Israel Bonds Organization and is a shareholder, director and officer of LPJ Communications, Inc. which has earned commissions from TotalTel USA Communications, Inc. on the same basis as other independent representatives.

Thomas P. Gunning was appointed Chief Financial Officer in September, 1994 and Secretary of the Registrant in January, 1995. He has served as Controller of the Registrant since September 1992. He is a Certified Public Accountant licensed by the States of New York and New Jersey. From 1989 until joining the Registrant, Mr. Gunning was the Senior Audit Manager at Rosenberg Selsman & Company a certified public accounting firm. From 1976 to 1989, he was Chief Financial Officer of Flyfaire, Incorporated a travel wholesale operator. Prior to such time, Mr. Gunning held various positions in both public and private accounting.

Jay J. Miller, Esq. has been a practicing attorney for more than thirty years in the State of New York. Mr. Miller is a Director of Vestro Natural Foods, Inc., a specialty food firm, and Edison Control
Corporation, a manufacturer of pipe, fittings and accessories for concrete pumping equipment. He is also Chairman of the Board of AmTrust, a New Zealand real estate company.

OTHER SIGNIFICANT EMPLOYEES

Ben Goldberg joined TotalTel, Inc., the major operating subsidiary of the Registrant, in February, 1983 as an account executive. In January 1992 Mr. Goldberg was promoted to Vice President of Sales. In June of 1994 Mr. Goldberg was promoted to Senior Vice President.

David Hess joined TotalTel Carrier Services, Inc., an operating subsidiary of the Registrant, in May 1995 as Vice President. Mr. Hess was appointed Senior Vice President of TotelTel Carrier Services, Inc. in October 1996. Prior to joining the Registrant Mr. Hess served as Director of Eastern Regional Carrier Sales for West Coast Telecommunication, Inc. from 1993 to 1995. From 1991 to 1993 Mr. Hess was National Account Manager for Sprint Carrier Services. From 1989 to 1993 Mr. Hess was Strategic Account Manager for United Telephone Systems. From 1986 to 1989 Mr. Hess was employed by M C I in various sales management positions.

Jeff Slater joined TotalTel, Inc., as Senior Vice President in September 1996. From 1991 to 1996 Mr. Slater was founder and President of JTEK Systems, Ltd., a firm which provided consulting services to various telecommunications companies including the Registrant. In 1990 Mr. Slater served as Corporate Director of Products Development for LCI Communications, Inc. From 1987 to 1990 Mr. Slater served as Executive Vice President of Operations of Charter Network Company which was acquired by LCI Communications, Inc. in 1990. Prior to such time Mr. Slater held various executive positions with Companies in the telecommunications industry.

ITEM 11. EXECUTIVE COMPENSATION

a) The following table sets forth the compensation which the Registrant paid during the fiscal years ended January 31, l997, 1996, 1995 to the Chief Executive, each Executive Officer of the Registrant whose aggregate remuneration exceeded $100,000.



                                                        Summary Compensation Table
                                                       ----------------------------
Name and                 Fiscal Year       Annual Compensation         Other                Compensation
Principal                Ended                                         Annual               Awards                 All Other
Position                 January 31    Salary ($)       Bonus(s)       Compensation($)      Options (#)            Compensations(s)
--------                 -----------   ---------        --------      ----------------      --------------         -----------------
Warren H.                   1997       $315,000 (1)     $295,000                                                   $7,025 (4)
Feldman                     1996       $195,000 (1)     $274,241                                                   $4,667 (5)
Chairman and                1995       $195,103 (1)     $ 74,153                            15,000 (3)             $4,583 (6)
Chief Executive
Officer


Kevin Alward                1997       $315,000 (2)     $280,000                                                   $9,769 (9)
President and               1996       $195,000         $274,241                                                   $6,010 (10)
Chief Operating             1995       $195,000         $ 63,700                            31,500 (7)(8)          $5,256 (11)
Officer

Thomas P.                   1997       $ 95,231          $ 6,000                                                   $6,560 (12)
Gunning
Vice President,
Treasurer and
Secretary



(1) Does not include an annual Director's fee of $15,000.

(2) Does not include director's fees of $2,500.

(3) Represents incentive options to purchase 30,000 shares of Common Stock exercisable at a price of $9.625 per share (110% of the market price at the date of issue), adjusted for the 2 for 1 stock split issued July 1, l996. These options vest over a period of forty-eight (48) months, with 25% of each option exercisable at the 12th, 24th, 36th, and 48th month of its term, subject to earlier vesting in certain circumstances as provided in the option agreement.

(4) The amounts shown represent the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement Savings Plan of $4,668 and $2,357 for the use of a company vehicle for non business purposes.

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

(7) Represents incentive options to purchase 33,000 shares of Common Stock exercisable at a price of $7.28 per share, adjusted for the 10% stock dividend issued in July 1994 and the 2 for 1 stock split issued at July 1, l996. These options vest over a period of thirty-six (36) months with 25% of each option exercisable at the 8th, 12th, 24th, and 36th month of its term, subject to earlier vesting in certain circumstances as provided in the option agreement.

(8) Represents incentive options to purchase 30,000 shares of Common Stock exercisable at a price of $8.75 per share, adjusted for the 2 to 1 stock split issued July 1, l996. These options vest over a period of forty-eight (48) months with 25% of each option exercisable at the 12th, 24th, 36th, and 48th month of its term, subject to earlier vesting in certain circumstances as provided in the option agreement.

(9) The amounts shown represent the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement Savings Plan of $5,620 and $3,071 for the use of a company vehicle for non business purposes and $1,078 term life insurance premiums.

(10) The amounts shown represent the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement Savings Plan of $2,310 and $2,643 for the use of a company vehicle for non business purposes and $1,057 term life insurance premiums.

(11) The amount shown represents the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement Savings Plan of $1,556 and $2,643 for the use of a company vehicle for non business purposes and $1,057 term life insurance premiums.

(12) The amounts shown represent the Registrant's contribution under its 401-K Deferred compensation and Retirement Savings Plan of $3,110 and $1,179 for the use of a company vehicle for non business purposes and $2,271 term life insurance premiums.

(b) Compensation Pursuant to Plans

1987 Stock Option Plan

In October, 1987, the Registrant adopted its 1987 Stock Option Plan and in October, l996, adopted its 1996 Stock Option Plan (the "Plans"). The Plans provide that certain options granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1954, as amended (the " Code " ), while non-qualified options may also be granted under the Plans. Incentive stock options may be granted only to employees of the Registrant, while non-qualified options may be granted to non-executive directors, consultants and others as well as to employees.

The Plans are administered by a Committee of the Registrant's Board of Directors. The Registrant has reserved 664,500 shares of Common Stock under the 1987 Plan and 300,000 shares of Common Stock under the 1996 Plan for issuance to employees, officers, directors and consultants of the Company. The shares for options granted prior to July 15, l994 have been adjusted for the 10% stock dividend. The shares for options granted prior to July 1, l996 have been adjusted to reflect the 2 for 1 stock split.

No option may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, an option may be exercised only by him. In the event of termination of employment other than by death or disability, the optionee will have one month (subject to extension not to exceed an additional two months) after such termination during which he may exercise his option. Upon termination of employment of an optionee by reason of death or permanent total disability, his option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. No similar limitation applies to non-qualified options.

Options under the Plans must be granted within ten years from the effective date of the Plans. Incentive stock options granted under the Plans cannot be exercised later than ten years from the date of grant. Options granted under the Plans will permit payment of the exercise price in cash or by delivery to the Registrant of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no additional investment other than his original shares.

Any options that expire unexercised or that terminate upon an employee's ceasing to be employed by the Registrant become available once again for issuance under the Plans.

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

(e) Termination of Employment and Change of Control Arrangements
None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons who are know by Registrant to own beneficially more than 5% of any class of the Registrant's voting shares on May 7, 1997.


               Name and                     Amount and
Title          Address of                   Nature of         Percentage
of             Beneficial                   Beneficial        of
Class          Owner  .                     Ownership (1)     Class   .

Common         Warren H. Feldman            577,262 (2)       16.9%
Stock $.05     150 Clove Road               shares
par value      Little Falls, NJ 07424

Common         Heartland Advisors, Inc.     578,700           16.9%
Stock $.05     790 North Milwaukee St.      shares
par value      Milwaukee, WI 53202

Common         Solomon Feldman              476,190           13.9%
Stock $.05     1890 South Ocean Drive       shares
par value      Hallandale, FL 33009

Common         Kevin Alward                 281,950 (3)        8.2%
Stock $.05     182 Powell Road              shares
par value      Allendale, NJ 07401

Common         Michael A. Karp              219,340            6.4%
Stock $.05     3416 Sansom Street           shares
par value      Philadelphia, PA 19104



(1) All shares are beneficially owned and sole investment and voting power is held by the persons named to the best of the Registrant's knowledge.

(2) Includes options to purchase 129,000 shares of the Registrant's Common Stock which are currently exercisable or within 60 days hereof.

(3) Includes options to purchase 181,000 shares of the Registrant's Common Stock which are currently exercisable or within 60 days hereof.

(b) Security Ownership of Management

The following table sets forth as of May 6, 1997 information concerning the beneficial ownership of each class of equity securities by each director of the Registrant and all directors and officers of the Registrant as a group:

               Name and                     Amount and
Title          Address of                   Nature of          Percentage
of             Beneficial                   Beneficial         of
Class          Owner  .                     Ownership (1)      Class   .

Common         Kevin Alward                 281,950 (3)         8.2%
Stock $.05     182 Powell Road
value          Allendale, NJ 07401

Common         Solomon Feldman              476,190            13.8%
Stock $.05     1890 South Ocean Drive       shares
par value      Hallandale, FL 33009

Common         Warren H. Feldman            577,262 (2)        16.8%
Stock $.05     150 Clove Road               shares
par value      Little Falls, NJ 07424

Common         Leon Genet                   49,310              1.4%
Stock $.05     30 Farmstead Road
par value      Short Hills, NJ 07078

Common         Jay J. Miller                   ---              ---
Stock $.05     430 E 57th St.,Suite 5D
value          New York, NY 10022

Common         All directors                1,407,212 (2)(3)   40.9%
Stock $.05     and officers as a            shares
par value      group (6 in number)

(1) All shares are beneficially owned and sole investment and voting power is held by the persons named.

(2) Includes options to purchase 129,000 shares of the Registrant's Common Stock which are currently exercisable or within 60 days hereof.

(3) Includes options to purchase 181,000 shares of the Registrant's Common Stock which are currently excercisable or within 60 days hereof.

c) Changes in Control

The Registrant knows of no contractual arrangement which may, at a subsequent date, result in a change in control of the Registrant.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 1, l993, the Company leased warehouse space in Belleville, New Jersey from a partnership in which two directors and major shareholders are partners and a former director and a major shareholder is also a partner. During the fiscal year ended January 31, l997, the Company paid rent of $59,760 to the partnership. The annual rent for this premise is $58,560 for the first three years and $63,885 for years four and five. Registrant believes such premises are leased on terms not less favorable to Registrant than in an arm's length transaction.

As explained more fully in Note K to the Financial Statements the Registrant has from time to time made loans to an executive employee and shareholder of the Registrant.




(THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)



                  TOTAL-TEL USA COMMUNICATIONS, INC.
                           AND SUBSIDIARIES

ITEM 14. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULE
YEARS ENDED JANUARY 31, 1997, 1996, AND 1995

                                 INDEX

 (a) (1) FINANCIAL STATEMENTS: The following consolidated financial statements of Total-Tel USA Communications, Inc. and subsidiaries are included at the end of this Report:

CONSOLIDATED FINANCIAL STATEMENTS:                              PAGE

Independent auditors' report                                    F-1
Consolidated balance sheets - January 31, l997
and 1996                                                        F-2
Consolidated statements of earnings - years
ended January 31, 1997, 1996 and 1995                           F-3
Consolidated statements of shareholder's equity -
years ended January 31, 1997, 1996, 1995                        F-4
Consolidated statements of cash flow - years
ended January 31, l997, 1996, 1995                              F-5
Notes to consolidated financial statements                      F-7

(a) (2) SUPPLEMENTARY DATA FURNISHED PURSUANT
TO THE REQUIREMENTS OF FORM 10-K:

Schedule - years ended January 31, l997, l996 and 1995.

II Valuation and Qualifying Accounts (Consolidated)            F-16

                           ***************

Schedules other than those listed above are omitted because they are not required, not applicable or the information has been otherwise supplied.



(THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)



                          SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May, 1997.

                         TOTAL-TEL USA COMMUNICATIONS, INC.
                         (Registrant)


                         By: /S/ WARREN H. FELDMAN
                             Warren H. Feldman
                             Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                             Date

/S/ KEVIN ALWARD        President, Chief Operating        May 7, l997
Kevin Alward            Officer and Director

/S/ SOLOMON FELDMAN     Director                          May 7, l997
Solomon Feldman


/S/ WARREN H. FELDMAN   Chairman of the Board,            May 7, l997
Warren H. Feldman       Chief Executive Officer
                        and Director

/S/ LEON GENET          Director                          May 7, l997
Leon Genet


/S/ THOMAS P. GUNNING   Vice President, Treasurer,        May 7, l997
Thomas P. Gunning       Secretary and Principal
                        Accounting Officer

/S/ JAY J. MILLER       Director                          May 7, l997
Jay J. Miller



Exhibit No.                    Description of Document

(3)(a) Certificate of Incorporation, as amended. Incorporated by reference to Exhibits 2-A, 2-B, 2-C and 2-D to Registration Statement No. 2-15546 and Registrant's proxy statement relating to its 1987 Annual Stockholder's Meeting.

(3)(b) By-Laws of Registrant. Incorporated by reference to Exhibit A to Registrant's Annual Report on Form 10-K for the year ended January 31, 1972.

(3)(c) Amended Certificate of Incorporation to change the name of the Corporation from Faradyne Electronics Corp. to Total-Tel USA Communications, Inc., dated November 4, l991. Incorporated by reference to Exhibit 3 (c) to Registrant's Annual Report on Form 10-K for the year ended January 31, l992.

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

(10)(e)(ii) Installment Note and Equipment Loan and Security Agreement
            of Mansol Ceramics Company and Guaranty of Registrant, dated August 1, l988, in connection with extension of the maturity date of the loan referenced to in Exhibit 10 (e) (i).

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

(10)(x) Third lease modification to the lease of the premises at 150 Clove Road, Little Falls, New Jersey between TotalTel, Inc. and Theta Holding Company, L. P., successor to the
            Prudential Insurance Company of America dated January 31,
            1997.

(10)(y) Equipment Facility and Revolving Credit Agreement dated August 23, l996 between Total-Tel USA Communications, Inc., TotalTel, Inc., Total-Tel USA, Inc., and Total-Tel Carrier Services, Inc. and the Summit Bank in the amount of $10,000,000.

(10)(z) Lease of premises at 500 fifth Avenue, New York City, New York between TotalTel, Inc. and 1472 Broadway, Inc. dated November 8, 1996. Incorporated by reference to Form SE for the year ended January 31, l997.

(10)(AA) Lease of premises at 40 Rector Street, New York City, New York between Total-Tel USA Communications, Inc. and 40 Rector Street Company dated November 1, l996.
            Incorporated by reference to Form SE for the year ended January 31, l997.

(10)(AB)    1996 Stock Option Plan, Incorporated by reference to
            Registrant's Proxy Statement relating to its 1996 Annual Stockholder Meeting.

(21)        Subsidiaries of Registrant. Incorporated by reference to
            Exhibit 22 to Registrant's Annual Report on Form 10-K for the year ended January 31, 1996.

(27)        Financial Data Schedule.


THIRD MODIFICATION OF LEASE


THIS THIRD MODIFICATION OF LEASE, sometimes hereinafter "this Lease" dated this --th day of January, 1997, by and between THETA HOLDING COMPANY, L.P., having an office at 150 Clove Road, Little Falls, New Jersey, (hereinafter referred to as "Landlord"); and TOTAL-TEL USA, INC., a corporation of the State of New Jersey, having an office at 150 Clove Road, Little Falls, New Jersey (hereinafter referred to as "Tenant").


WHEREAS, Landlord is the owner of a building commonly known as Overlook at Great Notch (hereinafter referred to as the "Building"), located at 150 Clove Road, Little Falls, County of Passaic, State of New Jersey, which land is also improved with landscaping, parking facilities and other improvements, all of which, together with the Building and underlying land, shall be known as and referred to collectively herein as the "Project"; and

WHEREAS, Landlord has leased to Tenant 15,011 rentable square feet on the Eighth Floor, by lease dated February 22, 1994, 2,673 rentable square feet on the Eighth Floor by Spreader and Modification of Lease dated May 18, 1994 and 6,658 rentable square feet on the Eighth Floor by Second Modification of Lease dated February 9, 1995 (together referred to as the "Original Premises"), and which aforementioned Lease and modifications are hereinafter collectively referred to as "the Lease", and

WHEREAS, Landlord and Tenant wish to spread said lease over an additional 16,640 rentable square footage on the Second Floor of the Building, making a total of 40,982 rentable square feet on both the Second and Eighth Floors, and to modify certain other provisions of the Lease in connection with the taking of said additional 16,640 rentable square feet.

NOW THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, and other good and valuable consideration, the receipt of which is hereby acknowledged, Landlord and Tenant hereby agree to amend and modify said Lease as follows:


1.(A) Landlord hereby leases to Tenant and Tenant hereby leases from Landlord approximately 16,640 rentable square feet on the Second Floor, hereinafter referred to as "Additional Space", as shown on Exhibit "A", making a total of approximately 40,982 rentable square feet, constituting a portion of the Second Floor and the entire Eighth Floor and hereinafter in total sometimes referred to as the "Enlarged Premises".

(B) As referenced in the Second Modification of Lease, in order to properly reflect the loss factor of the Building, from and after August 15, 2000, the Premises shall be increased by the addition thereto of 139 square feet of space, it being understood that no actual physical area shall be added to the Premises. From and after said date, the Enlarged Premises for all purposes of this Lease shall be calculated as 41,121 rentable square feet.

2.(A) The commencement date for the Additional Space shall be the date of substantial completion of Landlord's Work to be completed by Landlord for the Additional Space, which is estimated to be June 1, 1997, hereinafter referred to as the "Additional Space Date". However, the Additional Space Date shall not be postponed beyond July 1, 1997, regardless of whether the Additional Space is ready for Tenant's occupancy, if (i) the delay in the availability of the Additional Space for possession shall be due to special work, changes, alterations or additions required or made by the Tenant, (ii) the delay was caused in whole or in part by the delay of the Tenant in submitting any plans and/or specifications, supplying information, approving plans, specifications or estimates, or giving authorizations; or (iii) the delay was otherwise caused wholly or substantially by delay and/or default on the part of the Tenant. If the Additional Space Date occurs on any other day other than the first day of the calendar month, the basic annual rental will be pro-rated on a daily basis (i.e., annual rental [divided] 365 days). As of the Additional Space Date, the Additional Space shall be deemed to be a part of the premises demised under the Lease. The Additional Space shall expire co-terminously with Tenant's Original Premises on August 14, 2002.

(B) The construction of the tenant improvements in the Additional Space shall be completed by Landlord at Landlord's cost and expense in conformance with specifications attached hereto as Exhibit B. Tenant understands and agrees that any changes or deviations to the attached plans and specifications requested by Tenant, shall be completed at Tenant's sole cost and expense, which payments shall be made in full prior to the Additional Space Date.

3.(A) Effective as of the Additional Space Date, Tenant shall pay, in addition to the Basic Rent for the Original Premises, Basic Rent for the Additional Space equal to $21.50 per rentable square foot through February 14, 1998, $22.00 per rentable square foot from February 15, 1998 through August 14, 2000 and $23.00 per rentable square foot from August 15, 2000 through August 14, 2002 as follows:


Date                Monthly Rent     Annual Rent   Rent Per Sq.Ft.
====                ============     ===========   ===============
through 2/14/98      $29,813.33      $357,760.00      $21.50
2/15/98 - 8/14/00    $30,506.67      $366,080.00      $22.00
8/15/00 - 8/14/02    $31,893.33      $382,720.00      $23.00



(B) There is presently an electric meter in operation for the calculation of Tenant's electric usage in the Original Premises.
Likewise, the Additional Space shall also have a separate meter installed by Landlord for the purpose of determining Tenant's actual electric use.


4.(A) From and after the Additional Space Date, the "Percentage Share" provided for in Basic Lease Provision 3 of said Lease shall be 4.0% for the Additional Space only.

(B) The Base Year for Project Operating Expenses and Project Property Taxes for the Additional Space shall be 1997. The Base Year for the Original Premises shall remain unchanged.


5.From and after the Additional Space Date, the "Security Deposit" provided for in Basic Lease Provision 10 of said lease shall be increased by $89,440.00 to $215,714.12, which increase shall be paid by Tenant in full prior to the Additional Space Date. For the convenience of Tenant, the increase in security deposit may be paid by Tenant in the form of a revolving letter of credit, which shall be in force for the duration of Tenant's Lease. Landlord shall have the power to draw against the letter for any amount that may be due as a result of Tenant's default under any of the terms of this Lease. In the event of a sale or leasing of the Building, Landlord shall have the right to transfer the letter of credit to the grantee or lessee. It is agreed that the provisions hereof shall apply to every such transfer or assignment made of the letter of credit.

6.From and after the Additional Space Date, the number of unreserved parking spaces provided for in Basic Lease Provision 11 of said lease shall be increased to 135 total spaces, of which fourteen (14) shall be reserved spaces.

7.Tenant represents and warrants that it has not directly or indirectly dealt with any real estate broker other than Harper Lawrence, Inc. 600 Madison Avenue, New York, New York 10022, in connection with this transaction. Landlord will pay Harper Lawrence, Inc. Tenant agrees to indemnify, defend and hold Landlord harmless from and against any and all liabilities, claims, suits, demands, judgements, costs, interest and expenses (including, but not limited to, reasonable counsel fees incurred in the defense of any action or proceeding) to which Landlord may be subject or suffer by reason of Tenant's having had dealings with respect to the Project or this Lease with any real estate agents or brokers. This Article shall survive the expiration or earlier termination of this Lease.

8.Renewal Option:The renewal option for the Additional Space shall be as follows:

(A) Renewal Terms. Provided Tenant is not in default under this Lease, Tenant shall have the option to renew space per the Third Modification of the Lease for the Additional Space for two (2) Renewal Terms of five
(5) years each, commencing at the expiration of the initial Lease term, or the First Renewal Term, as the case may be, upon the same terms and conditions as in this Lease, except as hereinafter set forth.

(B) Notice to Landlord. The right of Tenant to renew and extend this Third Modification of Lease is expressly conditioned upon Tenant's delivering to Landlord, in writing, by certified mail, return receipt requested, not later than nine (9) months prior to the expiration of the initial Lease term or the First Renewal Term, as the case may be (such time period being hereby made of the essence), a notice of exercise of the Renewal Term.

(C) Basic Rent.

(i) The Basic Rent for the Renewal Term shall be the greater of Fair Rental Value (as hereinafter defined) of the Additional Space or $23.00 per square foot times the rentable square feet in the Additional Space which Fair Rental Value shall be determined not later than nine (9) months prior to the commencement of the Renewal Term.

(D) Fair Rental Value. Fair Rental Value shall mean the fair rental value for similar space in a comparable Project in the Northern New Jersey area. In the event that, based upon the application of the above criteria, there is an increase in the Fair Rental Value and thus an increase in the Basic Rent hereunder for any renewal period over the Basic Rent paid in the next preceding term of Lease or prior renewal period, then, in that event, there shall be an adjustment of the Base Year for Project Property Tax and Project Operating Expense which shall thereafter be the calendar year next preceding the initial year of the applicable Renewal Period.

(E) Appraisal.Landlord shall notify Tenant of the Fair Rental Value as established by Landlord. Should Tenant dispute Landlord's determination, then Tenant shall be free, at Tenant's sole cost and expense, to employ the services of an appraiser familiar with office buildings comparable to the Project located within the Northern New Jersey area, which appraiser shall be an MAI and who shall render an opinion as to the Fair Rental Value of the Additional Space. If Landlord and Tenant's appraiser cannot agree on the Fair Rental Value, and in the event Landlord and Tenant cannot agree on an independent appraiser who shall be acceptable to them both, either party may request the American Arbitration Association in Passaic County, New Jersey, to appoint an independent appraiser who shall be an MAI and who shall be familiar with projects in the area of the Project. The average of the Fair Rental Value in the opinion of the two appraisers and Landlord shall be the Fair Rental Value. If Fair Rental Value is less than the applicable square foot rent in Section (C) above and Tenant is unwilling to pay said Basic Rent, Tenant shall have the right to rescind the exercise of its Renewal Term by notice given no later than six (6) months prior to the expiration of the then current term. Failure to give a rescission notice within said period shall constitute an acceptance of the Basic Rental established above. In any event, Landlord and Tenant shall share equally the cost of the independent appraiser.

9. Tenant acknowledges that the Building design specifications provide for a maximum of one occupant per each 200 square feet.

10. As of the Additional Space Date, Paragraph 44 of the lease shall be expanded to include the following provision:

Paragraph 44: Tenant's Right of First Offer. Upon condition that Tenant is not in default in the payment of any Rent or other charge payable by Tenant under this Lease and not in default in the performance of any covenant or obligation to be performed by Tenant under this Lease, Landlord agrees that Landlord will not enter into a lease of contiguous second (2nd) floor space in the Building during the initial term of this Lease with any new tenant unless Landlord shall first notify the Tenant in writing of the availability of said space and afford Tenant the opportunity to lease said space as hereinafter set forth. Landlord agrees that Tenant shall thereupon have the one-time right to lease the space indicated in the notice delivered from Landlord to Tenant at a base rent per square foot to be determined by the greater of Fair Rental Value (as defined in Article 8) or the base rent being paid by Tenant pursuant to this Lease at the time of the election of this right to lease such additional space. Said right must be exercised by Tenant within fifteen (15) calendar days after Tenant's receipt of written notice of said offer by Tenant's giving written notice to Landlord of the exercise of said right. If Tenant shall fail to exercise its right hereunder in the manner set forth herein and Landlord shall thereafter lease the space to any tenant, then Tenant shall execute in recordable form a release of its right of first offer herein granted as to that space. This right of first offer (i) is not assignable and shall be deemed personal to Total-Tel USA, Inc.; (ii) will not apply to any space to be leased by Landlord to a tenant therein leasing other space in the Building; and (iii) is subject to any prior rights which have been granted to other tenants in the building.

11. Signage. If the Landlord intends to enter into an arrangement to lease building exterior signage rights to (i) an outside entity which does not lease or occupy space in the building or (ii) an entity leasing other space in the Building equal to, or smaller in size than the Enlarged Premises of the Tenant, then the Landlord shall first contact Tenant and under the same terms and conditions and Tenant shall have the first right to exercise the same signage arrangements for consideration equal to that which would have been paid by an outside entity or entity leasing space in the Building. If the offered signage rights are to be incorporated into the entity's lease for space within the Building, then the consideration for the signage rights will be calculated as the excess of rental to be paid during the term of the lease over Fair Rental Value. If Tenant chooses not to pursue the signage availability at that time, then Landlord shall be free to lease signage rights to the other entity without any future obligation to Tenant. This right shall be personal to Tenant, shall not be assignable or transferrable and is subject to any prior rights which have been granted to other tenants in the building.

12. Tenant hereby renews its obligations to Landlord for the full, prompt and timely payment of all Basic Annual Rent, Additional Rent and all other sums of money required to be paid by Tenant during the term of said Lease, as herein modified, and for the full, prompt and timely performance, compliance and observance of all terms contained in the Lease, as herein modified. Landlord acknowledges that all the benefits and conditions applicable to the Original Premises under said lease, hereby apply to the Additional Space pursuant hereto originally as if same were part of the Lease.

13. The provisions hereto shall inure to the benefit of and be binding upon the respective successors and assigns of each of the parties hereto.

14. Except as herein modified and to the extent as herein modified the provisions of said lease shall remain in full force and effect.



IN WITNESS WHEREOF, Landlord and Tenant have caused these presents to be signed by their respective duly authorized officer, the day and year first above written.


                             LANDLORD:

ATTEST:                      THETA HOLDING COMPANY, L.P. by
                             M & E Packaging Corp, its General Partner

                          By:-----------------------------------------
                             Alfred S. Teo, President


                             TENANT:

ATTEST:                      TOTAL-TEL USA, INC.
                             /S/ Warren H. Feldman, President
                          By:-----------------------------------------
                             Warren H. Feldman, President


EXHIBIT A

MAIN TOWER
Second Floor

[GRAPHIC OMITTED]


EXHIBIT "B"

LANDLORD'S WORK


Tenant shall submit a complete set of Tenant approved working plans and specifications, sealed by the Landlord's licensed New Jersey architect, for the permanent leasehold improvements in the Additional Space. These working plans and specifications may include upgrades to Project Standards as outlined below, but must at minimum meet Project Standards and all State and Local codes and requirements. All plans shall be subject to Landlord's review and approval, which shall not be unreasonably withheld or delayed. Landlord agrees that it will obtain all permits and inspections required for occupancy, excluding any special permits or approvals related to Tenant's equipment or business operations, and perform the construction work in accordance with the Tenant and Landlord approved plans prior to the Additional Space Date (collectively referred to as "Landlord's Work"). The cost of Landlord's Work, including the cost of working plans and specifications and filing fees, shall not be subject to Landlord's customary supervisory and overhead fee and shall be paid by the Landlord up to $366,080 ($22.00 per rentable square feet). If the cost of Landlord's Work exceeds $366,080, then Tenant shall reimburse Landlord for the excess within 10 days of receiving a statement from Landlord. Landlord will perform all work in a good and workmanlike condition.

As soon as practical, Landlord shall provide Tenant with a written breakdown of the estimated cost of Landlord's Work for final approval. Tenant may review the estimate and make revisions to the working plans and specifications within seven (7) business days. Such revised working plans and specifications shall be subject to the same terms and approvals as above.


PROJECT STANDARDS

Partitions

Between the Premises and corridor(s) and/or between the Premises and adjacent space, 5/8" fire code gypsum board, taped and spackled, on each side of 3-5/8" metal studs, 16" on center. Demising partitions to have 3-1/2" (full thick) sound deadening insulation installed within from floor to underside of floor above.

In the Premises, 5/8" gypsum board on each side of 3-5/8" metal stud, 24" on center, taped and spackled, 9' high.

Partitions terminating in the Project exterior wall shall meet either a mullion or a column without interfering with access to the peripheral enclosure.

Doors and Bucks

All bucks to be 16 gauge hollow metal, KD, with 2" trim.

Doors within Tenant space to be 3'0" x 6'8" x 1-3/4" solid core wood, stain grade.

Tenant's main entrance to be double 3'0" x full height 1/2" tempered glass doors with continuous brass top and bottom rails, polished brass pulls, flush top and bottom pivots. Herculite or equal.

Secondary egress doors, if required, on public corridors to be full height oak veneer, with surface mounted closer, and 2 pair ball bearing hinges.

Glazing

Glazing in interior windows and doors shall be as required by Local, State and Federal regulations.

Rough and Finished Hardware

All interior doors to receive Schlage or equal "D" series passage hardware sets with lever handles, brushed chrome finish.

All secondary egress doors to receive Schlage or equal "D" series locksets with lever handles and closer. Locksets to be keyed to building master.

All interior wood doors to receive 1-1/2" pr. standard hinges, Stanley FB series or equal.

All doors to be located, oriented and equipped with hardware in accordance with local codes.

Acoustical Ceilings

Lay-in acoustic tile ceilings shall be 24" x 48" "Second Look" tile, Armstrong #2767 or equal in 15/16" standard grid (USG Corp.), white finish.

Flooring

Standard carpeting shall be installed, direct glue down, Queen (or equal) "Commitment" 26 oz. nylon loop or Queen (or equal) "Baytowne" 30 oz. nylon cut pile.

Base to be 4" vinyl, cove/straight at all carpeted areas, coved at all V.C.T. areas.

V.C.T. to be Armstrong (or equal) in all non-carpet areas.

All carpet or V.C.T. tiles will be selected from Landlord's samples, which will include a representative range of commercially available products.


Painting

Interior wall surfaces of gypsum board shall receive one (1) prime coat and two (2) finish coats of flat alkyd paint, colors to be selected by Tenant from Benjamin Moore standard colors.

Metal doors, door bucks and other metal surfaces not having baked enamel finish shall receive two (2) coats of enamel paint over one (1) coat of primer, colors to be selected by Tenant from Benjamin Moore standard colors.

All stain grade doors to receive one (1) coat of stain, two (2) coats of satin finish, color to be selected by Tenant from Minwax standard colors

Millwork

All coat closets shall be furnished with vinyl coated wire wardrobe shelving units, continuous for length of closet, as manufactured by Closetmaid or equal.

All storage closets shall be furnished with five (5) adjustable melamine shelves on metal standards with clips.

Tenant Signage

All public corridor tenant signage shall conform to the following specification: Pin mounted, stainless steel or Polished Aluminum (first floor shall be brass), minimum 14 gauge, mirror finish, 3/8" deep, individual letters not to exceed 4" in height, logo not to exceed 10" in height. Overall identification not to exceed 40" in width x 15" in height and not to be higher than 80" or lower than 65" from corridor floor. Signage not to end closer than two inches from any corner or door jam. No signage shall be placed directly on doors or windows.

HVAC Specifications

The HVAC system shall be a Carrier variable air volume system using 2' x
2' lay-in style diffusers.   The electric "VAV" boxes will contain all
necessary controls including wall mounted thermostat.

The "VAV" boxes are connected to supply duct systems which are supplied with conditioned air from a dual controlled chilled water system, with cooling coils, chillers, filters, mixing dampers and relief dampers, cooling towers and pumps.

All Demising Partitions shall have the appropriate size Fire Dampers installed.

All heating will be provided from existing perimeter electric baseboard radiation.

The control system for the heating will be by means of an electronic "SCR" controller and solar compensation system.

The system will be under time clock control to operate during Business Hours on Business Days (as those terms are defined in the Lease).

Zoning on tenant areas will be based on 600 to 1,200 square feet per zone, depending upon usage and orientation.

Lighting load on HVAC system will be based on 2.5 to 3 watts per square foot.

Watts per square foot of lighting load and miscellaneous equipment load combined shall not exceed 6 watts per square foot as per original base building design.

Base Building Standards being 1.0 CFM per square foot of building supply air.

Base building design for outside air supply is at 7.5 CFM per person.

Upon project completion, HVAC system shall be balanced as required to adjust air volumes in accordance with new areas. A certified balancing report must be submitted and building engineer approved.

If Tenant's equipment (i.e., computers, etc.) requires air-conditioning above and beyond Project standard as outlined, said additional air-conditioning (including cost of operation as stipulated in the Lease) shall be paid for by Tenant as an extra cost. Any special exhaust requirements will also be an extra cost to be paid by Tenant.

Electrical Specifications

Lighting

Office areas - provide one 2'0" x 4'0" three-tube recessed parabolic fluorescent fixture with return air troffer for each 100 square feet. Fixtures to be as manufactured by Lithonia, catalog number 2PM3GC33218LS 277 1/3 GEB with T8-32W 41K lamps or approved equal, as selected by Landlord.

One (1) duplex receptacle will be provided for each 100 square feet of useable area and to meet all applicable codes. Duplex receptacles shall be wired on 20A circuits, maximum 6 per circuit.

Exit and emergency lighting to be provided as per codes and wired to base building 24-hour emergency circuit.

One light switch will be provided in each office. General area switches shall be single pole or three-way based on 30 fixtures per circuit.

The average electric load of the Premises shall not exceed six (6) watts per square foot for lighting and power.


Sprinkler

Coverage shall be estimated at 1 head per 100 sq. ft. or as per code, whichever is greater.

Heads shall be semi-recessed, polished chrome finish, Viking or equal.

All heads shall be located in tile centers.

Telephone Service

All telephone/data wiring and equipment shall be at the expense of Tenant and be arranged for by Tenant with Bell Atlantic or other qualified installer. Landlord will coordinate work with other trades as required.




(Original Document Name = 1157)


SECURITY AGREEMENT

This SECURITY AGREEMENT, is dated as of this ----- day of August, 1996 (this Agreement), made by TOTAL-TEL USA COMMUNICATIONS, INC., a --------
- corporation (Total-Tel Comm), TOTAL-TEL, INC., a -------------- corporation (Total-Tel), TOTAL-TEL USA, INC., a ------------- corporation (Total-Tel USA), TOTAL-TEL SOUTHEAST, INC., a -------------- corporation (Total-Tel Southeast), TOTAL-TEL CARRIER SERVICES, INC., a - ------------- corporation (Total-Tel Carrier) and TOTAL-TEL SERVICES, INC., a ------------- corporation (Total-Tel Services), in favor of SUMMIT BANK, a banking corporation organized under the laws of the State of New Jersey (the Bank). Total-Tel Comm, Total-Tel and Total-Tel USA are herein referred to as the Borrowers, Total-Tel Southeast, Total-Tel Carrier and Total-Tel Services are herein referred to as the Subsidiary Guarantors and each of the Borrowers and each of the Subsidiary Guarantors are herein referred to individually as a Grantor and collectively as the Grantors.

PRELIMINARY STATEMENT

A. The Bank has entered into that Equipment Facility and Revolving Credit Agreement of even date herewith (said Credit Agreement, as it may be hereafter amended or otherwise modified from time to time, being the Credit Agreement; capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement) with the Borrowers pursuant to which the Bank agreed to make available to the Borrowers an equipment finance facility in the principal amount of up to $6,000,000 and a revolving credit facility in the principal amount of up to $4,000,000. The obligations of the Borrowers thereunder as evidenced by the Notes referred to therein.

B. To support the obligations of the Borrowers under the Credit Agreement, the Subsidiary Guarantors have executed and delivered to the Bank that certain Subsidiary Guaranty and Suretyship Agreement of even date herewith in favor of the Bank (the Subsidiary Guaranty). To further support said obligations of the Borrowers, the Borrowers have executed and delivered to the Bank that certain Borrower Guaranty and Suretyship Agreement of even date herewith in favor of the Bank (the Borrower Guaranty).

C. It is a condition to the availability of the credit facilities under the Credit Agreement that the Grantors shall have granted to the Bank the security interests contemplated by this Agreement.

NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and in order to induce the Bank to make the credit facilities under the Credit Agreement available to the Borrowers, the Grantors hereby agree as follows:


SECTION 1. Grant of Security. Each Grantor hereby grants and assigns to the Bank a security interest in all of such Grantor's right, title and interest in and to the following assets (collectively, the Collateral):

(a) any and all equipment and machinery, in all forms, (including, but not limited to, (i) all digital switching equipment and computer equipment and software that is used or useful in such Grantor's long distance telephone service business, (ii) all sales, distribution, data processing and office equipment, furniture, and furnishings, and (iii) all tools, tooling, molds, templates, drawings, schematics and other design descriptions of the foregoing and manufacturer's manuals to the foregoing, and (iv) all shelving, warehouse racks, forklifts, conveyors and other fixtures), together with all parts and replacements thereof accessions and additions thereto and substitutions and exchanges therefor (any and all such equipment, machinery, fixtures, parts, accessions, additions, substitutions and replacements being the Equipment); and

(b) all of such Grantor's books and records, including, but not limited to, records indicating, summarizing, or evidencing, the Collateral, the Obligations, or such Grantor's property, business operations, or financial condition; computer runs, invoices, tapes, processing software, processing contracts (such as contracts for computer time and services) and any computer prepared information, tapes, or data of every kind and description, whether in the possession of such Grantor or in the possession of third parties; and

(c) any and all "Proceeds" of the foregoing (as such term is defined in the Uniform Commercial Code in effect from time to time in the State of New Jersey (hereinafter, the UCC)), whether cash or non-cash, together with any insurance indemnity, warranty or guaranty payable to such Grantor from time to time with respect to any of the Collateral, any and all payments (in any form whatsoever) made or due and payable to such Grantor from time to time in connection with any requisition, confiscation, condemnation, seizure or forfeiture of all or part of the Collateral by any governmental body, authority, bureau or agency or any other Person (whether or not acting under color of governmental authority), and any and all other amounts from time to time paid or payable under or in connection with any of the foregoing Collateral; and

(d) all property (together with the proceeds thereof) in which such Grantor at any time has any rights and which at any time has been delivered, transferred, pledged, mortgaged or assigned to, or deposited in or credited to an account with, the Bank or any third part(y)(ies) acting on its behalf at any time in the possession or under the control of the Bank, or any third part(y)(ies) acting in its behalf, whether expressly as collateral or for safekeeping or for any other or different purposes, including, but not limited to, any property which may be in transit by mail or carrier for any purpose, or covered or affected by any documents in the possession of the Bank, or in the possession of any such third part(y)(ies), and all property in which such Grantor at any time has rights and in which at any time a security interest has been transferred to the Bank;

in each case, whether now owned or hereafter acquired by such Grantor and howsoever its interest therein may arise or appear (whether by ownership, security interest, claim or otherwise).


SECTION 2. Security for Obligations. The Collateral secures the payment of any and all obligations and indebtedness of every kind and description of any Grantor or any other Obligor, now or hereafter existing, owed to the Bank (including, but not limited to, all such obligations and indebtedness arising under (i) this Agreement, the Credit Agreement, the Notes, the Letters of Credit, the Subsidiary Guaranty, the Borrower Guaranty, (ii) any of the other Credit Documents executed in connection therewith, and (iii) any amendments, modifications, extensions, supplements or renewals of any of the foregoing), whether primary or secondary, direct or indirect, absolute or contingent, sole, joint or several, contractual or tortious, due or to become due, secured or unsecured, arising by operation of law or otherwise, whether incurred by a Grantor or any other Obligor as principal, surety, endorser, guarantor, accommodation party, or otherwise, including, but not limited to, all late fees, collections fees and expenses, and attorneys' fees and costs and/or allocated fees and costs of the Bank's in-house counsel, in each case incurred in connection therewith (all such obligations and indebtedness of any Grantor and/or any other Obligor described in this Section 2 being collectively hereinafter referred to as the Obligations).


SECTION 3. Delivery with Respect to Certain Collateral. If a Grantor shall receive, by virtue of its being or having been an owner of any Collateral, any (i) certificate, promissory note or other instrument or
(ii) option or right, whether as an addition to, or in substitution or exchange for, any Collateral, or otherwise, such Grantor shall receive such items in trust for the benefit of the Bank, shall segregate them from such Grantor's other assets and shall, to the extent evidenced by a writing, deliver said writing forthwith to the Bank in the exact form received, with any necessary assignments, endorsements or consents to the transfer of said interests to the Bank, to be held by the Bank as Collateral and as further security for the Obligations.

SECTION 4. As to Equipment. (a) No Grantor will do anything to impair the rights of the Bank in the Equipment. Each Grantor shall keep the Equipment in which it is granting a security interest thereunder at the places specified in Section 8(c) or, upon 30 days' prior written notice to the Bank, at such other places in jurisdictions where all action required by Section 9 shall have been taken with respect to such Equipment.

(b) The Bank shall have the right to adjust any material claim under insurance on the Equipment. Subject to Section 10(c) hereof, the Bank may apply any proceeds of insurance received by it toward the payment of any of the Obligations, whether or not the same shall then be due.

(c) Each Grantor shall retain all liability and responsibility in connection with the Equipment in which it is granting or security interest hereunder; and its liability under the Credit Documents shall in no way be affected or diminished by reason of the fact that any such Equipment may be lost, destroyed, stolen, damaged or for any reason whatsoever be unavailable to it.

(d) Upon the request of the Bank, each Grantor to which such request has been made will, at its own expense, shall, execute, endorse, acknowledge, file and/or deliver to the Bank from time to time such lists, descriptions and designations of its Equipment, warehouse receipts, bills of lading, documents of title, vouchers, such invoices, schedules, confirmations, assignments, conveyances, financing statements, transfer endorsements, powers of attorney, certificates, reports and other assurances or instruments and take such further steps relating to such Equipment and other property or rights covered by the security interest hereby granted, which the Bank deems reasonably appropriate or advisable to perfect, preserve or protect its security interest therein. The Bank may at any time notify any bailee of any Equipment of its security interests therein.

(e) Each Grantor shall cause the Equipment in which it is granting a security interest hereunder to be maintained and preserved in the same condition, repair and working order as when new, ordinary wear and tear excepted, and in accordance with any manufacturer's manual, and shall forthwith, or in the case of any loss or damage to any of such Equipment as promptly as practicable after the occurrence thereof, make or cause to be made all repairs, replacements and other improvements in connection therewith which are necessary or desirable to such end. Each relevant Grantor shall promptly furnish to the Bank a statement respecting any loss or damage to any of such Equipment.

(f) Each Grantor shall pay promptly when due all property and other taxes, assessments and governmental charges or levies imposed upon payer, and all claims (including claims for labor, materials and supplies) against, the Equipment in which it is granting a security interest hereunder, except to the extent contested in good faith by appropriate proceedings and for which adequate reserves have been maintained.

(g) No Grantor shall permit any of the Equipment in which it is granting a security interest hereunder to become fixtures to real estate or accessions to other personal property unless the Bank has a first priority security interest in such real estate or personal property.

SECTION 5. Filing and Recording Costs. The Grantors shall pay the filing and recording costs of any documents or instruments necessary to perfect, extend, modify, or terminate the security interests created hereunder, as demanded by the Bank.

SECTION 6. Default. The Grantors shall be in default hereunder if there occurs an Event of Default under any of the Credit Documents. In the event of any such default, the Bank shall have all of the rights and remedies set forth in the Credit Agreement, the other Credit Documents, hereunder and as available at law or equity.

SECTION 7. Borrower Remains Liable. Anything herein to the contrary notwithstanding, (a) each Grantor shall remain liable under the contracts and agreements included in the Collateral to the extent set forth therein to perform all of its duties and obligations thereunder to the same extent as if this Agreement had not been executed, (b) the exercise by the Bank of any of the rights hereunder shall not release any Grantor from any of its duties or obligations under the contracts and agreements included in the Collateral, and (c) the Bank shall not have any obligation or liability under the contracts and agreements included in the Collateral by reason of this Agreement, nor shall the Bank be obligated to perform any of the obligations or duties of the relevant Grantor thereunder or to take any action to collect or enforce any claim for payment assigned hereunder.

SECTION 8. Representations and Warranties. Each Grantor represents and warrants that:

(a) such Grantor has exclusive possession and control of the Equipment in which it is granting a security interest hereunder;

(b) such Grantor owns the Collateral in which it is granting a security interest hereunder free and clear of any lien, security interest, charge or encumbrance;

(c) set forth on Schedule I is: (i) the address of the chief executive office (as such term is used in the UCC) of such Grantor; (ii) all locations where the Equipment in which it is granting a security interest hereunder is kept, used or maintained; and (iii) the record owners of all such locations;

(d) all necessary consents required to permit the security interest, encumbrance and assignments granted herein have been obtained;

(e) to the extent that ownership or possession of any of the Equipment is evidenced by a certificate of title or similar instrument, such certificates and instruments have been delivered to the Bank with all necessary or advisable endorsements; and

(f) upon the proper and timely filing of UCC financing statements in the filing offices set forth on Schedule I, the Bank will have a duly perfected, legal, valid and enforceable first priority security interest in and to the Collateral against all third parties, and all action required to fully perfect the Bank's security interest in and to the Collateral will have been taken and completed.

SECTION 9. Further Assurances. (a) Each Grantor agrees that from time to time, at the expense of such Grantor, it will promptly execute and deliver all further instruments and documents, and take all further action, that may be necessary or that the Bank may reasonably request, in order to perfect and protect any security interest granted or purported to be granted hereby or to enable the Bank to exercise and enforce its rights and remedies hereunder with respect to any Collateral. Without limiting the generality of the foregoing, each Grantor will execute and file such financing or continuation statements, or amendments thereto, and such other instruments or notices as may be necessary and as the Bank may reasonably request, in order to perfect and preserve the security interests granted or purported to be granted hereby.

(b) Each Grantor hereby irrevocably authorizes the Bank to file financing statements (and amendments thereto and continuations thereof) relative to all or any part of the Collateral without the signature of such Grantor. The Bank agrees to provide the relevant Grantor with copies of the same. A photocopy or other reproduction of this Agreement or any financing statement covering the Collateral or any part thereof shall be sufficient as a financing statement where permitted by law. The Bank shall have no obligation to file any such financing statements.

(c) The Grantors will furnish to the Bank, from time to time, statements and schedules further identifying and describing the Collateral and such other reports in connection with the Collateral as the Bank may in its sole discretion reasonably request, all in reasonable detail.

SECTION 10. Covenants as to the Collateral Generally. Each Grantor shall:

(a) at its own cost and expense, consistent with current practices of such Grantor, keep and maintain satisfactory and complete records with respect to its Equipment and make available to the Bank such books and records at any and all reasonable times upon reasonable demand by the Bank;

(b) at its own cost and expense, defend the Bank's right, title and security interest in and to the Collateral against the claims of any person or entity;

(c) at its own cost and expense, maintain insurance with respect to the Collateral in such amounts, against such risks, in such form and with such insurers, as shall be satisfactory to the Bank from time to time. Each policy for liability insurance shall provide for all losses to be paid on behalf of the Bank and the relevant Grantor as their respective interests may appear and each policy for property damage insurance shall provide for all losses to be paid directly to the Bank. Notwithstanding anything to contrary set forth herein, with respect to any loss of Collateral in an amount less than or equal to $---------- in the aggregate and provided there is then no continuing Event of Default, the Bank shall permit the application of any insurance proceeds to the restoration, replacement or repair of the affected Collateral, and the relevant Grantor shall be obligated to so replace or repair the same. Each such policy shall in addition (i) name the Bank as loss payee and additional insured thereunder as its interests may appear, (ii) contain the agreement by the insurer that any loss thereunder shall be payable to the Bank notwithstanding any action, inaction or breach of representation or warranty by the relevant Grantor, (iii) provide that there shall be no recourse against the Bank for payment of premiums or other amounts with respect thereto, and (iv) provide that at least 30 days' prior written notice of cancellation or of lapse shall be given to the Bank by the insurer. The relevant Grantor shall, if so requested by the Bank, deliver to the Bank original or duplicate policies of such insurance and, as often as the Bank may reasonably request a report of a reputable insurance broker with respect to such insurance. Further, the relevant Grantor shall, at the request of the Bank, duly execute and deliver such insurance policies to comply with the requirements of this
Section 10;

(d) not create or suffer to exist any Lien, security interest or other charge or encumbrance upon or with respect to any Collateral;

(e) not take or fail to take any action which should reasonably be taken in order that the value or enforceability of any Collateral not be impaired;

(f) not move the Equipment in which such Grantor has granted a security interest hereunder, cause such Equipment to be annexed or permanently affixed to any real property; or otherwise take any actions as to the Collateral which will, under applicable law, cause the security interests of the Bank therein to become unperfected or cause the priority of such security interests to be adversely affected in any manner; and

(g) not sell, assign, lease, or otherwise dispose (whether voluntary or involuntarily) of any of the Collateral, or relinquish exclusive possession or control of any Equipment in which such Grantor has granted a security interest hereunder.

SECTION 11. Bank Appointed Attorney-in-Fact. The Bank is hereby irrevocably appointed the attorney-in-fact for each Grantor, with full authority in the place and stead of and in the name of such Grantor, the Bank or otherwise, to take any action and to execute any instrument which the Bank may deem necessary or advisable to accomplish the purposes of this Agreement, including:

(a) to file any claims or take any action or institute any proceedings which the Bank may deem necessary or desirable for the collection of any of the Collateral or otherwise to enforce the rights of the Bank with respect to any of the Collateral;

(b) to execute on behalf of any Grantor any and all documents, including, without limitation, the Agreements, as may be necessary for the collection of any Collateral or to establish the Accounts; and

(c) to execute financing statements on behalf of any Grantor.

The power of attorney granted hereby shall be a present grant of an irrevocable power of attorney, coupled with an interest; provided, however, the Bank agrees not to exercise the same (other than in Section 11(c), above, which right the Bank may exercise at any time) until the occurrence of an Event of Default. The foregoing grant of power of attorney shall not in any manner create, or be deemed to create, any fiduciary relationship or other relationship of trust between the Bank and any Grantor, it being understood and agreed that the relationship of the Bank and each Grantor is that of creditor and debtor.

SECTION 12. Bank May Perform. Except as otherwise provided herein, if any Grantor fails to perform any agreement contained herein, the Bank may itself perform, or cause performance of, such agreement, and the reasonable expenses of the Bank incurred in connection therewith shall be payable by the Grantors under Section 15(b) hereof.

SECTION 13. The Bank's Duties. The powers conferred on the Bank hereunder are solely to protect its interest in the Collateral and shall not impose any duty upon it to exercise any such powers. Except for the safe custody of any Collateral in its possession, and the accounting for moneys actually received by, it the Bank shall have no duty as to any Collateral or as to the taking of any necessary steps to preserve rights against prior parties or any other rights pertaining to any Collateral.

SECTION 14. Remedies. If any Event of Default under the Credit Agreement or any other Credit Document shall have occurred and be continuing:

(a) The Bank may exercise in respect of the Collateral, in addition to other rights and remedies provided for herein or otherwise available under law to it, all the rights and remedies of a secured party under the UCC (whether or not the UCC applies to the affected Collateral), and also may (i) require any relevant Grantor to, and each such Grantor hereby agrees that it will at its expense and upon the request of the Bank forthwith, assemble all or part of the Collateral as directed by the Bank and make it available to the Bank at a place to be designated by the Bank which is reasonably convenient to both parties, and (ii) with such telephone or other notice, if any, as is required by law and practicable under the circumstances or as specified below, sell the Collateral or any part thereof in one or more parcels at public or private sale, at any of the Bank's offices or elsewhere, for cash, on credit or for future delivery, and at such price or prices and upon such other terms as are commercially reasonable. Each Grantor agrees that, to the extent notice of sale shall be required by law, at least 10 days' written notice to any relevant Grantor of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification. The Bank shall not be obligated to make any sale of Collateral, regardless of notice of sale having been given. The Bank may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned.

(b) All cash proceeds received by the Bank in respect of any sale of, collection from, or other realization upon all or any part of the Collateral may, in the discretion of the Bank, be held by the Bank as collateral for, and/or then or at any time thereafter applied (after payment of any amounts payable to the Bank pursuant to Section 15 hereof) by the Bank against, all or any part of the Obligations in such order as the Bank shall elect. Any surplus of such cash proceeds held by the Bank and remaining after payment in full of all the Obligations shall be paid over to the relevant Grantor or to whomsoever may be lawfully entitled to receive such surplus.

SECTION 15. Indemnity and Expenses. -)(a) Each Grantor agrees to indemnify the Bank from and against any and all claims, losses and liabilities growing out of or resulting from this Agreement or the Collateral (including, without limitation, enforcement of this Agreement), except claims, losses or liabilities resulting from the Bank's gross negligence or willful misconduct. The provisions of this
Section 15(a) shall survive the termination of this Agreement.

(b) Each Grantor will upon demand pay to the Bank the amount of any and all reasonable expenses, including the reasonable fees and disbursements of its counsel and of any experts and agents, which the Bank may incur in connection with (i) the preparation of this Agreement, (ii) the custody, preservation, use or operation of, or the sale of, collection from, or other realization upon, any of the Collateral, (iii) the exercise or enforcement of any of the rights of the Bank hereunder, or
(iv) the failure by a Grantor to perform or observe any of the provisions hereof.

SECTION 16. Amendments; Etc. -)No amendment or waiver of any provision of this Agreement nor consent to any departure by a Grantor therefrom shall in any event be effective unless the same shall be in writing and signed by the Bank and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

SECTION 17. Addresses for Notices. -)All notices and other communications provided for hereunder shall be in writing and mailed by registered or certified mail, return receipt requested, to the address specified in the Credit Agreement for the Bank and each Grantor or to such other address as shall be designated by any party in a written notice to the other parties complying as to delivery with the terms of the Credit Agreement. All such notices and communications shall be deemed delivered when delivered in accordance with the terms of the Credit Agreement.

SECTION 18. Continuing Security Interest; Transfer of Notes. This Agreement shall create a continuing security interest in the Collateral and shall (i) remain in full force and effect until payment in full of the Obligations, (ii) be binding upon each Grantor, its successors and assigns and (iii) inure to the benefit of the Bank and its successors and assigns. Without limiting the generality of the foregoing clause
(iii), subject to the restrictions on transfer of the Credit Agreement, the Bank may assign or otherwise transfer its interest in the Notes to any other Person and such other Person shall thereupon become vested with all the benefits in respect thereof granted to the Bank herein and otherwise. Upon the indefeasible and final payment in full of the Obligations, the security interest granted hereby shall terminate and all rights to the Collateral shall revert to the relevant Grantor. Upon any such termination, the Bank shall (at the Grantors' sole cost and expense) execute and deliver to the relevant Grantor such documents as such Grantor shall reasonably request to evidence such termination.

SECTION 19. Security Interest Absolute. The obligations of each Grantor under this Agreement are independent of the Obligations under any of the other Credit Documents, and a separate action or actions may be brought and prosecuted against each Grantor to enforce this Agreement, irrespective of whether any action is brought against any other Obligor or whether any Grantor or any other Obligor is joined in any such action or actions. All rights of the Bank hereunder, and all Obligations of each Grantor hereunder, shall be absolute and unconditional, irrespective of:

(a) any lack of validity or enforceability of any Credit Document or any other agreement or instrument relating thereto;

(b) any change in the time, manner or place of payment of, or in any other term of, or any release of all or any of the Obligations or any other amendment or waiver of or any consent to any departure from any Credit Document, including, without limitation, any increase in the Obligations resulting from the extension of additional credit to any Grantor, or otherwise;

(c) any taking, exchange, subordination, substitution, release or non-perfection of any collateral, or any taking, release or amendment or waiver of or consent to departure from any guaranty, for all or any of the Obligations;

(d) any manner of application of Collateral, or proceeds thereof, to all or any of the Obligations, or any manner of sale or other disposition of any Collateral for all or any of the Obligations or any other assets of any Grantor;

(e) any change, restructuring or termination of the corporate structure or existence of any Grantor, or any insolvency, bankruptcy, reorganization or other similar proceeding affecting any Grantor or its assets or any resulting release or discharge of any Obligation of any other Obligor under any Credit Document; or

(f) any other circumstance (including, but not limited to, any statute of limitations) that might otherwise constitute a defense available to, or a discharge of, the Obligations of any other Obligor.

Without limiting the generality of the foregoing, each Grantor hereby consents to, and hereby agrees, that the rights of the Bank hereunder, and the liability of each Grantor hereunder, shall not be affected by any and all releases for any purpose of any Collateral from the liens and security interests created by any other security agreement securing the Obligations. This Agreement shall continue to be effective or be reinstated, as the case may be, if at any time any payment of any of the Obligations is rescinded or must otherwise be returned by the Bank upon the insolvency, bankruptcy, reorganization or similar proceeding of any Grantor or otherwise, all as though such payment had not been made.

SECTION 20. Governing Law; Terms. -)This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey without regard to conflict of laws principles. Unless otherwise defined herein or in the Credit Agreement, terms used in Article 9 of the UCC are used herein as therein defined.

IN WITNESS WHEREOF, each Grantor has caused this Agreement to be duly executed and delivered by its duly authorized officer as of the date first above written.

WITNESS/ATTEST:                TOTAL-TEL USA COMMUNICATIONS, INC.


By:--------------------------- By:-----------------------------
   Name:                          Name:
   Title:                         Title:

                               Address:---------------------

                                       ---------------------

                               Telecopier:------------------


WITNESS/ATTEST:                TOTAL-TEL, INC.


By:--------------------------- By:-----------------------------
   Name:                          Name:
   Title:                         Title:

                               Address:---------------------

                                       ---------------------

                               Telecopier:------------------


WITNESS/ATTEST:                TOTAL-TEL USA, INC.


By:--------------------------- By:-----------------------------
   Name:                          Name:
   Title:                         Title:

                               Address:---------------------

                                       ---------------------

                               Telecopier:------------------


WITNESS OR ATTEST:             TOTAL-TEL SOUTHEAST, INC.


By:--------------------------- By:-----------------------------
   Name:                          Name:
   Title:                         Title:

                               Address:---------------------

                                       ---------------------

                               Telecopier:------------------


WITNESS OR ATTEST:             TOTAL-TEL CARRIER SERVICES, INC.


By:--------------------------- By:-----------------------------
   Name:                          Name:
   Title:                         Title:

                               Address:---------------------

                                       ---------------------

                               Telecopier:------------------


WITNESS OR ATTEST:             TOTAL-TEL SERVICES, INC.


By:--------------------------- By:-----------------------------
   Name:                          Name:
   Title:                         Title:

                               Address:---------------------

                                       ---------------------

                               Telecopier:------------------

ACCEPTED AND AGREED TO BY:

SUMMIT BANK


By:-----------------------------
   Name:
   Title:

   Address:---------------------

           ---------------------

   Telecopier:------------------

SCHEDULE I
TO
SECURITY AGREEMENT


Location of Chief Executive Office:

Total-Tel USA Communications, Inc.:





Total-Tel, Inc.:





Total-Tel USA, Inc.:





Total-Tel Southeast, Inc.:





Total-Tel Carrier Services, Inc.:





Total-Tel Services, Inc.:





Locations of Equipment

Total-Tel USA Communications, Inc.:






Total-Tel, Inc.:





Total-Tel USA, Inc.:





Total-Tel Southeast, Inc.:





Total-Tel Carrier Services, Inc.:





Total-Tel Services, Inc.:





Record Owners of Equipment Location:

Total-Tel USA Communications, Inc.:





Total-Tel, Inc.:





Total-Tel USA, Inc.:








Total-Tel Southeast, Inc.:





Total-Tel Carrier Services, Inc.:





Total-Tel Services, Inc.:





Filing Offices

(Original Document Name = 0301271.01)


EQUIPMENT FACILITY AND REVOLVING CREDIT AGREEMENT

This EQUIPMENT FACILITY AND REVOLVING CREDIT AGREEMENT (together with all exhibits hereto and any amendments and modifications hereto in effect from time to time, this "Agreement") is made as of this ----- day of August, 1996, by and between SUMMIT BANK (the "Bank") a banking corporation organized under the laws of the State of New Jersey, TOTAL-TEL USA COMMUNICATIONS, INC., a -------- corporation ("Total-Tel Comm"), TOTAL-TEL, INC., a -------- corporation and wholly owned subsidiary of Total-Tel Comm ("Total-Tel"), and TOTAL-TEL USA, INC., a ---------- corporation and wholly owned subsidiary of Total-Tel Comm ("Total-Tel USA", Total-Tel Comm, Total-Tel and Total-Tel USA each are hereafter referred to as a "Borrower" and collectively referred to as the "Borrowers"). All other capitalized terms used herein shall have the meanings assigned to such terms in Article II hereof.

BACKGROUND

WHEREAS, the Borrowers have requested that the Bank make available an equipment purchase facility in the principal amount of up to $6,000,000 for the purpose of financing the acquisition from time to time of certain specific digital switching equipment and related computer equipment to be used in the operation of the Borrowers' long distance telephone service business (the "Financed Equipment"); and

WHEREAS, the Borrowers have further requested that the Bank make available a committed revolving credit facility, pursuant to which the Borrowers may request advances from time to time in the principal amount of up to $4,000,000 outstanding at any time.

WHEREAS, the Bank is willing to make available to the Borrowers such equipment purchase facility and committed revolving credit facility upon the terms and conditions herein stated;

AGREEMENT

NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and intending to be legally bound hereby, the Bank and the Borrower agree as follows:

I. THE CREDIT ACCOMMODATIONS

1.01 Equipment Facility. Subject to the terms and conditions herein set forth, during the Equipment Facility Commitment Period, the Bank agrees to make available to the Borrowers, on a joint and several basis, an equipment finance facility (the "Equipment Facility"), under which the Bank shall make advances (each an "Equipment Loan" and collectively the "Equipment Loans") to the Borrowers from time to time to finance the acquisition of the Financed Equipment. Amounts borrowed under the Equipment Facility and repaid may not be reborrowed. The amounts outstanding under the Equipment Facility shall be evidenced by a single promissory note, substantially in the form of Exhibit A hereto (together with any attachments thereto and amendments or modifications thereof in effect from time to time, the "Equipment Facility Note"). During the Equipment Facility Commitment Period, the Equipment Loans shall be Prime Rate Loans. Upon the conversion of the Equipment Loans into a single term loan pursuant to Section 1.04 hereof, such Loan shall be either a Prime Rate Loan or a Fixed Rate Loan, as selected by the Borrowers in connection with said conversion.

1.02 Equipment Facility Maximum Principal Amount. The maximum aggregate principal amount of Equipment Loans outstanding at any time shall not exceed SIX MILLION 00/100 DOLLARS ($6,000,000.00), such amount being hereinafter referred to as the "Maximum Equipment Facility Principal Amount". If the aggregate principal amount of Equipment Loans outstanding at any time under the Equipment Facility exceeds the Maximum Equipment Facility Principal Amount, then the Borrowers shall immediately repay to the Bank the amount of such excess.

1.03 Borrowing Procedures Under Equipment Facility. If a Borrower desire to borrow under the Equipment Facility, the relevant Borrower shall give the Bank an irrevocable notice of the amount and date of such borrowing by no later than ---- Business Day[s] prior to the proposed borrowing. Such notice shall be in the form of the "Notice of Borrowing Under Equipment Facility" attached hereto as Exhibit B and shall be accompanied by (i) true and complete description of the Financed Equipment and the location (or proposed location) of such equipment and
(ii) a true and correct copy of the vendor's invoice or bill of sale, as the case may be, rendered in connection with the purchase of such equipment. Upon receipt of any such notice, the Bank may, in its sole discretion, request any documents or instruments (including, without limitation, additional financing statements and/or certificate or documents of title) that are necessary or advisable in order to assure the Bank's first priority security interest in the relevant Financed Equipment and in connection with such request, the Bank may refuse or postpone the funding of the relevant Equipment Loan until such time as the relevant Borrower has complied therewith. The Borrowers shall pay to the Bank on demand the costs to be incurred in connection with the filing or recordation of any such document or instrument so requested. The principal amount of any Equipment Loan requested hereunder shall not exceed eighty percent (80%) of the purchase price of the relevant Financed Equipment as stated on the invoice or bill of sale accompanying the relevant notice of borrowing, but in no event shall any Equipment Loan be in a principal amount of less than $-------------.

1.04 Conversion of Equipment Loan to a Term Loan. Subject to the terms and conditions hereof (including, without limitation, the conditions set forth in Section 6.02 hereof), by irrevocable written notice given to the Bank by the Borrowers no later than ------ Business Days prior to the proposed Conversion Date, the Borrowers may convert the entire (and not less than the entire) aggregate outstanding principal balance of the Equipment Loans to a single term loan (such Loans, as so converted, the "Term Loan"); provided, however, that in no event shall the Borrowers be permitted to so convert the Equipment Loans if at the time of such conversion the aggregate principal balance thereof if less than $3,000,000.00. The notice delivered pursuant to the foregoing sentence shall state (i) the effective date of such conversion, which in no event shall be beyonmd the Equipment Facility Expiration Date (the "Conversion Date") and (ii) whether the Term Loan shall be a Prime Rate Loan or Fixed Rate Loan. If conversion is permitted hereunder, then the Term Loan shall (i) remain a Prime Rate Loan or a Fixed Rate Loan, as selected by the Borrowers for the full term thereof and (ii) mature and be due and payable on the 5th anniversary of the Conversion Date (the "Term Loan Maturity Date").

1.05 Interest on Equipment Loans/Term Loan. Prior to the Conversion Date (if any), interest on the Equipment Loans shall accrue interest at the Prime Rate (with no margin) and be payable monthly, in arrears, on each Payment Date during which such Loans are outstanding, and upon payment in full of the aggregate outstanding balance thereof. If the Equipment Loans are converted to a Term Loan pursuant to Section 1.04 hereof and the Term Loan is then a Prime Rate Loan, then interest on such Loan shall continue to accrue at the Prime Rate (with no margin) and be payable monthly, in arrears, on each Payment Date during which such Loan is outstanding and upon payment in full of the outstanding balance thereof. If, however, the Term Loan is then a Fixed Rate Loan, interest shall accrue thereof at a per annum rate equal to the Fixed Rate plus 200 basis points (2.00%) and shall be payable in arrears on the dates on which principal shall be payable thereon pursuant to Section 1.06 hereof, and upon payment in full of the principal balance thereof.

1.06 Equipment Loans/Term Loan Principal Payment Terms. If the Equipment Loans are not converted to a Term Loan pursuant to Section 1.04 hereof, the aggregate outstanding balance thereof, together with any accrued and unpaid interest thereon, shall be due and payable on the Equipment Facility Expiration Date. If the Equipment Loans are converted to a Term Loan pursuant to Section 1.04 hereof, then the outstanding principal balance thereof shall be payable in consecutive monthly installments equal to .0166% of the aggregate principal balance outstanding as of the Conversion Date on each Payment Date. If, however, the Term Loan is then a Fixed Rate Loan then in lieu of the foregoing amortization the Borrowers may elect to repay the principal balance of the Term Loan pursuant to a level principal and interest amortization schedule that would fully amortize the Term Loan over a 5 year term. The Borrowers may elect the foregoing level amortization option by giving irrevocable written notice thereof to the Bank at least ---- Business Days prior to the Conversion Date. Upon such election, the Bank shall promptly (but in no event later than Business Days) prior to the Conversion Date) deliver to the Borrowers an amortization schedule of payments and payment dates reflecting such level principal and interest amortization and, absent manifest error in the determination thereof, principal and interest on the Term Loan shall be payable in accordance therewith. In any event, the final installment of principal on the Term Loan shall be due and payable on the Term Loan Maturity Date and shall be in an amount equal to the then remaining unpaid principal balance thereof, together with any income and unpaid interest thereon.

1.07 The Revolving Credit Facility. Subject to the terms and conditions hereof, the Bank agrees to make available to the Borrowers, on a joint and several basis, a revolving credit facility (the "Revolving Credit Facility") under which the Bank shall make advances to the Borrowers from time to time during the Revolving Credit Commitment Period in an aggregate principal amount outstanding at any one time of up to FOUR MILLION 00/100 DOLLARS ($4,000,000.00) (each a "Revolving Credit Loan" and collectively the "Revolving Credit Loans"). During the Revolving Credit Commitment Period, the Borrowers may borrow, repay and reborrow as provided herein. Revolving Credit Loans may be made as Prime Rate Loans or LIBOR Loans, as requested by the relevant Borrower pursuant to
Section 1.12 hereof. The Revolving Credit Loans shall be evidenced by a single promissory note, substantially in the form of Exhibit C hereto (together with any attachments thereto and/or amendments or modifications thereof in effect from time to time, the "Revolving Credit Note").

1.08 Revolving Credit Facility Maximum Principal Amount. The maximum aggregate principal amount of the Revolving Credit Loans outstanding at any time, when added to the Letter of Credit Outstandings at such time shall not exceed FOUR MILLION 00/100 DOLLARS ($4,000,000.00) such amount being hereinafter referred to as the "Maximum Revolving Credit Principal Amount". If the aggregate outstanding principal amount of the Revolving Credit Loans plus the Letters of Credit Outstandings at any time exceed the Maximum Revolving Credit Principal Amount, the Borrowers shall immediately repay to the Bank the amount of such excess.

1.09 Letter of Credit Sub-Facility. Within the limitations of the Revolving Credit Facility herein set forth, the Borrowers may from time to time request that the Bank issue irrevocable standby or commercial letters of credit for the account of the relevant Borrower and in support of any obligation deemed acceptable by the Bank in its sole discretion (any such letter of credit so issued, a "Letter of Credit" and collectively the "Letters of Credit"). Notwithstanding the foregoing
(i) no Letter of Credit shall be issued by the Bank in a Stated Amount which (x) when added to the Letters of Credit Outstandings at such time, would exceed $600,000.00 or (y) when added to the sum of the aggregate outstanding principal amount of the Revolving Credit Loans plus the Letter of Credit Outstandings, at such time, would exceed the Maximum Revolving Credit Principal Amount. Each Letter of Credit issued in accordance herewith shall have an expiration date occurring no later than ------- from the date of issuance and in any event no later than the Business Day next preceding then the Revolving Credit Expiration Date and shall be denominated in U.S. dollars. When a Borrower desires that a Letter of Credit be issued for its account, it shall give the Bank at least ------- Business Days' written notice (or such lesser number of days as may be agreed to by the Bank). Each such request shall be accompanied by a completed and executed "Letter of Credit Application/Agreement" (or an amendment to any then effective application) in the form furnished by the Bank to the Borrowers from time to time. The terms of each such application/agreement are incorporated herein to the extent not consistent herewith. In connection with the issuance of any Letters of Credit in accordance herewith, the Borrowers shall pay all letters of credit fees and other expenses that are customarily charged by the Bank in connection therewith.

1.10 Interest on Revolving Credit Loans. Interest on each Revolving Credit Loan that is a Prime Rate Loan shall accrue at the Prime Rate (with no margin) and shall be payable monthly, in arrears, on each Payment Date during which such Loan is outstanding, and upon payment in full of the outstanding balance of such Loan. Interest on each Revolving Credit Loan that is a LIBOR Loan shall accrue at LIBOR plus 225 basis points (2.25%) and shall be payable, in arrears, on each Payment Date during which such Loan is outstanding, and upon payment in full of the outstanding balance of such Loan.

1.11 Revolving Credit Principal Payment Terms. The aggregate outstanding principal balance of the Revolving Credit Loans, together with all accrued and unpaid interest thereon, shall be due and payable on the Revolving Expiration Date.

1.12 Borrowing Procedures Under the Revolving Credit Facility. If a Borrower desires to borrow under the Revolving Credit Facility, such Borrower shall give the Bank irrevocable written notice of the amount and date of such borrowing no later than 1 Business Day prior to the date of such proposed borrowing in the case of Prime Rate Loans and 3 Business Days prior to the date of such proposed borrowing in the case of LIBOR Loans. Such notice shall be in the form of a "Notice of Borrowing Under Revolving Credit" attached hereto as Exhibit D. Each borrowing under the Revolving Credit Facility shall be in an amount equal to $------ or any whole multiple thereof. No Borrower shall be permitted to request a Revolving Credit Loan in the form of a LIBOR Loan, if the making of such Loan would cause the aggregate number of LIBOR Loans outstanding under the Revolving Credit Facility for all Borrowers to exceed ---------- at such time.

1.13 Revolving Credit Interest Conversion and Continuance Options.

(a) Subject to the limitation of the last sentence of Section 1.12 hereof, during the Revolving Credit Commitment Period, the Borrowers may elect to convert any Revolving Credit Loan to a Loan maintained at the other rate of interest available for Revolving Credit Loans hereunder by giving the Bank irrevocable notice (which may be telephone notice promptly confirmed in writing) of such election at least 3 Business Days prior to the conversion to a LIBOR Loan and at least 1 Business Day prior to the conversion to a Prime Rate Loan. Said notice shall specify, in the case of a conversion to a LIBOR Loan, the desired Interest Period with respect thereto, which shall be either 1, 2 or 3 months in duration as selected by the relevant Borrower. Conversions of LIBOR Loans to Prime Rate Loans shall be made only on the last day of the Interest Period applicable thereto. Conversions of Prime Rate Loans to LIBOR Loans shall only be made on a Business Day.

(b) During the Revolving Credit Commitment Period, the Borrowers may elect to continue any Revolving Credit Loan that is a LIBOR Loan as such upon the expiration of the then current Interest Period with respect thereto by giving the Bank an irrevocable notice (which may be telephone notice promptly confirmed in writing) of such election at least 3 Business Days prior to the expiration of the then current Interest Period with respect thereto. Such notice shall also specify the desired Interest Period for the Loan so continued, which may be 1, 2 or 3 months in duration as selected by the relevant Borrower.

(c) If the Borrowers fail to notify the Bank of the conversion or continuance of any LIBOR Loan within the time specified in this Section 1.13, then any such Loan shall automatically convert to a Prime Rate Loan on the last day of the then expiring applicable Interest Period.


1.14 Computation. Interest and any fees or compensation based upon a per annum rate shall be calculated on the basis of a 360 day year for the actual number of days elapsed.

1.15 Payments Generally. All payments made hereunder shall be paid in accordance with the payment terms set forth in the Notes.

II. DEFINITIONS.

2.01 Defined Terms. The following terms used throughout this Agreement shall have the meanings assigned below:

Approved Subordinated Indebtedness. The term "Approved Subordinated Indebtedness" means any Indebtedness of a Borrower that (i) is subordinated to the Obligations on terms and conditions approved in writing by the Bank and (ii) does not constitute Guaranteed Indebtedness of such Borrower or any Borrower or Guarantor, or any Subsidiary or affiliate thereof.

Business Day. The term "Business Day" means any day other than a Saturday, Sunday, or a day on which commercial banks are authorized or obligated by law or executive order to be closed in the State of New Jersey.

Capitalized Lease. The term "Capitalized Lease" means any lease with respect to which the obligation to pay rent or other amounts constitutes Capitalized Lease Obligations.

Capitalized Lease Obligations. The term "Capitalized Lease Obligations" means obligations to pay rent or other amounts under a lease of (or other agreement conveying the right to use) real and/or personal property which obligations are required to be classified and accounted for as capital leases on a balance sheet in accordance with GAAP.

Closing Date. The term "Closing Date" means the date on which the conditions set forth in Section 5.01 hereof have been fulfilled to the satisfaction of the Bank.

Conversion Date. The term "Conversion Date" shall have the meaning assigned to such term in Section 1.04 hereof.

Credit Documents. The term "Credit Documents" means this Agreement, the Notes, the Security Agreement, the Guaranties, any Letters of Credits and any letter of credit agreement/application executed in connection with the issuance thereof, each of the other documents, referenced in the Closing Checklist attached hereto as Exhibit F, each of the "Credit Documents" referenced therein, and all other all credit accommodations, notes, loan agreements, guaranties, security agreements, mortgages, instruments, pledge agreements, assignments, acceptance agreements, commitments, facilities, letters of credit, reimbursement agreements and any other agreements and documents, between any Borrower and the Bank, in each case now or hereafter existing, creating, evidencing, guarantying, securing or relating to any or all of the Obligations, together with in each case all amendments, modifications, renewals, or extensions thereof.

Environmental Laws. The term "Environmental Laws" means all applicable laws, regulations and other requirements of Governmental Authorities relating to pollution or protection of the environment, including laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, or hazardous or toxic materials or wastes into ambient air, surface water, ground weather, or land, or otherwise relating to the disposal, transport, or handling of pollutants, contaminants, or hazardous or toxic material or wastes.

Equipment Facility. The term "Equipment Facility" shall have the meaning assigned to such term in Section 1.01 hereof.

Equipment Facility Commitment Period. The term "Equipment Facility Commitment Period" means the period commencing on the Closing Date and ending on the Equipment Facility Expiration Date.

Equipment Facility Expiration Date. The term "Equipment Facility
Expiration Date" means the date that is the earlier to occur of (i) the first anniversary of the Closing Date or (ii) the Conversion Date.

Equipment Facility Note. The term "Equipment Facility Note" shall have the meaning assigned to such term in Section 1.01 hereof.

Equipment Loan and Equipment Loans. The terms "Equipment Loan" and "Equipment Loans" shall have the meanings assigned to such terms in
Section 1.01 hereof.

Event of Default. The term "Event of Default" shall have the meaning assigned to such term in Article IX hereof.

Financed Equipment. The term "Financed Equipment" shall have the meaning assigned to such term in the first recital clause of this Agreement.

Fixed Rate. The term "Fixed Rate" means the highest asked yield for "Govt. Bonds & Notes", as set forth in the column designated "Treasury Bonds, Notes & Bills" in The Wall Street Journal most recently published as of the date that is ----- Business Days prior to the Conversion Date, having a maturity date that falls in the same month as the Term Loan Maturity Date, provided that if no such yield is published for the relevant month, yields for the published month next succeeding and the published month next preceding such month shall be used to determine the Fixed Rate by interpolating such yields on a straight-line basis. If The Wall Street Journal at the time determination of the Fixed Rate is no longer publishing the yields described above, then the Bank shall determine such yield based on any other nationally recognized source for such published yields as it may select in its reasonable discretion.

Fixed Rate Loan. The term "Fixed Rate Loan" means the Term Loan at all time during which such Loan bears interest based upon the Fixed Rate.

GAAP. The term "GAAP" means generally accepted accounting principles in effect from time to time in the United States.

Governmental Authority. The term "Governmental Authority" means any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

Guaranteed Indebtedness. The term "Guaranteed Indebtedness" means, as to any Person, all Indebtedness of the type referred to in clauses (i) through (ix) of the definition of Indebtedness in this Agreement guaranteed directly or indirectly in any manner by such Person, or in effect guaranteed directly or indirectly by such Person, or in effect guaranteed directly or indirectly by such Person through an agreement
(i) to pay or purchase such Indebtedness or to advance or supply funds for the payment or purchase of such Indebtedness, (ii) to purchase, sell or lease (as lessee or lessor) property, or to purchase or sell services, primarily for the purpose of enabling the debtor to make payment of such Indebtedness or to assure the holder of such Indebtedness against loss, (iii) to supply funds to or in any other manner invest in the debtor (including any agreement to pay for property or services irrespective of whether or not such property is received or such services are rendered), or (iv) otherwise to assure a creditor against loss.

Guarantors. The term "Guarantors" means collectively Total-Tel Comm, Total-Tel, Total-Tel USA, Total-Tel Southeast, Inc., a ------------- corporation, Total-Tel Carrier Services, Inc., a -------------- corporation, and Total-Tel Services, Inc., a corporation.

Guaranties. The term "Guaranties" means collectively Guaranty and Suretyship Agreements executed by the Guarantors in favor of the Bank on even date herewith.

Indebtedness. The term "Indebtedness" means, as to any Person (i) all indebtedness of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes, or other similar instruments, (iii) all obligations of such Person to pay the deferred purchase price of property or services, (iv) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (v) all Capitalized Lease Obligations of such Person, (vi) all obligations, contingent or otherwise, of such Person under acceptances, letters of credit or similar facilities, (vii) all obligations of such Person to purchase, redeem, retire, defease or otherwise acquire for value any capital stock of such person or any warrants, rights or options to acquire such capital stock, valued, in the case of redeemable preferred stock, at the greater of its voluntary or involuntary liquidation preference plus accrued and unpaid dividends, (viii) all obligations of such Person in respect of interest rate swap agreements (as defined in 11 U.S.C. [SECTION START] 101), currency swap agreements and other similar agreements designed to hedge against fluctuations in interest rates or foreign exchange rates, (ix) all obligations of production payments from property operated by or on behalf of such Person and other similar arrangements with respect to natural resources, (x) all Guaranteed Indebtedness of such Person, and (xi) all Indebtedness of the type referred to in clauses (i) through (x) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property (including, without limitation, accounts and contracts rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness.

Interest Period. The term "Interest Period" means, with respect to any LIBOR loan:

(a) initially, the period commencing on, as the case may be, the date of borrowing or conversion with respect to such LIBOR Loan and ending 1, 2 or 3 months thereafter as selected by the relevant Borrower in its notice of borrowing as provided in Section 1.12 hereof or its notice of conversion as provided in Section 1.13(a) hereof; and

(b) thereafter, each period commencing on the last day of the next preceding Interest Period applicable to such LIBOR Loan and ending 1, 2 or 3 months thereafter as selected by the relevant Borrower in its notice of continuance as provided in Section 1.13(b) hereof;

provided that the foregoing provisions relating to Interest Periods are subject to the following:

(I) if any Interest Period pertaining to a LIBOR Loan would otherwise end on a day which is not a Business Day, that Interest Period shall be extended to the next succeeding Business Day unless the result of such extension would be to carry such Interest Period into another calendar month in which even such Interest Period shall end on the immediately preceding Business Day;

(ii) any Interest Period pertaining to a LIBOR Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of a calendar month; and

(iii) no Borrower shall select any Interest Period that would extend such Interest Period beyond the Revolving Credit Expiration Date.

Letter of Credit and Letters of Credit. The terms "Letter of Credit" and "Letters of Credit" shall have the meanings assigned to such terms in
Section 1.09 hereof.

Letter of Credit Outstanding. The term "Letter of Credit Outstanding" means, at any time, the sum of, without duplication (i) the aggregate Stated Amount of all outstanding Letters of Credit; (ii) the aggregate amount of all unreimbursed drawing thereunder; and (iii) the Stated Amount of all Letters of Credit requested in accordance with Section
1.09 hereof but not yet issued.

LIBOR. The term "LIBOR" means, with respect to each day during each Interest Period, the rate (rounded to the next higher 1/100 of 1%) for U.S. dollar deposits with a maturity equal to the relevant Interest Period in the London interbank market as determined by the Bank from a recognized source for quotations of the London interbank offered rate, on the second London business day before the relevant Interest Period begins, adjusted for reserves by dividing that rate by 1.00 minus the LIBOR Reserve.

LIBOR Loan. The term "LIBOR Loan" means any Revolving Credit Loan at all times during which such Loan bears interest based upon LIBOR.

LIBOR Reserve. The term "LIBOR Reserve" means the maximum percentage reserve requirement (rounded to the next higher 1/100 of 1% and expressed as a decimal) in effect for any day during the relevant Interest Period under the Federal Reserve Board's Regulation D for Eurocurrency liabilities as defined therein.

Lien. The term "Lien" means any mortgage, pledge, security interest, encumbrance, lien or other form of charge or preferential arrangement of any kind (including, without limitation, any agreement to give any of the foregoing, any conditional sale or other title retention or any lease in the nature thereof).

Loan. The term "Loan" means a Revolving Credit Loan, Equipment Loan or the Term Loan, as the context shall require, and the term "Loans" means, collectively, the Revolving Credit Loans, Equipment Loans and the Term Loan.

Material Adverse Effect. The term "Material Adverse Effect" means a material adverse effect on (a) the business, operations, property, condition (financial or otherwise) of the Total-Tel Comm and its Subsidiaries taken as a whole, (b) the ability of any Borrower to perform their respective obligations under this Agreement, the Notes or any of the other Credit Documents, or (c) the validity or enforceability of this Agreement, the Notes or any of the other Credit Documents, or the rights or remedies of the Bank hereunder or thereunder.

Maximum Equipment Facility Principal Amount. The term "Maximum Equipment Facility Principal Amount", shall have the meaning assigned to such term in Section 1.02 hereof.

Maximum Revolving Credit Principal Amount. The term "Maximum Revolving Credit Principal Amount" shall have the meaning assigned to such term in
Section 1.08 hereof.

Note. The term "Note" means the Equipment Facility Note or the Revolving Credit Note, as the context shall require, and the term "Notes" means, collectively, the Equipment Facility Note and the Revolving Credit Note.

Obligations. The term "Obligations" means any and all obligations and indebtedness of every kind and description of the Borrowers owing to the Bank or to any Affiliate, whether under the Credit Documents or other loan documents or agreements, and whether such debts or obligations are primary or secondary, direct or indirect, absolute or contingent, sole, joint or several, secured or unsecured, due or to become due, contractual or tortious, arising by operation of law or otherwise, or now or hereafter existing, including, without limitation, principal interest, fees, late fees, expenses, attorneys' fees and costs and/or allocated fees and costs of Bank's in-house legal counsel, that have been or may hereafter be contracted or incurred.

Payment Date. The term "Payment Date" means (i) in the case of a LIBOR Loan, the last day of each Interest Period applicable thereto and (ii) in the case of a Prime Rate Loan, ----------------- ----, 1996 and the same day of each month occurring thereafter.

Permitted Investments. The term "Permitted Investments" means (i) readily marketable direct obligations of the Government of the United States of America or any agency or instrumentality thereof or any full faith and credit obligations of the United States Government or obligations guaranteed by the United States Government and its agencies,
(ii) any investment grade debt or equity securities issued by any other Person, (iii) certificates of deposit of any United States commercial bank, (iv) any investment arranged by the Bank, or an affiliate of the Bank, on behalf of a Borrower pursuant to cash management services provided to a Borrower by the Bank or such affiliate, (v) instruments held for collection in the ordinary course of business, and (vi) any equity or debt securities or other form of debt instrument obtained in settlement of debts previously contracted.

Permitted Liens. The term "Permitted Liens" means those Liens permitted to exist pursuant to Section 8.02 hereof.

Person. The term "Person" means any individual, partnership, joint venture, firm, corporation, association, trust or other enterprise or any government or political subdivision or any agency, department or instrumentality thereof.

Prime Rate. The term "Prime Rate" means the per annum rate of interest established by the Bank as its reference rate in making loans, and does not reflect the rate of interest charged to any particular borrower or class of borrowers. The Borrowers acknowledge that the Prime Rate is not tied to any external rate of interest and that the rate of interest charged hereunder shall change automatically and immediately as of the date of any change in the Prime Rate, without notice to the Borrowers.

Prime Rate Loan. The term "Prime Rate Loan" means any Loan at all times during which such loan bears interest based upon the Prime Rate.

Revolving Credit Commitment Period. The term "Revolving Credit
Commitment Period" mean the period commencing on the Closing Date and ending on the Revolving Credit Expiration Date.
Revolving Credit Expiration Date. The term "Revolving Credit Expiration Date" means May 31, 1997.

Revolving Credit Facility. The term "Revolving Credit Facility" shall have the meaning assigned to such term in Section 1.07 hereof.

Revolving Credit Loan and Revolving Credit Loans. The terms "Revolving Credit Loan" and "Revolving Credit Loans" shall have the meanings assigned to such term in Section 1.07 hereof.

Revolving Credit Note. The term "Revolving Credit Note" shall have the meanings assigned to such term in Section 1.07 hereof.

SEC. The term "SEC" shall mean the Securities and Exchange Commission or any Governmental Authority which may succeed to the authority thereof or be substituted therefor.

Security Agreement. The term "Security Agreement" means that certain Security Agreement of the Borrowers and the other Guarantors in favor of the Bank of even date herewith.

Stated Amount. The term "Stated Amount" means with respect to any Letter of Credit, the maximum amount available to be drawn thereunder, determined without regard to whether any conditions to drawing could then be met.

Subsidiary. The term "Subsidiary" means, as to any Person, any corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are at the time directly or indirectly owned or controlled by such Person, one or more of the other Subsidiaries of such Person or any combination thereof.

Term Loan. The term "Term Loan" shall have the meaning assigned to such term in Section 1.04 hereof.

Term Loan Maturity Date. The term "Term Loan Maturity Date" shall have the meaning assigned to such term in Section 1.04 hereof.

2.02 Principles of Construction.

(a) References. All references to articles, sections, schedules and exhibits are to articles, sections, schedules and exhibits in or to this Agreement unless otherwise specified. The words "hereof", "herein", and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement.

(b) Accounting Terms. All accounting terms not specifically defined herein or in any exhibit hereto shall be construed in accordance with GAAP in conformity with those principles used in the preparation of the financial statements referred to in Section 6.04 hereof.

III. PREPAYMENT.

3.01 Prepayment of Revolving Credit Loans. The Revolving Credit Loans may be prepaid, in whole or in part, at any time, provided that any prepayment in respect of a LIBOR Loan shall be made only on the last day of the Interest Period applicable thereto, and provided, further, that any partial prepayments of the Revolving Credit Loans shall be in a principal amount of not less than $--------------, or multiples thereof. All prepayments shall include accrued and unpaid interest to the date of prepayment on the principal amount prepaid. All partial prepayments received pursuant to this Section 3.01 shall be applied to the Obligations that are in respect of the Revolving Credit Loans in the manner determined by the Bank in its reasonable discretion.

3.02 Prepayments of Equipment Loans and Term Loan. At any time prior to the Conversion Date, the Equipment Loans may be prepaid, in whole or in part at any time, without premium or penalty; provided, that any partial prepayment of the Equipment Loans shall be in a principal amount of not less than $------------, or any multiple thereof. All prepayments of the Equipment Loans shall include accrued and unpaid interest to the date of prepayment on the principal amount prepaid. The Term Loan may be prepaid, in whole or in part, at any time, provided, that any prepayment (whether in whole or in part and whether made voluntarily or because of acceleration) shall also be accompanied by an amount equal to (i) 3% of the amount of the prepayment if the prepayment occurs during the first or second year of the term of the Term Loan, (ii) 2% of the amount of the prepayment if the prepayment occurs during the third or fourth year of the term of the Term Loan, and (iii) 1% of the amount of the prepayment if the prepayment occurs during the fifth year of the term of the Term Loan. All partial prepayments of principal balance of the Term Loan shall be applied to the Term Loan in inverse order of maturity. All prepayments of the Term Loan shall also include accrued and unpaid interest to the date of prepayment on the principal amount prepaid.

IV. YIELD MAINTENANCE PROVISIONS.

4.01 Inability to Determine Rate. If with respect to any Interest Period, the Bank determines that extraordinary and unforeseen circumstances beyond the control of the Bank exists with respect to the relevant market which make it impracticable to ascertain the interest rate applicable for such Interest Period, the Bank shall promptly notify the Borrowers of such determination. Upon such determination, no additional LIBOR Loans shall be permitted under the Revolving Credit Facility and no conversion to, or continuances of, LIBOR Loans shall be permitted pursuant to Section 1.13 hereof until the notice of such determination has been withdrawn. If such notice has not been withdrawn by the last day of the then current Interest Period applicable to any then outstanding LIBOR Loans, the Borrowers must elect on the last day of such Interest Period to either convert such LIBOR Loan to a Prime Rate Loan or prepay the outstanding principal balance thereof and accrued interest thereon in full.

4.02 Illegality. Notwithstanding any other provisions herein, if any law, regulation, treaty or directive or any change therein or in the interpretation or application thereof, shall make it unlawful for the Bank to make or maintain the any of the Loans as LIBOR Loans as contemplated by this Agreement, (i) the Bank's commitment hereunder to make LIBOR Loans under the Revolving Credit Facility or to permit conversions to, or continuances of, LIBOR Loans pursuant to Section 1.13 hereof shall forthwith be suspended until the circumstances surrounding such unlawfulness shall no longer exit and (ii) any of the then outstanding LIBOR Loans shall be converted to a Prime Rate Loan on the last day of the Interest Period applicable thereto or within such earlier period as may be required by law.

4.03 Requirement of Law. In the event that any law, regulation, treaty or directive or any change therein or in the interpretation or application thereof or compliance by the Bank with any request or directive (whether or not having the force of law) from any central bank or other governmental authority, agency or instrumentality:

(a) does or shall subject the Bank to any tax of any kind whatsoever with respect to this Agreement, the Notes or any loan made hereunder, or change the basis of taxation of payments to the Bank of principal, commitment fee, interest or any other amount payable hereunder (except for changes in the rate of any tax presently imposed on the Bank);

(b) does or shall impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirement against assets held by, or deposits or other liabilities in or for the account of, advances or loans by, or other credit extended by, or any other acquisition of funds by, any office of the Bank which are not otherwise included in the determination of LIBOR hereunder; or

(c) does or shall impose on the Bank any other condition;

and the result of any of the foregoing is to increase the cost to the Bank of making, renewing or maintaining advances or extensions of credit to the Borrowers or to reduce any amount receivable from the Borrowers hereunder then, in any such case, the Borrowers shall promptly pay to the Bank, upon its demand, any additional amounts necessary to compensate the Bank for such additional cost or reduced amount receivable which the Bank deems to be material as determined by the Bank with respect to this Agreement, the Notes or the Loans made hereunder. If the Bank becomes entitled to claim any additional amounts pursuant to this Section 4.03, it shall promptly notify the Borrowers of the event by reason of which it has become so entitled. A certificate setting forth calculations as to any additional amounts payable pursuant to the foregoing sentence submitted by the Bank to the Borrowers shall be conclusive in the absence of manifest error.

4.04 Capital Adequacy. If after the date hereof, the Bank shall have determined that the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Bank with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on the Bank's capital as a consequence of its obligations hereunder to a level below that which the Bank could have achieved but for such adoption, change or compliance (taking into consideration the Bank's policies with respect to capital adequacy) by an amount deemed by the Bank to be material, then from time to time, within 30 days after demand by the Bank, the Borrowers shall pay to the Bank such additional amount or amounts as will compensate the Bank for such reduction. The Bank will promptly notify the Borrower of any event of which it has knowledge, occurring after the date hereof, which will entitle the Bank to compensation pursuant to this Section 4.04, and such notification of the amount due pursuant to this Section 4.04 shall be conclusive absent manifest error. Notwithstanding anything to the contrary set forth above, the Bank shall have no right to seek additional compensation pursuant to this Section
4.04 until after the Bank shall have allocated, and sought compensation for, such increased costs fairly and equitably among all of its customers of the same general class as the Borrowers that are generally affected by the above set forth circumstances.

4.05 Indemnity. The Borrowers agree to indemnify the Bank and to hold the Bank harmless from any loss or expense which the Bank may sustain or incur as a consequence of (i) default by any Borrower in payment of the principal of or interest on the any LIBOR Loan, including, but not limited to, any such loss or reasonable expense arising from additional interest or fees payable by the Bank to lenders of funds obtained by it in order to maintain the any Loan as a LIBOR Loan, (ii) any prepayment of any LIBOR Loan received (from any source) on any date other than the last day of the Interest Period applicable thereto, including, but not limited to, any such loss or expense in connection with the employing of deposits as a consequence thereof, (iii) default by any Borrower in making any borrowing of a LIBOR Loan under the Revolving Credit Facility after such Borrower has given notice thereof in accordance with Section
1.12 hereof, of a LIBOR Loan or (iv) default by any Borrower in making any prepayment after such Borrower has given a notice thereof. This covenant shall survive termination of this Agreement and payment of the Notes.

4.06 Match Funding. The amount payable or indemnifiable under Sections 4.03, 4.04 and 4.05 hereof shall be determined, in the Bank's sole discretion, based upon the assumption that the Bank funded 100% of any affected LIBOR Loan in the applicable London interbank market.


V. CONDITIONS.

5.01 Requirements for Initial Funding. The obligation of the Bank to make the initial advance of any Loan available hereunder is subject to the Bank's receipt of each of the documents listed on the Closing Checklist attached hereto as Exhibit E, and such other documents as the Bank may reasonably request, each, as appropriate, duly executed and delivered by the parties thereto and in form and substance satisfactory to the Bank.

5.02 Requirements for Any Advance or Conversion. The obligation of the Bank to (i) make any advance under the Revolving Credit Facility or the Equipment Facility, or (ii) permit the conversion of the Equipment Loans to the Term Loan pursuant to Section 1.04 hereof or (iii) to permit the conversion of any Revolving Credit Loan to a LIBOR Loan pursuant to
Section 1.13 hereof, is subject to and conditioned upon the following:

(a) the representations and warranties contained in Article VI hereof are correct on and as of the date of each such advance, conversion or continuation;

(b) no Event of Default, and no event which, with the giving of notice, or the passage of time, or both, would become an Event of Default, has occurred and is continuing;

(c) there has been no material adverse change in the Borrowers' condition, financial or otherwise, since the date of this Agreement; and

(d) all of the Credit Documents remain in full force and effect.

VI. REPRESENTATIONS AND WARRANTIES.

Each Borrower represents and warrants that:

6.01 Organization; Authority. Each Borrower (a) is a corporation duly organized, validly existing and in good standing under the laws of the State of its organization, is duly qualified as a foreign corporation and is in good standing under the laws of each jurisdiction in which it is required to be qualified because of the business it conducts or the property it owns, and (b) has the necessary power and authority to enter into and perform its obligations under the Credit Documents and all other documents required by the Bank in connection therewith. The execution and performance of the Credit Documents have been duly authorized by all necessary proceedings on the part of each Borrower, and, upon their execution and delivery, they will be valid, binding, and enforceable in accordance with their terms. The execution and performance of the Credit Documents by each Borrower will not violate any orders, laws or regulations applicable to it, any of its organizational documents, or any instruments, indentures or agreements (including any provisions pertaining to subordinated debt) to which any Borrower is a party or by which any Borrower or any of their respective are bound, except to the extent that any such violation would not have a Material Adverse Effect. All consents, approvals, licenses, franchises, trademarks and other general intangibles that are necessary or appropriate in connection with this Agreement, the other Credit Documents or the operation of the business of each Borrower have been obtained and are in full force and effect, except to the extent that any such failure to so obtain and maintain such general intangibles would not have a Material Adverse Effect.

6.02 Subsidiaries. The corporations listed on Annex I are all the only Subsidiaries of Total-Tel Comm and each such Subsidiary is a corporation, duly organized, valid existing and in good standing, under the law of the jurisdiction of its organization, is duly qualified as a foreign corporation and is in good standing under the law of each jurisdiction in which it is required to be qualified because of the business it conducts or the property it owns and have all necessary power and authority to own its property and conduct its business, as contemplated to be conducted. All consents, approvals, licenses, franchises, trademarks and other general intangibles that are necessary or appropriate in connection with the operation of the business of each Subsidiary, as contemplated to be operated, have been obtained and are in full force and effect, except to the extent that any such failure to so obtain and maintain such general intangibles would not have a Material Adverse Effect. Each such Subsidiary is a wholly owned Subsidiary of Total-Tel Comm and no other Person has any direct or indirect interest in such Subsidiary, other than such interests which may exist as a result of any stock ownership interest of any Person in Total-Tel Comm.

6.03 Use of Proceeds; Margin Regulation. The proceeds of the Equipment Loans shall be used exclusively to finance the acquisition of Financed Equipment. The proceeds of borrowings under the Revolving Credit Facility shall be used by the Borrowers for working capital and other general corporate purposes. The Borrowers are not engaged in the business of extending credit for the purpose of buying or carrying "margin stock" (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System). Neither the making of any Loan nor use of the proceeds thereof will violate or be inconsistent with the provisions of Regulation G, T, U or X of the Board of Governors of the Federal Reserve System.

6.04 Financial Statements. [Specify Financial Statements relied upon by Bank] were prepared in accordance with GAAP, consistently applied, are true and correct, and disclose all presently outstanding indebtedness or obligations of the Borrowers, including contingent obligations, obligations under leases of property from others, and all liens and encumbrances, including tax liens, against its properties and assets; and there have been no adverse changes in the Borrowers' financial condition or business since the date of such statements.

6.05 Suits. Other than as disclosed on Annex I hereof, there are no actions, suits, proceedings, or claims pending or threatened against the Borrowers, any other Guarantor, or any of their respective properties.

6.06 Defaults. None of the Borrowers are in default under any agreement to which it is a party or by which it is or any of its properties are bound, or under any indenture or instrument evidencing any its indebtedness and neither the execution of nor performance by any Borrower under the Credit Documents will create a default or any lien or encumbrance under any such agreement, indenture or instrument other than a lien or encumbrance in favor of the Bank, except, in each case, to the extent that the occurrence of any such defaults or the existence of any such liens would not have a Material Adverse Effect.

6.07 ERISA. No employee benefit plan established or maintained by the Borrower which is subject to the Employee Retirement Income Security Act, 29 U.S.C. [SECTION START] 1001 et seq. ("ERISA") has an accumulated funding deficiency (as such term is defined in ERISA). No material liability to the Pension Benefit Guaranty Corporation (or any successor thereto under ERISA) has been incurred by the Borrowers with respect to any such plan and no Reportable Event under ERISA has occurred.
The Borrowers have no actual or anticipated liability under Section
4971 of the Internal Revenue Code ("Code") (relating to tax on failure to meet the minimum funding standard of Section 412 of the Code) with respect to any employee benefit plan to which any of them contributes but which is not maintained or established by any of them.

6.08 Tax Returns and Taxes. The Borrowers have filed all federal, state and local tax returns required to be filed and has paid all taxes, assessments and governmental charges and levies thereon, including interest and penalties, except where the same are being contested in good faith by appropriate proceedings and for which adequate reserves have been set aside, and no liens for taxes have been filed and no claims are being assessed by a Governmental Authority with respect to any taxes or the charges, accruals and reserves on the books of the Borrowers with respect thereto.

6.09 Compliance with Statutes, etc. Each Borrower is in compliance with all applicable statutes, regulations and orders of, and all applicable restrictions imposed by, any Government Authority, in respect of the conduct of its business and the ownership of its property (including, without limitation, any applicable Environmental Laws), except such instances of noncompliances as would not have a Material Adverse Effect.

6.10 Not an Investment Company. None of the Borrowers are an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

6.11 Intellectual Property, etc. The Borrowers have obtained all material patents, trademarks, servicemarks, trade names, copyrights, technology, processes, licenses and other rights (Intellectual Property), free from any burdensome restrictions, that are necessary for the operation of their respective businesses as presently conducted and as proposed to be conducted. No claim has been asserted or threatened questioning the use of such Intellectual Property, nor does any Borrower know of any valid basis for any such claim.

6.12 Assets and Properties. Each Borrower has good and marketable title to all of its assets and properties (tangible and intangible) and all such assets and properties are free and clear of all Liens (except Permitted Liens). Substantially all of the assets and properties owned by, leased to or used by each Borrower are in adequate operating condition and repair, ordinary wear and tear excepted, are free and clear of known defects except such defects as do not substantially increase with the continued use thereof in the conduct of normal operation, and such assets are able to serve the function for which they are currently being used, except in each case, where the failure of such asset or property to meet such requirements would not have a Material Adverse Effect.

6.13 True and Complete Disclosure. All factual information (taken as a whole) heretofore or contemporaneously furnished by the Borrowers to the Bank for the purposes of or in connection with this Agreement or any transactions contemplated herein is, and all other such factual information (taken as a whole) hereafter furnished by or on behalf of the Borrowers in writing to the Bank will be, true and accurate in all material respects on the date as of which such information is dated or certified and does not omit to state any fact necessary to make such information (taken as a whole) not misleading at such time in light of the circumstances under which such information was provided.

6.14 Solvency. Each Borrower is solvent, is able to pay its debts as they become due and has capital sufficient to carry on its business and all businesses in which it is about to engage, and now owns property having a value both at fair valuation and at present fair salable value greater than the amount required to satisfy the joint and several Obligations it has incurred hereunder and under the other Credit Documents. No Borrower will be rendered insolvent by the transactions contemplated hereunder or under any other Credit Document. The business operations of Borrowers and the other Guarantors are related and have a common business purpose. To permit the uninterrupted and continuous operations of their common economic enterprise, such corporations now require and will from time to time hereafter require funds for general business purposes. Accordingly, the proceeds of Loans made hereunder will directly or indirectly benefit each Borrower and each other Guarantor, regardless of which corporation actually or directly receives part or all of the proceeds of such Loans.


VII. AFFIRMATIVE COVENANTS.

Total-Tel Comm and (as the context so requires) each of the other
Borrowers covenant and agree that so long as there are any outstanding Obligations hereunder or otherwise or the Bank shall have any commitments hereunder:

7.01 Financial Statements. Total-Tel Comm shall furnish to the Bank the following financial information: (i) as soon as available but in any event within 90 days after the close of each fiscal year of Total-Tel Comm, to the extent prepared to comply with SEC requirements, a copy of the SEC Form 10-K (or successor form promulgated by the SEC) filed by Total-Tel Comm with the SEC for such fiscal year, or, if no such form was so filed for such fiscal year, consolidated audited year-end financial statements for Total-Tel Comm, including, but not limited to, statements of financial condition, income and cash flows, a reconciliation of net worth, notes and other supporting schedules to such financial statements and any other information that may assist the Bank in assessing the Borrowers' financial condition (prepared in accordance with GAAP consistently applied, and accompanied by an opinion, satisfactory in form and substance to the Bank, by an independent certified public accountant acceptable to the Bank, and certified as true, correct and complete by the Total-Tel Comm's chief financial officer); (ii) as soon as available but in any event within 45 days after each interim fiscal quarter, to the extent prepared to comply with SEC requirements, a copy of the SEC Form 10-Q (or successor form promulgated by the SEC) filed by Total-Tel Comm with the SEC for such fiscal quarter; or, if no such form was so filed for such fiscal quarter, unaudited management prepared consolidated financial statements for Total-Tel Comm for such quarter, including, but not limited to, statements of financial condition, incoming cash flows, a reconciliation of net worth, and supporting schedules (prepared in accordance with GAAP consistently applied, and certified as true, correct and complete by Total-Tel Comm's chief financial officer); (iii) promptly upon filing the same with the SEC, copies of any filings and registrations with, any and reports to, the SEC by Total-Tel Comm, including, but not limited to, any reports on Form 8-K (or successor term promulgated by the SEC), or any proxy or registration statement or any other form of public disclosure prescribed by the SEC; and (iv) such other information respecting the operations, financial or otherwise, of the Borrowers as the Bank may from time to time reasonably request.

7.02 Compliance Certificate. Total-Tel Comm shall furnish to the Bank, together with each set of financial statements described in clauses (i) and (ii) of Section 7.01 hereof, a compliance certificate, substantially in the form of Exhibit F hereto, signed by Total-Tel Comm's chief financial officer, certifying that: (i) all representa-tions and warranties set forth in this Agreement and in the other Credit Documents are true and correct as of the date thereof; (ii) none of the covenants in this Agreement or in the other Credit Document have been breached; and (iii) no event has occurred which, alone, or with the giving of notice or the passage of time, or both, would constitute an Event of Default under this Agreement or the other Credit Documents.

7.03 Notice of Certain Events. The Borrowers shall promptly give written notice to the Bank of: (i) the details of any Reportable Events (as defined in ERISA) which have occurred, (ii) the occurrence of any event which alone or with notice, the passage of time, or both, would constitute an Event of Default, and (iii) the commencement of any proceeding or litigation which, if adversely determined, would have a Material Adverse Effect.

7.04 Preservation of Property; Insurance. Each Borrower shall keep and maintain, and require each of the other Guarantors to keep and maintain, all of its and their properties and assets in good order and repair; maintain extended coverage, general liability, hazard, business interruption, property and other insurance in amounts deemed satisfactory to the Bank and as is customary for businesses similar to such corporation's business and deliver to the Bank certificates of all such insurance in effect; and cause all such policies covering business interruption to contain loss payee endorsements in favor of the Bank and to be subject to cancellation or reduction in coverage only upon 30 days prior written notice thereof to the Bank at its address set forth in this Agreement. The foregoing insurance requirements are in addition to any insurance requirements set forth in the Security Agreement.

7.05 Taxes. Each Borrower shall pay and discharge, and require each of the other Guarantors to pay and discharge, when due, all taxes, assessments or other governmental charges imposed on them or any of their respective properties, unless the same are currently being contested in good faith by appropriate proceedings and adequate reserves are maintained therefor.

7.06 Conduct of Business and Maintenance of Existence. Each Borrower shall continue to engage in business of the same general type as now conducted, and preserve, renew and keep in full force and effect its corporate existence and rights, privileges and franchises necessary or desirable in the normal conduct of business and which are material to each Borrower and each of the other Guarantors.

7.07 Operation of Business and Properties. Each Borrower shall operate its business and properties, and cause those of the other Guarantors to be operated, in compliance with all applicable orders, rules, regulations and other requirements of any Governmental Authority applicable thereto, and duly file or cause to be filed such reports and/or information returns as may be required or appropriate under applicable orders, rules, regulations or other requirements of any Governmental Authority, including, without limitation, any Environmental Laws, except to the extent that such non-compliance would not have a Material Adverse Effect.

7.08 Access to Properties, Books and Records. Each Borrower shall permit the Bank's representatives and/or agents full and complete access to any or all of the Borrower's properties and financial records, to make extracts from and/or audit such records and to examine and discuss their properties, business, finances and affairs with the Borrowers' officers and outside accountants, provided that such access need only be provided by the Borrowers during normal business hours and on not less than 72 hours' prior notice the Borrowers shall keep adequate records and books of account reflecting all their respective financial transactions.

7.09 Environmental Liens. In the event that there shall be filed a lien against any property of any Borrower by any Governmental Authority arising from an act or omission of a Borrower, resulting in the discharge of hazardous substances or wastes into the atmosphere or waters or onto lands, then the affected Borrower shall, within 60 days from the date that such Borrower is given notice that the lien has been placed against such property or within such shorter period of time in the event that such Governmental Authority has commenced steps to cause such property to be sold pursuant to the lien, either (i) pay the claim and remove the lien from the applicable property or (ii) furnish to such Governmental Authority with one of the following: (x) a bond satisfactory to Governmental Authority in the amount of the claim out of which the lien arises, (y) a cash deposit in the amount of the claim out of which the lien arises, or (z) other security reasonably satisfactory to such Governmental Authority in an amount sufficient to discharge the claim out of which the lien arises.

7.10 Removal of Hazardous Substances. Should a Borrower cause or permit any act or omission resulting in the discharge of hazardous substances or wastes into the atmosphere or waters, or onto the lands in violation of any applicable Environmental Law, such Borrower shall promptly clean up same in accordance with all applicable Environmental Laws.

7.11 Further Assurances. Each Borrower shall do, execute, acknowledge and deliver or cause to be done, executed, acknowledged and delivered, all such further instruments, acts, deeds, and assurances as may be reasonably requested by the Bank for the purpose of carrying out the provisions and intent of the Credit Documents.


VIII. NEGATIVE COVENANTS.

So long as any Obligations are outstanding, without the prior written consent of the Bank (which consent shall not be unreasonably withheld):

8.01 Incur Indebtedness. No Borrower shall incur, create, assume, or permit to exist any Indebtedness at any time, except:

(a) Indebtedness of the Borrowers owing to the Bank under this Agreement and the Notes;

(b) other Indebtedness of a Borrower owing to the Bank;

(c) Indebtedness existing on the date hereof that is described on Annex
I hereof.

(d) Approved Subordinated Indebtedness;

(e) Indebtedness in respect of normal trade debt arising in the ordinary course of business which does not materially exceed the levels of such debt historically incurred by a Borrower;

(f) Indebtedness secured by Liens permitted to exist pursuant to Section 8.02(f); or

(g) Indebtedness that constitutes Guaranteed Indebtedness of a Borrower that has been incurred by such Borrower solely by virtue of such Borrower's endorsement of checks or drafts negotiated in the ordinary course of the business.

8.02 Negative Pledge. No Borrower shall create, permit to exist, or suffer the creation of, any Lien, on any of its properties or assets (real or personal, tangible or intangible), except:

(a) Liens in favor of the Bank;

(b) Liens existing on the date hereof that are listed on Annex I hereto;

(c) Liens for taxes, assessments or governmental charges or levies to the extent not required to be paid by Section 7.05 hereof;

(d) Liens imposed by law, such as materialmen's, mechanics', carrier's, workmen's, and repairmen's Liens and other similar Liens arising in the ordinary course of business securing obligations which are not overdue for a period of more than 30 days;

(e) pledges or deposits to secure obligations under workmen's compensation laws or similar legislation or to secure public or statutory obligations of a Borrower;

(f) Liens for finance leases of equipment leased by a Borrower which do not constitute Capitalized Leases, or purchase money Liens upon or in property acquired or held by a Borrower in the ordinary course of business to secure the purchase price of such property or to secure Indebtedness incurred solely for the purpose of financing the acquisition of any such property to be subject to such Liens, or Liens existing on any such property at the time of the leasing, acquisition, or extensions, renewals or replacements of any of the foregoing for the same or a lesser amount, provided that no such Lien shall extend to or cover any property (including, but not limited to the Financial Equipment) other than the property being leased or acquired and no such extension, renewal or replacement shall extend to or cover any property not theretofore subject to the Lien being extended, renewed or replaced, and provided, further, that (i) the aggregate principal amount of the Indebtedness at any one time outstanding secured by Liens permitted pursuant to this clause (f) shall not exceed $ at any one time outstanding and (ii) any such Indebtedness shall not otherwise be prohibited by the terms of this Agreement; or

(g) the replacement, extension or renewal of any Lien permitted by clauses (a) through (f) above upon or in the same property theretofore subject thereto or the replacement, extension or renewal (without increase of principal amount) of the Indebtedness secured thereby.

8.03 Sale of Assets; Liquidation; Merger; Acquisitions. No Borrower shall (i) convey, lease, sell, transfer or assign any assets or properties presently owned or hereafter acquired by it, except dispositions of inventory in the ordinary course of business for value received and such other dispositions of assets and properties that are not material to the business or operations of such Borrower, if such asset or property is replaced with reasonable promptness or is otherwise obsolete, (ii) liquidate or discontinue its normal operations with intent to liquidate; (iii) enter into any merger or consolidation; (iv) acquire all or substantially all of the assets, stock or other equity interests of any other Person; or (v) take any action, or enter into any agreements, to effect any of the foregoing.

8.04 Lease Obligations. No Borrower shall incur, create, or assume any commitment to make any Lease Payments if the amount payable thereunder in any one fiscal year would exceed $----------- in the aggregate as to Total-Tel Comm and its Subsidiaries. As used herein, "Lease Payments" means any direct or indirect payments, whether as rent or otherwise, including fees or services or finance charges, under any lease, rental or other agreement for the use of property of any Person other than a Borrower, whether or not such agreement contains an option to purchase such property.

8.05 Sale-Leaseback Transactions. No Borrower shall enter into any sale-leaseback transaction or any transaction howsoever termed which would have the same or substantially the same result or effect as a sale-leaseback.

8.06 Prepayment of Other Indebtedness. No Borrower shall prepay any amounts on any outstanding Indebtedness not required to be prepaid by the express terms thereof, except to the Bank, or cause or permit the acceleration of any amounts on any outstanding Indebtedness now existing or hereafter arising.

8.07 Investments. No Borrower shall purchase or make any investment in the stock, securities or evidences of indebtedness of, or make capital contributions or loans or advances to, or other forms of investments in, any Person, except Permitted Investments. Notwithstanding the foregoing, the Borrowers shall be permitted to make loans to its employees for corporate purposes; provided that the aggregate principal amount of such loans outstanding at any one time shall not exceed $ .

8.08 Create Subsidiaries. No Borrower shall create, permit to exist, or invest or otherwise participate in any Subsidiaries (other than the Subsidiaries listed on Annex 1 hereto) or any partnership, joint venture or other material enterprise; provided that the foregoing shall not apply to any new Subsidiaries that executes and delivers in favor of the Bank a guaranty and security agreement (as well as resolutions authorizing the same) substantially the same as the guaranty and security agreement executed and delivered by the Guarantors in connection with the transactions herein contemplated.

8.09 Hazardous Substances. No Borrower shall cause or permit to exist a discharge of hazardous substances or wastes into the atmosphere or waters or onto lands unless such discharge is pursuant to and in compliance with the conditions of a permit issued by the appropriate Governmental Authorities or otherwise in compliance with applicable Environmental Law.


8.10 Current Ratio. Total-Tel Comm shall not permit the ratio of its Current Assets to its Current Liabilities at any time to be less than 1.00:1.00, measured on a consolidated basis no less frequently than quarterly. As used herein, "Current Assets" and "Current Liabilities" means all assets and liabilities which, in accordance with GAAP consistently applied, should be classified as current assets and current liabilities, respectively.

8.11 Tangible Net Worth. Total-Tel Comm shall not permit its Tangible Net Worth at any time to be less than $10,000,000, measured on a consolidated basis no less frequently than quarterly. As used herein, "Tangible Net Worth" means, at any date (i) the total assets of Total-Tel Comm which would be shown as assets on a consolidated balance sheet of Total-Tel Comm prepared in accordance with GAAP less (ii) the total liabilities of Total-Tel Comm which would be shown as liabilities on a consolidated balance sheet of Total-Tel Comm prepared in accordance with GAAP, after subtracting therefrom the aggregate amount of any capitalized research and development costs, capitalized interest, debt discount and expense, goodwill, patents, trademarks, copyrights, franchises, licenses, amounts owing from officers, directors, shareholders, principals, partners or affiliates of any Borrower or Guarantor and any investments in any entities owned or controlled by any of the foregoing, and such other assets as are properly classified as "intangible assets", in each case determined in accordance with GAAP consistently applied.

8.12 Debt to Equity Ratio. Total-Tel Comm shall not permit the ratio of its Total Liabilities to Tangible Capital Fund at any time to exceed 2.00:1.00, measured on a consolidated basis no less frequently than quarterly. As used herein, "Total Liabilities" means the total liabilities of Total-Tel Comm which would be shown as liabilities on a consolidated balance sheet of Total-Tel Comm prepared in accordance with GAAP, specifically including, without limitation, Capitalized Lease Obligations, contingency and other reserves, deferred taxes and other deferred sums, but specifically excluding amounts in respect of any then outstanding Approved Subordinated Debt, in each case determined in accordance with GAAP consistently applied. As used herein, "Tangible Capital Funds" means the sum of (i) the Tangible Net Worth of Total-Tel Comm as determined pursuant to the definition thereof set forth in
Section 8.11 hereof plus (ii) the principal amount of any then outstanding Approved Subordinated Debt.

8.13 Debt Service Coverage Ratio. Total-Tel Comm shall not permit the ratio of its EBITDA to its CPLTD plus Interest Expense to be at any time less than 1.50:1.00, measured on a consolidated basis no less frequently than annually. As used herein, "EBITDA" means, at any time, the earnings (excluding any extraordinary or unusual items and non-operating earnings adjustments) before interest expense, taxes, depreciation and amortization, determined in accordance with GAAP consistently applied, and "CPLTD plus Interest Expense" means, at any time, current maturities of all Indebtedness which by its terms, or by the terms of any instrument or agreement relating thereto, matures, or which is otherwise payable, 1 year or more after the date of creation thereof (whether such payment is in respect of sinking fund requirements, mandatory prepayments, or final payment upon maturity), including, without limitation, any Capital Lease Obligations, plus all cash and non-cash interest (including, without limitation, capitalized interest) accrued and/or payable during the relevant fiscal period in or in connection with any Indebtedness, in each case determined in accordance with GAAP, consistently applied.

8.14 Use of Proceeds. No Borrower shall use the proceeds of any Loan made hereunder for any purpose other than the purposes described in
Section 6.03 hereof.

8.15 Change Fiscal Year. Total-Tel Comm shall not change its fiscal year to end on any date other than , or permit the fiscal year end of any of its Subsidiaries to end on any day other than .


IX. EVENTS OF DEFAULT.

Each of the following shall constitute an event of default ("Event of Default") hereunder:

9.01 Payment Default. Any Borrower shall (i) default in the payment when due of any principal of, or interest on, the Loans or (ii) default in the payment any other amounts owing hereunder, under the Notes or under any other Credit Document;

9.02 Negative Covenant Breach. Any Borrower shall default in the due performance or observance by it of any term, covenant or agreement contained in Article VIII hereof;

9.03 Other Covenant Breaches. Any Borrower shall default in the due performance or observance of any term, covenant or agreement (other than those referred to in Sections 9.01 and 9.02) contained in this Agreement, the Notes or any other Credit Document, and such default shall continue unremedied for a period of at least ___ days after the earlier to occur of (i) the date a Borrower obtains actual knowledge of such default or (ii) the date notice of such default is given to a Borrower by the Bank;

9.04 Default Under Agreements for Borrowed Money. (i) Any Borrower shall default in any payment with respect to any Indebtedness in excess of $ (individually or in the aggregate as to all Borrowers) beyond the period of grace, if any, provided in the instrument or agreement under which such Indebtedness was created or default in the observance or performance of any agreement or condition relating to any such Indebtedness or contained in any instrument or agreement evidencing, securing or relating thereto, or any other event shall occur or condition exist, the effect of which default or other event or condition is to cause, or to permit the holder or holders of such Indebtedness (or a trustee or agent on behalf of such holder or holders) to cause (determined without regard to whether any notice or lapse of time is required), any such Indebtedness to become due prior to its stated maturity, or (ii) any such Indebtedness shall be declared to be due and payable, or required to be prepaid as a mandatory prepayment, prior to the stated maturity thereof;

9.05 Default Under Other Material Contracts. Any Borrower shall default in the due performance or observance of any material term, covenant or agreement contained in any contract, agreement, understanding or arrangement, beyond the period of grace, if any, provided in the relevant contract, involving an aggregate consideration payable by or to such Borrower of $-------------- or more in any 1 year or is otherwise material to the business, condition, operations, performance, properties or prospects of such Borrower;

9.06 Voluntary Bankruptcy. Any Borrower or any other Guarantor commences any bankruptcy, reorganization, debt arrangement, or other case or proceeding under the United States Bankruptcy Code or under any similar foreign, federal, state, or local statute, or any dissolution or liquidation proceeding, or makes a general assignment for the benefit of creditors, or takes any action for the purpose of effecting any of the foregoing;

9.07 Involuntary Bankruptcy. Any bankruptcy, reorganization, debt arrangement, or other case or proceeding under the United States Bankruptcy Code or under similar foreign, federal, state or local statute, or any dissolution or liquidation proceeding, is involuntarily commenced against or in respect of any Borrower or any other Guarantor;

9.08 Appointment of Receiver. The appointment, or the filing of a petition seeking the appointment of a custodian, receiver, trustee, or liquidator for any Borrower or any of their respective property, or the taking of possession of any part of the property of any Borrower at the instance of any Governmental Authority;

9.09 Insolvency. Any Borrower or any other Guarantor becomes insolvent (however defined), is generally not paying its debts as they become due, or has suspended transaction of its usual business;

9.10 Reorganization. The dissolution, merger, consolidation, or reorganization of any Borrower or any other Guarantor;

9.11 Material Misstatement. Any statement, representation or warranty made in or pursuant to this Agreement or any other Credit Document or to induce the Bank to enter into this Agreement or to enter into the transactions referred to in this Agreement shall prove to be untrue or misleading in any material respect;

9.12 Material Adverse Change. The occurrence of a material adverse change in the financial condition of any Borrower or the occurrence of any event which, in the reasonable opinion of the Bank, materially impairs the financial responsibility of any Borrower; or

9.13 Entry of Judgment. The entry or issuance of judgments, orders, decrees or fines against any Borrower or any other Guarantor which, in the aggregate, involve liabilities in excess of the sum of $---------- (the discharge of which is not the obligation of any insurance company) and any such judgments or orders involving liabilities in excess of said sum shall have continued unbonded or unsatisfied and without stay of execution or agreement between the parties thereon for a period of 30 days after the entry or issuance of such judgment.

X. REMEDIES.

10.01 Acceleration of Obligations; Other Remedies. Upon and following the occurrence of an Event of Default described in Article IX hereof (other than the Events of Default described in Sections 9.06, 9.07, and 9.08 hereof), at the Bank's sole option, the Bank's commitment, if any, to make any further advance or Loans hereunder shall terminate and all Obligations shall immediately become due and payable in full, all without protest, presentment, demand or further notice of any kind to the Borrowers, all of which are expressly waived. Upon the occurrence of the Event of Default described in Sections 9.06, 9.07, and 9.08 hereof, immediately and automatically, the Bank's commitment, if any, to make any further advances or Loans hereunder shall terminate and all Obligations shall immediately become due and payable in full, all without protest, presentment, demand or further notice of any kind to the Borrowers, all of which are expressly waived. Upon and following an Event of Default, the Bank may, at its option, exercise any and all rights and remedies it has under this Agreement, any other Credit Document and/or applicable law, including, without limitation, the right to charge and collect interest on the principal portion of the Obligations at a rate equal to the lesser of: (i) the highest rate of interest set forth in the Credit Documents, or (ii) the highest rate of interest allowed by law, such rate of interest to apply to the Obligations, at the Bank's option, upon and after an Event of Default, maturity, whether by acceleration or otherwise, and the entry of a judgment in favor of the Bank with respect to any or all of the Obligations. Upon and following an Event of Default, the Bank may proceed to protect and enforce the Bank's rights under any Credit Document and/or under applicable law by action at law, in equity or other appropriate proceeding including, without limitation, an action for specific performance to enforce or aid in the enforcement of any provision contained herein or in any other Credit Document.

10.02 Right of Set-off. If any of the Obligations shall be due and payable or any one or more Events of Default shall have occurred, whether or not the Bank shall have made demand under any Credit Document and regardless of the adequacy of any collateral for the Obligations or other means of obtaining repayment of the Obligations, the Bank shall have the right, without notice to any Borrower, and is specifically authorized hereby to set-off against and apply to the then unpaid balance of the Obligations any items or funds of any Borrower held by the Bank, any and all deposits (whether general or special, time or demand, matured or unmatured) or any other property of any Borrower, including, without limitation, securities and/or certificates of deposit, now or hereafter maintained by any Borrower for its or their own account with the Bank, and any other indebtedness at any time held or owing by the Bank to or for the credit or the account of any Borrower, even if effecting such set-off results in a loss or reduction of interest or the imposition of a penalty applicable to the early withdrawal of time deposits. For such purpose, the Bank shall have, and each Borrower hereby grants to the Bank, a lien on and security interest in such deposits, property, funds and accounts and the proceeds thereof.

10.04 Remedies Cumulative; No Waiver or Impairment. The rights, powers and remedies of the Bank provided in this Agreement and any of the Credit Documents are cumulative and not exclusive of any right, power or remedy provided by law or equity. No failure or delay on the part of the Bank in the exercise of any right, power or remedy shall operate as a waiver thereof, nor shall any single or partial exercise preclude any other or further exercise thereof, or the exercise of any other right, power or remedy. The liabilities of the Borrowers hereunder and under the other Credit Documents shall be joint and several and the Bank may, in its sole and absolute discretion, enforce any such liability against any Borrower or all Borrowers without affecting or impairing the further enforcement of the liabilities hereunder or under the other Credit Documents against any other Borrower or all Borrowers, as the case may be.

XI. MISCELLANEOUS.

11.01 Notices. Notices and communications under this Agreement and the other Credit Documents shall be in writing and shall be given by either
(i) hand-delivery, (ii) certified mail (return receipt requested, postage prepaid), (iii) reliable overnight commercial courier (charges prepaid), or (iv) telecopy, to the addresses and telecopy numbers listed in this Agreement. Notice given by telecopy shall be deemed to have been given and received when sent. Notice by overnight courier shall be deemed to have been given and received on the date scheduled for delivery. Notice by certified mail shall be deemed to have been given and received on the dates indicated on the receipt returned to the sender thereof. A party may change its address and/or telecopier number by giving written notice to the other party as specified herein. For the avoidance of doubt, any notice required to be given by the Bank to the Borrowers or any Borrower shall be deemed given by the Bank for all purposes when given to Total-Tel Comm in accordance with this Section
11.01. Furthermore, with respect to any notice required to be given by the Borrowers or any particular Borrower, the Bank may rely (and shall be fully protected in relying) on any notice received from any authorized officer of any Borrower which the Bank believed in good faith to be genuine and correct and to be acting on behalf of all Borrowers.

11.02 Costs and Expenses. Whether or not the transactions contemplated by the Credit Documents are fully consummated, the Borrowers shall promptly pay (or reimburse, as the Bank may elect) all reasonable costs and expenses which the Bank has incurred or may hereafter incur in connection with the negotiation, preparation, reproduction, interpretation, perfection, monitoring, administration and enforcement of the Credit Documents, the collection of all amounts due under the Credit Documents, and all amendments, modifications, consents or waivers, if any, to the Credit Documents. Such costs and expenses shall include, without limitation, the reasonable fees and disbursements of counsel to the Bank (including the Bank's in-house counsel), the costs of appraisals, costs of environmental studies, searches of public records, costs of filing and recording documents with public offices, internal and/or external audit and/or examination fees and costs, stamp, excise and other taxes and costs and expenses incurred by the Bank, and the fees of the Bank's accountants, consultants or other professionals. The Borrowers' reimbursement obligations under this paragraph shall survive any termination of the Credit Documents.

11.03 Payment Due on a Day Other Than a Business Day. If any payment due or action to be taken under this Agreement or any Credit Document falls due or is required to be taken on a day that is not a Business Day, such payment or action shall be made or taken on the next succeeding Business Day and such extended time shall be included in the computation of interest.

11.04 Governing Law. This Agreement shall be construed in accordance with and governed by the substantive laws of the State of New Jersey without reference to conflict of laws principles.

11.05 Integration. This Agreement and the other Credit Documents constitute the sole agreement of the parties with respect to the subject matter hereof and thereof and supersede all oral negotiations and prior writings with respect to the subject matter hereof and thereof.

11.06 Amendment; Waiver. No amendment of this Agreement, and no waiver of any one or more of the provisions hereof shall be effective unless set forth in writing and signed by the parties hereto.

11.07 Successors and Assigns. This Agreement (i) shall be binding upon the Borrowers and the Bank and their respective successors and permitted assigns, and (ii) shall inure to the benefit of the Borrowers and the Bank and their respective successors and permitted assigns; provided, however, that no Borrowers may assign its rights hereunder or any interest herein without the prior written consent of the Bank, and any such assignment or attempted assignment by a Borrower shall be void and of no effect with respect to the Bank.

11.08 Sale, Assignment or Participations. The Bank may from time to time sell or assign, in whole or in part, or grant participations in some or all of the Credit Documents and/or the obligations evidenced thereby. The holder of any such sale, assignment or participation, if the applicable agreement between the Bank and such holder so provides, (i) shall be entitled to all of the rights, obligations and benefits of the Bank and (ii) shall be deemed to hold and may exercise the rights of set-off or banker's lien with respect to any and all obligations of such holder to any Borrower, in each case as fully as though such Borrower were directly indebted to such holder. The Bank may, in its discretion, give notice to any Borrower of such sale, assignment or participation; however, the failure to give such notice shall not affect any of the Bank's or such holder's rights hereunder. Each Borrower authorizes the Bank to provide information concerning the Borrowers to any prospective purchaser, assignee or participant. The information provided may include, but is not limited to, amounts, terms, balances, payment history, return item history and any financial or other information about the Borrowers. The Borrowers agrees to indemnify, defend, release the Bank, and hold the Bank harmless, at the Borrowers' cost and expense, from and against any and all lawsuits, claims, actions, proceedings, or suits against the Bank or against any Borrower and the Bank, arising out of or relating to the Bank's reporting or disclosure of such information, unless any such claims are the result of the Bank's gross negligence or willful misconduct.

11.09 Severability. The illegality or unenforceability of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder. In lieu of any illegal or unenforceable provision in this Agreement, there shall be added automatically as a part of this Agreement a legal and enforceable provision as similar in terms to such illegal or unenforceable provision as may be possible.

11.10 Consent to Jurisdiction and Service of Process. Each Borrower irrevocably appoints each and every corporate officer of such Borrower as their attorneys upon whom may be served, by regular or certified mail at the address set forth in this Agreement, any notice, process or pleading in any action or proceeding against it arising out of or in connection with this Agreement or any of the other Credit Documents. Each Borrower hereby consents that any action or proceeding against it may be commenced and maintained in any court within the State of New Jersey or in the United States District Court for the District of New Jersey by service of process on any such officer. Each Borrower further agrees that such courts of the State of New Jersey and the United States District Court for the District of New Jersey shall have jurisdiction with respect to the subject matter hereof and the person of such Borrower and all collateral for the Obligations. Notwithstanding the foregoing, each Borrower agrees that any action brought by such Borrower shall be commenced and maintained only in a court in the federal judicial district or county in which the Bank has its principal place of business in New Jersey.

11.11 Indemnification.

(a) If, after receipt of any payment of all or any part of the Obligations, the Bank is compelled or agrees, for settlement purposes, to surrender such payment to any person or entity for any reason (including, without limitation, a determination that such payment is void or voidable as a preference or fraudulent conveyance, an impermissible set-off, or a diversion of trust funds), then this Agreement and the other Credit Documents shall continue in full force and effect, and each Borrower shall be liable for, and shall indemnify, defend and hold harmless the Bank with respect to the full amount so surrendered.

(b) The Borrowers shall indemnify, defend and hold harmless the Bank with respect to any and all claims, expenses, demands, losses, costs, fines or liabilities of any kind (including, without limitation, those involving death, personal injury or property damage and including reasonable attorneys fees and costs) arising from or in any way related to any hazardous materials or a dangerous environmental condition within, on, from, related to or affecting any real property owned or occupied by the Borrower including, without limitation, any and all claims that may arise as a result of an intentional or unintentional act or omission of any Borrower, any previous owner and/or operator of real property owned or occupied by any Borrower that resulted in the discharge of hazardous substances or wastes into the atmosphere or waters or onto the lands.

(c) The provisions of this paragraph shall survive the termination of this Agreement and the other Credit Documents and shall be and remain effective notwithstanding the payment of the Obligations, the release of any security interest, lien or encumbrance securing the Obligations or any other action which the Bank may have taken in reliance upon its receipt of such payment. Any action by the Bank shall be deemed to have been conditioned upon any payment of the Obligations having become final and irrevocable.

11.12 Inconsistencies. The Credit Documents are intended to be consistent. However, in the event of any inconsistencies among any of the Credit Documents, such inconsistency shall not affect the validity or enforceability of each Credit Document. Each Borrower agrees that in the event of any inconsistency or ambiguity in any of the Credit Documents, the Credit Documents shall not be construed against any one party but shall be interpreted consistent with the Bank's policies and procedures.

11.13 Headings. The headings of articles, sections and paragraphs have been included herein for convenience only and shall not be considered in interpreting this Agreement.

11.14 Schedules. All Schedules, Annexes and/or an Exhibits attached hereto are incorporated herein.

11.15 Judicial Proceeding; Waivers.

(a) EACH PARTY TO THIS AGREEMENT AGREES THAT ANY SUIT, ACTION OR PROCEEDING, WHETHER CLAIM OR COUNTER-CLAIM, BROUGHT OR INSTITUTED BY ANY PARTY HERETO OR ANY SUCCESSOR OR ASSIGN OF ANY PARTY, ON OR WITH RESPECT TO THIS AGREEMENT OR ANY OF THE OTHER CREDIT DOCUMENTS OR THE DEALINGS OF THE PARTIES WITH RESPECT HERETO, OR THERETO, SHALL BE TRIED ONLY BY A COURT AND NOT BY A JURY.

(b) EACH PARTY HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT TO A TRIAL BY JURY IN ANY SUCH SUIT, ACTION OR PROCEEDING. FURTHER, EACH PARTY WAIVES ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER, IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES.

(c) .EACH BORROWER ACKNOWLEDGES AND AGREES THAT THIS SECTION IS A
SPECIFIC AND MATERIAL ASPECT OF THIS AGREEMENT AND THAT THE BANK WOULD NOT EXTEND CREDIT TO ANY BORROWER IF THE WAIVERS SET FORTH IN THIS SECTION WERE NOT A PART OF THIS AGREEMENT.

IN WITNESS WHEREOF, the parties by their duly authorized representatives have executed this Agreement as of the day and year first above written.

WITNESS/ATTEST:             TOTAL-TEL USA COMMUNICATIONS, INC.


By:------------------------ By:-----------------------------
   Name:                       Name:
   Title:                      Title:

                            Address:------------------------

                                    ------------------------

                            Telecopier:---------------------

WITNESS/ATTEST:             TOTAL-TEL, INC.


By:------------------------ By:-----------------------------
   Name:                       Name:
   Title:                      Title:

                            Address:------------------------

                                    ------------------------

                            Telecopier:---------------------


WITNESS/ATTEST:             TOTAL-TEL USA, INC.


By:------------------------ By:-----------------------------
   Name:                       Name:
   Title:                      Title:

                            Address:------------------------

                                    ------------------------

                            Telecopier:---------------------


                            SUMMIT BANK


                            By:-----------------------------
                               Name:
                               Title:

                            Address:------------------------

                                    ------------------------

                            Telecopier:---------------------

EXHIBIT A

EQUIPMENT FACILITY/TERM NOTE


$6,000,000.00                                        August ----, 1996

                                           ----------------, New Jersey




FOR VALUE RECEIVED, and intending to be legally bound hereby, the undersigned, jointly, severally and unconditionally promise to pay to the order of SUMMIT BANK (the "Bank"), the principal amount of all Equipment Loans (as defined in the Credit Agreement referred to below) that are now or may hereafter be made under and pursuant to the Equipment Facility established under said Credit Agreement and that are then outstanding, together with all accrued and unpaid interest thereon and any unpaid costs and expenses payable thereunder and hereunder, on August , 1997 (the "Expiration Date"), unless such obligations are converted to a term loan obligation pursuant to said Credit Agreement, in which case such obligations shall mature and be due and payable on the fifth anniversary of the date of said conversion (the "Maturity Date").


A.Terms of Note.

1. Payment of Principal. The principal balance of each Equipment Loan evidenced by this note (together with any attachments hereto and any amendments or modifications hereof in effect from time to time, this "Note") due and payable in full on the Expiration Date, unless the obligations evidenced hereby are converted to a term loan obligation pursuant to Section 1.04 of the Credit Agreement, in which case the principal balance hereunder shall be payable in consecutive monthly installments in the amounts and on the dates prescribed in Section 1.06 of the Credit Agreement, with a final installment in the amount of the remaining outstanding principal hereunder, together with any accrued and unpaid interest thereon, due and payable on the Maturity Date.

2. Interest Payments. The undersigned agree to pay to the Bank, interest, in arrears, on the outstanding principal balance hereunder at the rates and on the dates set forth in the Credit Agreement, until the entire principal balance hereunder, together with accrued and unpaid interest thereon, is paid in full.

3. Computation of Interest. Interest hereunder shall be computed daily on the basis of a year of 360 days for the actual number of days elapsed. If the due date for any payment of principal is extended by operation of law, interest shall be payable for such extended time.

4. Payment Terms. All payments made hereunder shall be made on or before 10:00 a.m. on the due date thereof, in immediately available funds and in lawful currency of the United States of America and free and clear of, and without deduction or withholding for, any taxes or other payments. Payments shall be deemed made when delivered to the Bank at its offices set forth in this Note or at such other office of the Bank as the Bank shall notify the undersigned of in writing.

5. Incorporation by Reference. This Note is the Equipment Facility/Term Note referred to in that certain Equipment Facility and Revolving Credit Agreement, dated as of August -----, 1996, by and between the Bank and the undersigned (together with any amendments and modifications thereto in effect from time to time, the "Credit Agreement") and is subject to the terms and conditions thereof, which terms and conditions are incorporated herein, including, without limitation, the terms pertaining to payment, definitions, representations, warranties, covenants, events of default and remedies. Any capitalized term used herein without definition shall have the meaning set forth in the Credit Agreement.

6. Bank Records of Advance. The Bank may enter in it business records the date and the amount of each advance and payment of Equipment Loans made pursuant to the Credit Agreement and the date and terms of the conversion of such loans to a term loan pursuant to the Credit Agreement. The Bank's records thereof shall, in the absence of manifest error, be conclusively binding upon the undersigned. In the event the Bank gives notice or renders a statement by mailing such notice or statement to the undersigned, concerning any such advance, conversion or payment, or the amount of principal and interest due on this Note, the undersigned agree that, unless the Bank receives a written notification of exceptions to such a statement within 10 calendar days after such statement or notice is mailed, the statement or notice shall be an account stated, correct and acceptable and binding upon the undersigned.

7. Late Charge. If any installment of principal or interest hereunder is not paid in full when the same is due, the Bank may collect from the undersigned a fee on such unpaid amount equal to 5 percent (5%) of such amount; provided that no such fee shall be imposed if such payment is received by the Bank within ----- days of the due date thereof.

8. Default Rate. At the Bank's option, interest will be assessed on any principal which remains unpaid at the maturity of this Note, whether by acceleration or otherwise, or upon and following an Event of Default, at a rate which is 400 basis points (4%) higher than the rate otherwise charged with respect thereto (the "Default Rate") provided that at no time shall the amounts owed by the undersigned to the Bank pursuant to any judgments entered in favor of Bank with respect to this Note, or any other Credit Document.

B.Remedies.

1. Generally. Upon and following an Event of Default, the Bank, at its option, may exercise any and all rights and remedies it has under this Note, the other Credit Documents and under applicable law, including, without limitation, the right to charge and collect interest on the principal portion of the amounts outstanding hereunder at the Default Rate. Upon and following an Event of Default hereunder, the Bank may proceed to protect and enforce the Bank's rights hereunder and/or applicable law by action at law, in equity, or other appropriate proceeding, including, without limitation, an action for specific performance to enforce or aid in the enforcement of any provision contained herein or in any other Credit Document.

2. Remedies Cumulative; No Waiver. The remedies hereunder and under the other Credit Documents are cumulative and concurrent, and are not exclusive of any other remedies available to the Bank. No failure or delay on the part of the Bank in the exercise of any right, power, remedy or privilege shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power, remedy or privilege preclude any other or further exercise thereof, or the exercise of any other right, power, remedy or privilege.

C.Miscellaneous.

1. Governing Law. This Note shall be construed in accordance with and governed by the substantive laws of the State of New Jersey without reference to conflict of laws principles.

2. Amendment; Waiver. No amendment of this Note, and no waiver of any one or more of the provisions hereof shall be effective unless set forth in writing and signed by the Borrower and the Bank.

3. Successors and Assigns. This Note (i) shall be binding upon the undersigned and the Bank, their respective successors and permitted assigns, and (ii) shall inure to the benefit of the undersigned and the Bank and, their respective successors and permitted assigns; provided, however, that none of the undersigned may assign its rights or obligations hereunder or any interest herein without the prior written consent of the Bank, and any such assignment or attempted assignment by any of the undersigned shall be void and of no effect with respect to the Bank.

4. Severability. The illegality or unenforceability of any provision of this Note or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Note or any instrument or agreement required hereunder. In lieu of any illegal or unenforceable provision in this Note, there shall be added automatically as part of this Note a legal and enforceable provision as similar in terms to such illegal or unenforceable provision as may be possible.

5. Judicial Proceeding; Waiver.

(a) THE UNDERSIGNED AGREE THAT ANY SUIT, ACTION OR PROCEEDING, WHETHER CLAIM OR COUNTERCLAIM, BROUGHT OR INSTITUTED BY THE BANK OR THE UNDERSIGNED OR ANY SUCCESSOR OR ASSIGN OF THE BANK OR THE UNDERSIGNED, ON OR WITH RESPECT TO THIS NOTE OR ANY OTHER CREDIT DOCUMENT OR THE DEALINGS OF THE PARTIES WITH RESPECT HERETO, OR THERETO, SHALL BE TRIED ONLY BY A COURT AND NOT BY A JURY.

(b) THE BANK AND THE UNDERSIGNED EACH HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHT TO A TRIAL BY JURY IN ANY SUCH SUIT, ACTION OR PROCEEDING. FURTHER, THE UNDERSIGNED WAIVE ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER, IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES.

(c) THE UNDERSIGNED ACKNOWLEDGE AND AGREE THAT THIS SECTION IS A
SPECIFIC AND MATERIAL ASPECT OF THIS NOTE AND THAT THE BANK WOULD NOT EXTEND CREDIT TO THE UNDERSIGNED IF THE WAIVERS SET FORTH IN THIS
SECTION WERE NOT A PART OF THIS NOTE.

IN WITNESS WHEREOF, the undersigned have duly executed and delivered to the Bank this Note as of the day and year first above written.


WITNESS/ATTEST:           TOTAL-TEL USA COMMUNICATIONS, INC.


By:-----------------------By:--------------------------
   Name:                                 Name:
   Title:                                Title:

   Address:----------------------

                                  ----------------------

   Telecopier:-------------------

WITNESS/ATTEST:           TOTAL-TEL, INC.


By:-----------------------By:--------------------------
   Name:                                 Name:
   Title:                                Title:

   Address:----------------------

----------------------

   Telecopier:-------------------

Telecopier:_____________________


WITNESS/ATTEST:           TOTAL-TEL USA, INC.


By:-----------------------By:--------------------------
   Name:                                 Name:
   Title:                                Title:

   Address:----------------------

----------------------

   Telecopier:-------------------

EXHIBIT B
Notice of Borrowing Under
Equipment Facility
Borrower: ------------------------------------

Date of Borrowing: ---------------------------

Amount Requested: $---------------------------

The Borrower hereby notifies the Bank that it requires a borrowing ("Borrowing") in the form of an Equipment Loan under the Equipment Facility and Revolving Credit Agreement dated as of August --, 1996 (together with any amendments or modifications thereto in effect from time to time, the "Credit Agreement") established for the Borrowers thereunder in the amount set forth above. The Borrowing will be deposited in the Borrower's Account No. -----------------------. In order to induce the Bank to fund such Borrowing, the Borrower hereby affirms the following:


1. The representations and warranties contained in the Credit Agreement are correct on and as of the date of this Notice of Borrowing.

2. No Event of Default (as defined in the Credit Agreement), and no event which, with the giving of notice, passage of time, or both, would become an Event of Default, has occurred and is continuing.

3. There has been no adverse change in the condition, financial or otherwise, of any of the Borrowers since the date of the Credit
Agreement.

4. All of the Credit Documents (as defined in the Credit Agreement) remain in full force and effect.

5. Attached hereto is a true and correct copy of [invoice/bill of sale] rendered by the vendor in connection with the acquisition of the equipment to be financed with the proceeds of the Borrowing. Said [invoice/bill of sale] accurately states the total consideration to be paid for such equipment, which is $------------ . Also attached is a true and complete description of said equipment and the location or proposed location thereof.

Date: ----------------------, 19

[RELEVANT BORROWER]

By:----------------------------
                       Name:
Title:

EXHIBIT C

REVOLVING CREDIT NOTE


$4,000,000.00                                        August ----, 1996

                                                          , New Jersey


FOR VALUE RECEIVED, and intending to be legally bound hereby, the undersigned, jointly, severally and unconditionally to pay to the order of SUMMIT BANK (the "Bank"), the principal amount of all advances that are now or may hereafter be made under and pursuant to the Revolving Credit Facility established under the Credit Agreement (as defined below) and that are then outstanding, together with accrued, unpaid interest thereon and any unpaid costs and expenses payable hereunder, on May 31, 1997.


A. Terms of Note.

1. Interest Payments. The principal amount of each Revolving Credit Loan (as defined in the Credit Agreement) evidenced by this note (together with any attachments hereto and any amendments and modifications hereto in effect from time to time, this "Note") shall bear interest at the rates set forth in the Credit Agreement and accrued interest shall be due and payable by the undersigned in accordance with the provisions thereof.

2. Computation of Interest. Interest hereunder shall be computed daily on the basis of a year of 360 days for the actual number of days elapsed. If the due date for any payment of principal is extended by operation of law, interests shall be payable for such extended time.

3. Payment Terms. All payments made hereunder shall be made on or before 10:00 a.m. on the due date thereof, in immediately available funds and in lawful currency of the United States of America and free and clear of, and without deduction or withholding for, any taxes or other payments. Payments shall be deemed made when delivered to the Bank at its offices set forth in this Note or at such other office of the Bank as the Bank shall notify the undersigned of in writing.

4. Incorporation by Reference. This Note is the Revolving Credit Note referred to in that certain Equipment Facility and Revolving Credit Agreement, dated as of August ----, 1996, between the Bank and the undersigned (together with any amendments and modifications thereto in effect from time to time, the "Credit Agreement") and is subject to the terms and conditions thereof, which terms and conditions are incorporated herein, including, without limitation, terms pertaining to definitions, representations, warranties, covenants, events of default and remedies. Any capitalized term used herein without definition shall have the definition contained in the Credit Agreement.

5. Bank Records of Advance. The Bank may enter in its business records the date and the amount of each advance of a Revolving Credit Loan, each conversion from one interest rate basis to another and each payment made pursuant to this Note and the Credit Agreement. The Bank's records of such advance, conversion or payment shall, in the absence of manifest error, be conclusively binding upon the undersigned. In the event the Bank gives notice or renders a statement by mailing such notice or statement to the undersigned, concerning any such advance, conversion or payment, or the amount of principal and interest due on this Note, the undersigned agree that, unless the Bank receives a written notification of exceptions to such a statement within 10 calendar days after such statement or notice is mailed, the statement or notice shall be an account stated, correct and acceptable and binding upon the undersigned.

6. Late Charge. If any payment hereunder is not paid in full when the same is due, the Bank may collect from the undersigned a fee on such unpaid amount equal to 5 percent (5%) of such amount; provided that no such fee shall be imposed if such payment is received by the Bank within --- days of the due date thereof.

7. Default Rate. At the Bank's option, interest will be assessed on any principal which remains unpaid at the maturity of this Note, whether by acceleration or otherwise, or upon and following any Event of Default, at a rate which is 400 basis points (4%) higher than the rate otherwise charged with respect thereto (the "Default Rate"), provided that at no time shall the Default Rate exceed the highest rate of interest allowed by law. Such Default Rate of interest shall also be charged on the amounts owed by the undersigned to the Bank pursuant to any judgments entered in favor of Bank in respect of this Note or any other Credit Document.


B. Remedies.

1. Generally. Upon and following an Event of Default, the Bank, at its option, may exercise any and all rights and remedies it has under this Note, the other Credit Documents and under applicable law, including, without limitation, the right to charge and collect interest on the principal portion of the amounts outstanding hereunder at the Default Rate. Upon and following an Event of Default, the Bank may proceed to protect and enforce the Bank's rights under any Credit Document and/or under applicable law by action at law, in equity, or other appropriate proceeding, including, without limitation, an action for specific performance to enforce or aid in the enforcement of any provision contained herein or in any other Credit Document.

2. Remedies Cumulative; No Waiver. The remedies hereunder and under the other Credit Documents are cumulative and concurrent, and are not exclusive of any other remedies available to the Bank. No failure or delay on the part of the Bank in the exercise of any right, power, remedy or privilege shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power, remedy or privilege preclude any other or further exercise thereof, or the exercise of any other right, power, remedy or privilege.

C. Miscellaneous.

1. Governing Law. This Note shall be construed in accordance with and governed by the substantive laws of the State of New Jersey without reference to conflict of laws principles.

2. Amendment; Waiver. No amendment of this Note, and no waiver of any one or more of the provisions hereof shall be effective unless set forth in writing and signed by the Bank and the undersigned.

3. Successors and Assigns. This Note (i) shall be binding upon the undersigned and the Bank, their respective successors and permitted assigns, and (ii) shall inure to the benefit of the undersigned and the Bank and their respective successors and permitted assigns; provided, however, that none of the undersigned may assign its rights or obligations hereunder or any interest herein without the prior written consent of the Bank, and any such assignment or attempted assignment by any of the undersigned shall be void and of no effect with respect to the Bank.

4. Severability. The illegality or unenforceability of any provision of this Note or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Note or any instrument or agreement required hereunder. In lieu of any illegal or unenforceable provision in this Note, there shall be added automatically as part of this Note a legal and enforceable provision as similar in terms to such illegal or unenforceable provision as may be possible.

5. Judicial Proceeding; Waivers.

(a) THE UNDERSIGNED AGREE THAT ANY SUIT, ACTION OR PROCEEDING, WHETHER CLAIM OR COUNTERCLAIM, BROUGHT OR INSTITUTED BY THE BANK OR THE UNDERSIGNED OR ANY SUCCESSOR OR ASSIGN OF THE BANK OR THE UNDERSIGNED, ON OR WITH RESPECT TO THIS NOTE OR ANY OTHER CREDIT DOCUMENT OR THE DEALINGS OF THE PARTIES WITH RESPECT HERETO, OR THERETO, SHALL BE TRIED ONLY BY A COURT AND NOT BY A JURY.

(b) THE BANK AND THE UNDERSIGNED EACH HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHT TO A TRIAL BY JURY IN ANY SUCH SUIT, ACTION OR PROCEEDING. FURTHER, THE UNDERSIGNED WAIVE ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER, IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES.

(c) THE UNDERSIGNED ACKNOWLEDGE AND AGREE THAT THIS SECTION IS A
SPECIFIC AND MATERIAL ASPECT OF THIS NOTE AND THAT THE BANK WOULD NOT EXTEND CREDIT TO THE UNDERSIGNED IF THE WAIVERS SET FORTH IN THIS
SECTION WERE NOT A PART OF THIS NOTE.


IN WITNESS WHEREOF, the undersigned have duly executed and delivered to the Bank this Note as of the date first above written.


WITNESS/ATTEST:             TOTAL-TEL USA COMMUNICATIONS, INC.



By:------------------------ By:-----------------------------
   Name:                       Name:
   Title:                      Title:

                            Address:------------------------

                                    ------------------------

                            Telecopier:---------------------




WITNESS/ATTEST:             TOTAL-TEL, INC.


By:------------------------ By:-----------------------------
   Name:                       Name:
   Title:                      Title:

                            Address:------------------------

                                    ------------------------

                            Telecopier:---------------------


WITNESS/ATTEST:             TOTAL-TEL USA, INC.


By:------------------------ By:-----------------------------
   Name:                       Name:
   Title:                      Title:

                            Address:------------------------

                                    ------------------------

                            Telecopier:---------------------



EXHIBIT D
Notice of Borrowing Under
Revolving Credit

Borrower: ------------------------------------

Date of Borrowing: ---------------------------

Amount Requested: $---------------------------

Interest Rate Basis: Prime/LIBOR

Interest Period: 1/2/3 Month[s]


The Borrower hereby notifies the Bank that it requires a borrowing ("Borrowing") in the form of a Revolving Credit Loan under the Equipment Facility and Revolving Credit Agreement dated as of August ---, 1996 (together with any amendments or modifications thereto in effect from time to time, the "Credit Agreement") established for the Borrowers thereunder in the amount set forth above. The Borrowing will be deposited in the Borrower's Account No. -----------------------. In order to induce the Bank to fund such Borrowing, the Borrower hereby affirms the following:


1. The representations and warranties contained in the Credit Agreement are correct on and as of the date of this Notice of Borrowing.

2. No Event of Default (as defined in the Credit Agreement), and no event which, with the giving of notice, passage of time, or both, would become an Event of Default, has occurred and is continuing.

3. There has been no adverse change in the condition, financial or otherwise, of any of the Borrowers since the date of the Credit
Agreement.

4. All of the Credit Documents (as defined in the Credit Agreement) remain in full force and effect.

5. Use of Borrowing will be:


Date: ---------------------, 19

[RELEVANT BORROWER]


By:-------------------------
                       Name:
Title:

EXHIBIT E

CLOSING CHECKLIST

SUMMIT BANK ( the "Bank")
EQUIPMENT FACILITY AND REVOLVING CREDIT AGREEMENT with
TOTAL-TEL USA COMMUNICATIONS, INC.
TOTAL-TEL, INC.,
and
TOTAL-TEL USA, INC.
as "Borrowers"
and
TOTAL-TEL SOUTHWEST, INC.
TOTAL-TEL CARRIER SERVICES, INC.
and
TOTAL-TEL SERVICES, INC.
as "Subsidiary Guarantors"

August ----, 1996



 1. Equipment Facility and Revolving Credit Agreement

 2. Equipment Facility/Term Note

 3. Revolving Credit Note

 4. Security Agreement of Borrowers and Subsidiary Guarantors

 5. UCC-1 Financing Statements against Borrowers and Subsidiary
Guarantors (state and local in NJ, NY and FLA)

 6. Guaranty and Suretyship Agreement of Subsidiary Guarantors

 7. Guaranty and Suretyship Agreement of Borrowers

 8. Certificate of Authority and Incumbency from Secretary of each Borrower, which shall have attached as exhibits:

a) Certificate of Incorporation
b) By-laws
c) Authorizing Resolution of Board of Directors

 9. Certificates of Good Standing for each Borrower in New Jersey

10. Certificates of Qualification to do business as a foreign corporation in New York and Florida, as appropriate

11. Certificate of Authority from Secretary of each Subsidiary
Guarantor, which shall have attached as exhibits:

a) Certificate of Incorporation
b) By-laws
c) Authorizing Resolution of Board of Directors
d) Shareholders' Consent

12. Certificates of Good Standing for each Subsidiary Guarantor in New
Jersey

13. UCC, Tax Lien and Judgment Searches against each Borrower and
Subsidiary Guarantor in all appropriate jurisdictions

14. Landlord Consent and Waivers for each landlord of premises in which equipment is located

15. Opinion of Counsel to Borrowers and Subsidiary Guarantors

16. Evidence of Requisite Insurance

17. Currently due financial statements [if any]

18. Reliance letter from Borrowers' certified public accountant regarding audited annual statements

EXHIBIT F


COMPLIANCE CERTIFICATE OF TOTAL-TEL USA COMMUNICATIONS, INC.

FOR THE FISCAL YEAR ENDING ------------------------ 19 --- OR

FOR THE FISCAL QUARTER ENDING --------------------- 19 ---

This Compliance Certificate, signed by the chief financial officer of TOTAL-TEL USA COMMUNICATIONS, INC. (the "Company"), is delivered to the Bank pursuant to Section 7.02 of the Equipment Facility and Revolving Credit Agreement (the "Credit Agreement") dated as of August ---, 1996.

The undersigned certificates that he/she is authorized to execute this Compliance Certificate on behalf of the Company and hereby certifies on behalf of the Company as follows:

(1) all representations and warranties set forth in the Credit Agreement and in any other Credit Document (as defined in the Credit Agreement) remain true and correct;

(2) none of the covenants in the Credit Agreement or in any of the other Credit Documents has been breached;

(3) no event has occurred which, alone, or with the giving of notice or the passage of time, or both, would constitute an Event of Default under the Credit Agreement or under any of the other Credit Documents. No material adverse change has occurred in the financial condition of any of the Borrowers; and

(4) attached hereto is the computation of the financial covenants set forth in Sections [ ---, ---, --- and ] of the Credit Agreement, together with the calculation of each significant component necessary to determine compliance with such covenants.

The foregoing representations concerning the Company's financial condition are made to the Bank with the understanding that the Bank will rely on these representations in making credit decisions with respect to the Credit Agreement.

TOTAL-TEL      USA


COMMUNICATIONS, INC.


By:---------------------------
                                 Name:
                                 Title:

ANNEX I

SUBSIDIARIES OF

TOTAL-TEL USA COMMUNICATIONS, INC.




Total-Tel, Inc.

Total-Tel USA, Inc.

Total-Tel Southeast, Inc.

Total-Tel Carrier Services, Inc.

Total-Tel Services, Inc.



ANNEX I (cont.)

PENDING LITIGATION



ANNEX I (cont.)

EXISTING INDEBTEDNESS



ANNEX I (cont.)

PERMITTED EXISTING LIENS



$10,000,000.00

EQUIPMENT FACILITY AND REVOLVING CREDIT AGREEMENT


By and Between


SUMMIT BANK,
as Bank


and


TOTAL-TEL USA COMMUNICATIONS, INC.,

TOTAL-TEL, INC.,

and

TOTAL-TEL USA, INC.
as Borrowers






Dated as of August -----, 1996



(Original Document Name = 1168)


BORROWER GUARANTY AND SURETYSHIP AGREEMENT


This BORROWER AND SURETYSHIP AGREEMENT, dated as of August --, 1996 (together with all modifications and amendments hereto in effect from time to time, this Guaranty) is made by TOTAL-TEL USA COMMUNICATIONS, INC., a -------------- corporation (Total-Tel Comm), TOTAL-TEL, INC., a ---------------- corporation, and TOTAL-TEL USA, INC., a ---------------
---- corporation (each a Guarantor and collectively the Guarantors), in favor of SUMMIT BANK, a banking corporation organized under the laws of the State of New Jersey (the Bank).

BACKGROUND

The Guarantors are the Borrowers, on a joint and several basis, under and pursuant to that certain Equipment Facility and Revolving Credit Agreement, dated even date herewith, with the Bank (such agreement, together with any amendments, modifications, renewal or extensions thereof, the Credit Agreement) and to induce the Bank to make the credit accommodations available to each Guarantor thereunder and to make additional loans, extensions of credit or other financial accommodations to the Obligors (as defined below) now or in the future, and to further secure the observance, payment, and performance of the Obligations (as defined below) by each of the Guarantors and other Obligors, and with full knowledge that the Bank would not make said loans, extensions of credit, or financial accommodations without this Guaranty, which shall be a contract of suretyship, each Guarantor unconditionally, and intending to be legally bound hereby, agrees as follows:

A. Obligations Guarantied. Each Guarantor, jointly and severally, hereby guaranties the full, prompt, and unconditional payment of the Obligations (as defined below), when and as the same shall become due, whether at the stated maturity date, by acceleration, or otherwise, and the full, prompt, and unconditional performance of each and every term and condition of every covenant and agreement to be kept and performed by any of them and/or to any other Obligor under the Credit Agreement and each other Credit Document (as defined below). This Guaranty is a primary obligation of each Guarantor and shall be a continuing inexhaustible Guaranty without limitation as to amount or duration and may not be revoked by any Guarantor except by notice in writing by such Guarantor to the Bank and received by the Bank at least 30 days prior to the date set for such revocation. No such notice shall affect such Guarantor's liability under this Guaranty for any loan, extension of credit, or other financial accommodation made to or committed to be made to any of them and/or to any other Obligor by the Bank occurring prior to the effective date of the revocation, regardless of whether such loan or extension of credit was made before or after notice of revocation.

B. Definitions. As used herein, the following terms shall have the following meanings:

1. Collateral. The term Collateral means all of the "Collateral" as such term is defined in that certain Security Agreement of the Guarantor any Subsidiary Guarantor in favor of the Bank, dated as of even date herewith (hereinafter, the Security Agreement) and any other property of any Guarantor, any Subsidiary Guarantor and/or other Obligor, now or hereafter in the possession of the Bank, in any capacity whatsoever including, but not limited to, any balance or share of any deposit, trust or agency account and all property and assets of any Guarantor, Subsidiary Guarantor and/or other Obligor now or hereafter subject to a security agreement, pledge, mortgage, assignment or other document or agreement granting the Bank a security interest therein or lien or encumbrance thereon.

2. Credit Documents. The term Credit Documents means this Guaranty, the Credit Agreement, the Security Agreement, each "Credit Document" referenced therein, and all other credit accommodations, notes, loan agreements, guarantees, security agreements, mortgages, instruments, pledge agreements, assignments, acceptance agreements, commitments, facilities, reimbursement agreements and any other agreements, documents and instruments, now or hereafter existing, creating, evidencing, guarantying, securing or relating to any or all of the Obligations, together with all amendments, modifications, renewals, or extensions thereof.

3. Obligations. The term Obligations means any and all obligations and indebtedness of every kind and description of any Guarantor or of any other Obligor owed to the Bank (including, without limitation, all such obligations and indebtedness arising under the Credit Agreement and the other Credit Documents and any amendments, modifications, extensions, supplements or renewals of any of the foregoing) whether primary or secondary, direct or indirect, absolute or contingent, sole, joint or several, secured or unsecured, due or to become due, contractual or tortious, arising by operation of law or otherwise, or now or hereafter existing, whether incurred by a Guarantor or any other Obligor as principal, surety, endorser, guarantor, accommodation party or otherwise, including, without limitation, principal, interest and fees including, without limitation, late fees and expenses, including, without limitation, attorneys' fees and costs and/or allocated fees and costs of the Bank's in-house legal counsel.

4. Obligor. The term Obligor means each Guarantor, each Subsidiary Guarantor and each and every maker, endorser, guarantor, and surety of or for the Obligations.

5. Subsidiary Guarantors. The term Subsidiary Guarantors means, collectively, Total-Tel Southeast, Inc., Total-Tel Carrier Services, Inc. and Total-Tel Services, Inc., each a wholly owned subsidiary of Total-Tel Comm.

C. Representations and Warranties; Covenants. Each Guarantor covenants, represents and warrants as of the date hereof and at all times hereafter until the Obligations are fully paid and performed, and any commitments to make loans, extensions of credit, or other financial accommodations to any Obligor have been terminated, as follows:

1. Execution of the Guaranty. This Guaranty and any other Credit Document to which any Guarantor is a party have been duly executed and delivered to the Bank by each Guarantor. Execution, delivery and performance of this Guaranty and any other Credit Document to which any Guarantor is a party will not (i) violate any of such Guarantor's organizational documents, any provision of law, any order of any court, agency, or instrumentality of government, or any provision of any indenture, agreement, or other instrument to which it is a party or by which it or any of its properties is bound; (ii) result in the creation or imposition of any lien, charge, or encumbrance of any nature, other than the liens created by the Credit Documents; or (iii) require any authorization, consent, approval, license, exemption of, or filing or registration with, any court or governmental authority.

2. Obligations of the Guarantor. This Guaranty and any other Credit Document to which any Guarantor is a party are the legal, valid, and binding obligations of each Guarantor, enforceable against it in accordance with their terms, except as the same may be limited by bankruptcy, insolvency, reorganization, or other laws or equitable principles relating to or affecting the enforcement of creditors' rights generally. Each Guarantor is solvent, is able to pay its debts as they become due and has capital sufficient to carry on its business and all businesses in which it is about to engage, and now owns property having a value both at fair valuation and at present fair salable value greater than the amount required to pay its debts. No Guarantor will be rendered insolvent by the execution and delivery of this Guaranty or any of the other documents executed in connection with this Guaranty or by the transactions contemplated hereunder or thereunder. Total-Tel, Inc. Total-Tel USA, Inc. and the Subsidiary Guarantors are each the wholly owned subsidiaries of Total-Tel Comm and the business and operations of such corporations are related and have a common business purpose. To permit the uninterrupted and continuous operations of such common economic enterprise, such corporations now require and will from time to time hereafter require funds for general business purposes.
Accordingly, the proceeds of advances under the Credit Agreement will provide material direct and indirect benefits to each Guarantor, regardless of which corporation receives part or all of the proceeds of such advances.

D. No Limitation of Liability. Without incurring responsibility to any Guarantor and without impairing or releasing the obligations of any Guarantor to the Bank, the Bank may, at any time, and from time to time, without the consent of, or notice to any Guarantor, upon any terms or conditions, and in whole or in part:

1. Payment Terms. Change the manner, place, or terms of payment, and/or change or extend the time for payment, or renew or alter, any of the Obligations, any security therefor or any of the Credit Documents evidencing same, and the Guaranty herein made shall apply to the Obligations and the Credit Documents as so changed, extended, renewed, or altered;

2. Sale of Property. Sell, exchange, release, surrender, realize upon, or otherwise deal with in any manner and in any order, any property by whomsoever at any time pledged, mortgaged, or in which a security interest is given to secure, or howsoever securing, the Obligations;

3. Failure to Exercise Rights. Exercise or refrain from exercising any rights against any Guarantor or any other Obligor or against any Collateral for the Obligations or otherwise act or refrain from acting;

4. Settlement of Obligations. Settle or compromise any Obligations, dispose of any Collateral therefor, with or without consideration, or settle or compromise any liability incurred directly or indirectly in respect thereof or hereof, and subordinate the payment of all or any part thereof to the payment of any Obligations;

5. Application of Funds. Apply any sums by whomsoever paid or howsoever realized to any Obligations;

6. Release of Obligations. Add, release, settle, modify, or discharge the obligation of any Obligor or any other party who is in any way obligated for any of the Obligations;

7. Additional Security. Accept any additional security for the Obligations in any order deemed appropriate by the Bank; and/or

8. Any Other Action. Take any other action which might constitute or defense available to, or a discharge of, any Obligor (including any Guarantor), in respect of the Obligations.

The invalidity, irregularity, or unenforceability of all or any part of the Obligations or any Credit Document or any agreement or instrument relating thereto, or the lack of validity, enforceability, perfection, impairment or loss of any liens or security interests granted in connection therewith, whether caused by any action or inaction of the Bank or otherwise, shall not affect, impair, or be a defense to any Guarantor's obligations under this Guaranty.

E. Waiver of Subrogation. Each Guarantor irrevocably waives any present or future right to which it is or becomes entitled to be subrogated to the Bank's rights against any other Guarantor or Obligor or to seek contribution, reimbursement, indemnification, payment or the like from any other Guarantor or Obligor on account of this Guaranty or any other Credit Document. If, notwithstanding such waiver, any funds or property shall be paid or transferred to a Guarantor on account of such subrogation, indemnification, or contribution at any time when all of the Obligations have not been paid in full, such Guarantor shall hold such funds and/or property in trust for the Bank and shall segregate such funds and/or property from other funds of such Guarantor and shall forthwith pay over or deliver to the Bank such funds and/or property for application by the Bank to the Obligations, whether matured or unmatured, in accordance with the terms of the Credit Documents.

F. Events of Default and Remedies. The occurrence of an "Event of Default" under any Credit Document shall constitute an Event of Default hereunder. Upon and following an Event of Default, the Bank may proceed to protect and enforce the Bank's rights hereunder and/or under applicable law by action at law, in equity or other appropriate proceeding including, without limitation, an action for specific performance to enforce or aid in the enforcement of any provision contained herein or in any other Credit Document.

G. Continuation of Guaranty.

1. Settlements. Settlement of any claim by the Bank against any Guarantor or other Obligor, whether in any proceeding or not, and whether voluntary or involuntary, shall not reduce the amount due under the terms of this Guaranty except to the extent of the amount actually paid by a Guarantor or any other Obligor and legally retained by the Bank in connection with the settlement.

2. Indemnification Upon Recision. If, after receipt of any payment of all or any part of the Obligations or the obligations of any Guarantor to the Bank, the Bank is compelled or agrees, for settlement purposes, to surrender such payment to any person or entity for any reason (including, without limitation, a determination that such payment is void or voidable as a preference or fraudulent conveyance, an impermissible setoff, or a diversion of trust funds), then this Guaranty and the other Credit Documents shall continue in full force and effect or be reinstated, as the case may be, and the Guarantors shall be liable for, and shall indemnify, defend and hold harmless the Bank with respect to the full amount so surrendered. The provisions of this Section shall survive the termination of this Guaranty and the other Credit Documents and shall be and remain effective notwithstanding the payment of the Obligations, the cancellation of the Guaranty or any other Credit Document, the release of any security interest, lien or encumbrance securing the Obligations, the cancellation of the Guaranty or any other Credit Document or any other action which the Bank may have taken in reliance upon its receipt of such payment. Any cancellation of the Guaranty, release of any encumbrance, security interest or lien or other such action shall be deemed to have been conditioned upon any payment of the Obligations having become final and irrevocable.

H. Miscellaneous.

1. Notices. Notices and communications under this Guaranty shall be given in the manner prescribed in the Credit Agreement.

2. Costs, Expenses and Professional Fees. Whether or not the transactions contemplated by the Credit Documents are fully consummated, the Guarantors shall promptly pay (or reimburse, as the Bank may elect) all costs and expenses which the Bank has incurred or may hereafter incur in connection with the negotiation, preparation, reproduction, interpretation, perfection, administration and enforcement of this Guaranty, the collection of all amounts due under this Guaranty, and all amendments, modifications, consents or waivers, if any, to this Guaranty. Such costs and expenses shall include, without limitation, the fees and disbursements of counsel to the Bank (including the Bank's in-house counsel). The Guarantors' reimbursement obligations under this Section shall survive any termination of the Credit Documents.

3. Governing Law. This Guaranty shall be construed in accordance with and governed by the substantive laws of the State of New Jersey without reference to conflict of laws principles.

4. Integration, Amendment. This Guaranty and the other Credit Documents constitute the sole agreement of the parties with respect to the subject matter hereof and thereof and supersede all oral negotiations and prior writings with respect to the subject matter hereof and thereof. No amendment of this Guaranty, and no waiver of any one or more of the provisions hereof shall be effective unless set forth in writing and signed by each Guarantor and the Bank.

5. Successors and Assigns. This Guaranty (i) shall be binding upon each Guarantor and the Bank and their respective successors and permitted assigns, and (ii) shall inure to the benefit of each Guarantor and the Bank and their respective successors and permitted assigns; provided, however, that no Guarantor may assign its interests or obligations hereunder without the prior written consent of the Bank, and any such assignment or attempted assignment by a Guarantor shall be void and of no effect with respect to the Bank.

6. Severability and Consistency. The illegality or unenforceability of any provision of this Guaranty or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Guaranty or any instrument or agreement required hereunder. The Credit Documents are intended to be consistent. However, in the event of any inconsistencies among any of the Credit Documents, such inconsistency shall not affect the validity or enforceability of each Credit Document. The Guarantors agree that in the event of any inconsistency or ambiguity in any of the Credit Documents, the Credit Documents shall not be construed against any one party but shall be interpreted consistent with the Bank's policies and procedures.

7. Consent to Jurisdiction and Service of Process. Each Guarantor irrevocably appoints each and every corporate officer of such Guarantor as its attorneys upon whom may be served, by regular or certified mail at the address set forth in this Guaranty, any notice, process or pleading in any action or proceeding against it arising out of or in connection with this Guaranty or any of the other Credit Documents.
Each Guarantor hereby consents that any action or proceeding against it may be commenced and maintained in any court within the State of New Jersey or in the United States District Court for the District of New Jersey by service of process on any such officer. Each Guarantor further agrees that such courts of the State of New Jersey and the United States District Court for the District of New Jersey shall have jurisdiction with respect to the subject matter hereof and the person of such Guarantor and all Collateral for the Obligations. Notwithstanding the foregoing, each Guarantor agrees that any action brought by such Guarantor shall be commenced and maintained only in a court in the federal judicial district or county in which the Bank has its principal place of business in New Jersey.

8. Headings. The headings of sections and paragraphs have been included herein for convenience only and shall not be considered in interpreting this Guaranty.

9. Judicial Proceeding; Waivers.

 a. EACH PARTY TO THIS GUARANTY AGREES THAT ANY SUIT, ACTION OR PROCEEDING WHETHER CLAIM OR COUNTERCLAIM, BROUGHT OR INSTITUTED BY ANY PARTY HERETO OR ANY SUCCESSOR OR ASSIGN OF ANY PARTY, ON OR WITH RESPECT TO THIS GUARANTY OR ANY OF THE OTHER CREDIT DOCUMENTS OR THE DEALINGS OF THE PARTIES WITH RESPECT HERETO, OR THERETO, SHALL BE TRIED ONLY BY A COURT AND NOT BY A JURY.

 b. EACH GUARANTOR AND THE BANK HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHT TO A TRIAL BY JURY IN ANY SUCH SUIT, ACTION OR PROCEEDING. FURTHER, EACH PARTY WAIVES ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER, IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES.

 c. EACH GUARANTOR ACKNOWLEDGES AND AGREES THAT THIS SECTION IS A SPECIFIC AND MATERIAL ASPECT OF THIS GUARANTY AND THAT THE BANK WOULD NOT EXTEND CREDIT TO ANY GUARANTOR OR OTHER OBLIGOR IF THE WAIVERS SET FORTH IN THIS SECTION WERE NOT A PART OF THIS GUARANTY. EACH GUARANTOR HEREBY WAIVES PRESENTMENT, NOTICE OF DISHONOR AND PROTEST OF ALL INSTRUMENTS INCLUDED IN OR EVIDENCING THE OBLIGATIONS OR THE COLLATERAL, IF ANY, AND ALL OTHER NOTICES AND DEMANDS WHATSOEVER, WHETHER OR NOT RELATING TO SUCH INSTRUMENTS.

IN WITNESS WHEREOF, this Guaranty has been duly executed and delivered to the Bank by each Guarantor on the day and year first above written.

                               TOTAL-TEL USA COMMUNICATIONS, INC.
WITNESS OR ATTEST:


By:--------------------------- By:------------------------------
   Name:                          Name:
   Title:                         Title:

                               TOTAL-TEL, INC.
WITNESS OR ATTEST:


By:--------------------------- By:------------------------------
   Name:                          Name:
   Title:                         Title:

                               TOTAL-TEL USA, INC.
WITNESS OR ATTEST:


By:--------------------------- By:------------------------------
   Name:                          Name:
   Title:                         Title:

ACKNOWLEDGED AND ACCEPTED BY:
SUMMIT BANK


By:------------------------
   Name:
   Title:

(Original Document Name = 1169)


SUBSIDIARY GUARANTY AND SURETYSHIP AGREEMENT


This SUBSIDIARY GUARANTY AND SURETYSHIP AGREEMENT, dated as of August -- , 1996 (together with all modifications and amendments hereto in effect from time to time, this Guaranty) is made by TOTAL-TEL SOUTHEAST, INC., a corporation, TOTAL-TEL CARRIER SERVICES, INC., a corporation and TOTAL-TEL SERVICES, INC., a corporation (each a Guarantor and collectively the Guarantors), in favor of SUMMIT BANK, a banking corporation organized under the laws of the State of New Jersey (the
Bank).

BACKGROUND

To induce the Bank to make loans, extensions of credit or other financial accommodations to TOTAL-TEL USA COMMUNICATIONS, INC. (Total-Tel Comm), TOTAL-TEL, INC. and TOTAL-TEL USA, INC. (each a Borrower and collectively the Borrowers), (including, without limitation, any such credit accommodation provided pursuant to that certain Equipment Facility and Revolving Credit Agreement, dated even date herewith, by and among the Borrowers and the Bank, such agreement, together with any amendments, modifications, renewal or extensions thereof, the Credit Agreement) now or in the future, to secure the observance, payment, and performance of the Obligations (as defined below) and with full knowledge that the Bank would not make said loans, extensions of credit, or financial accommodations without this Guaranty which shall be a contract of suretyship, each Guarantor unconditionally, and intending to be legally bound hereby, agrees as follows:

A. Obligations Guarantied. Each Guarantor, jointly and severally, hereby guaranties the full, prompt, and unconditional payment of the Obligations (as defined below), when and as the same shall become due, whether at the stated maturity date, by acceleration, or otherwise, and the full, prompt, and unconditional performance of each and every term and condition of every covenant and agreement to be kept and performed by any Borrower and any other Obligor under the Credit Agreement and each other Credit Document (as defined below). This Guaranty is a primary obligation of each Guarantor and shall be a continuing inexhaustible Guaranty without limitation as to amount or duration and may not be revoked by any Guarantor except by notice in writing by such Guarantor to the Bank and received by the Bank at least 30 days prior to the date set for such revocation. No such notice shall affect such Guarantor's liability under this Guaranty for any loan, extension of credit, or other financial accommodation made to or committed to be made to any Borrower or any other Obligor by the Bank occurring prior to the effective date of the revocation, regardless of whether such loan or extension of credit was made before or after notice of revocation.

B. Definitions. As used herein, the following terms shall have the following meanings:


1. Collateral. The term Collateral means all of the "Collateral" (as such term is defined in that certain Security Agreement of the Borrowers and Guarantors in favor of the Bank, dated as of even date herewith hereinafter, the Security Agreement) and any other property of any Borrower, Guarantor and/or other Obligor, now or hereafter in the possession of the Bank, in any capacity whatsoever including, but not limited to, any balance or share of any deposit, trust or agency account and all property and assets of any Borrower, Guarantor and/or other Obligor now or hereafter subject to a security agreement, pledge, mortgage, assignment or other document or agreement granting the Bank a security interest therein or lien or encumbrance thereon.

2. Credit Documents. The term Credit Documents means this Guaranty, the Credit Agreement, the Security Agreement, each "Credit Document" referenced therein, and all other credit accommodations, notes, loan agreements, guarantees, security agreements, mortgages, instruments, pledge agreements, assignments, acceptance agreements, commitments, facilities, reimbursement agreements and any other agreements, documents and instruments, now or hereafter existing, creating, evidencing, guarantying, securing or relating to any or all of the Obligations, together with all amendments, modifications, renewals, or extensions thereof.

3. Obligations. The term Obligations means any and all obligations and indebtedness of every kind and description of any Borrower or of any other Obligor owed to the Bank (including, without limitation, all such obligations and indebtedness arising under the Credit Agreement and the other Credit Documents and any amendments, modifications, extensions, supplements or renewals of any of the foregoing) whether primary or secondary, direct or indirect, absolute or contingent, sole, joint or several, secured or unsecured, due or to become due, contractual or tortious, arising by operation of law or otherwise, or now or hereafter existing, whether incurred by a Borrower or any other Obligor as principal, surety, endorser, guarantor, accommodation party or otherwise, including, without limitation, principal, interest and fees including, without limitation, late fees and expenses, including, without limitation, attorneys' fees and costs and/or allocated fees and costs of the Bank's in-house legal counsel.

4. Obligor. The term Obligor means each Borrower and each and every maker, endorser, guarantor, and surety, including, without limitation, each Guarantor, of or for the Obligations.

C. Representations and Warranties; Covenants. Each Guarantor covenants, represents and warrants as of the date hereof and at all times hereafter until the Obligations are fully paid and performed, and any commitments to make loans, extensions of credit, or other financial accommodations to any Borrower have been terminated, as follows:

1. Organization, Powers, etc. Each Guarantor is duly organized, validly existing and in good standing under the laws of the State of its organization. Each Guarantor is authorized to do business in every jurisdiction wherein its ownership of property or conduct of business legally requires such authorization; has the power and authority to own its properties and assets and to carry on its business as it is now being conducted and as now contemplated; and has the power and authority to execute, deliver and perform all of its obligations under this Guaranty and any other Credit Document to which it is a party.

2. Execution of the Guaranty. This Guaranty and any other Credit Document to which any Guarantor is a party have been duly executed and delivered to the Bank by each Guarantor. Execution, delivery and performance of this Guaranty and any other Credit Document to which any Guarantor is a party will not (i) violate any of such Guarantor's organizational documents, any provision of law, any order of any court, agency, or instrumentality of government, or any provision of any indenture, agreement, or other instrument to which it is a party or by which it or any of its properties is bound; (ii) result in the creation or imposition of any lien, charge, or encumbrance of any nature, other than the liens created by the Credit Documents; or (iii) require any authorization, consent, approval, license, exemption of, or filing or registration with, any court or governmental authority.

3. Obligations of the Guarantor. This Guaranty and any other Credit Document to which any Guarantor is a party are the legal, valid, and binding obligations of each Guarantor, enforceable against it in accordance with their terms, except as the same may be limited by bankruptcy, insolvency, reorganization, or other laws or equitable principles relating to or affecting the enforcement of creditors' rights generally. Each Guarantor is solvent, is able to pay its debts as they become due and has capital sufficient to carry on its business and all businesses in which it is about to engage, and now owns property having a value both at fair valuation and at present fair salable value greater than the amount required to pay its debts. No Guarantor will be rendered insolvent by the execution and delivery of this Guaranty or any of the other documents executed in connection with this Guaranty or by the transactions contemplated hereunder or thereunder. Each Guarantor is the wholly owned subsidiary of Total-Tel Comm and the business and operations of the Guarantors and the Borrowers are related and have a common business purpose. To permit the uninterrupted and continuous operations of such common economic enterprise, such corporations now require and will from time to time hereafter require funds for general business purposes. Accordingly, the proceeds of advances under the Credit Agreement will provide material direct and indirect benefits to each Guarantor, regardless of which corporation receives part or all of the proceeds of such advances.

4. Books and Records. Each Guarantor shall keep and maintain complete and accurate books and records in accordance with generally accepted accounting principles (GAAP) consistently applied, reflecting all of its financial affairs. Each Guarantor shall permit representatives of the Bank to examine and audit such Guarantor's books and records and to inspect its facilities and properties at reasonable times and upon reasonable notice. Each Guarantor shall promptly notify the Bank of any Event of Default, adverse litigation and/or a material adverse change in its financial condition.

5. Taxes and Other Charges. Each Guarantor shall prepare and timely file all federal, state and local tax returns required to be filed by it and shall submit to the Bank a copy of its federal tax return within fifteen
(15) day after filing same with the Internal Revenue Service.

6. Obligations under Loan Agreement. Each Guarantor represents and warrants that it has received and has had an opportunity to review the Credit Agreement and each of the Credit Documents executed in connection therewith. Each Guarantor covenants and agrees that it shall perform and observe all of the terms, covenants and agreements set forth in the Credit Agreement on its part to be performed or observed or that the Borrower has agreed to cause the Guarantors to perform or observe.

D. No Limitation of Liability. Without incurring responsibility to any Guarantor and without impairing or releasing the obligations of any Guarantor to the Bank, the Bank may, at any time, and from time to time, without the consent of, or notice to any Guarantor, upon any terms or conditions, and in whole or in part:

1. Payment Terms. Change the manner, place, or terms of payment, and/or change or extend the time for payment, or renew or alter, any of the Obligations, any security therefor or any of the Credit Documents evidencing same, and the Guaranty herein made shall apply to the Obligations and the Credit Documents as so changed, extended, renewed, or altered;

2. Sale of Property. Sell, exchange, release, surrender, realize upon, or otherwise deal with in any manner and in any order, any property by whomsoever at any time pledged, mortgaged, or in which a security interest is given to secure, or howsoever securing, the Obligations;

3. Failure to Exercise Rights. Exercise or refrain from exercising any rights against any Borrower or any other Obligor (including any Guarantor) or against any Collateral for the Obligations or otherwise act or refrain from acting;

4. Settlement of Obligations. Settle or compromise any Obligations, dispose of any Collateral therefor, with or without consideration, or settle or compromise any liability incurred directly or indirectly in respect thereof or hereof, and subordinate the payment of all or any part thereof to the payment of any Obligations;

5. Application of Funds. Apply any sums by whomsoever paid or howsoever realized to any Obligations;

6. Release of Obligations. Add, release, settle, modify, or discharge the obligation of any Obligor or any other party who is in any way obligated for any of the Obligations;

7. Additional Security. Accept any additional security for the Obligations in any order deemed appropriate by the Bank; and/or

8. Any Other Action. Take any other action which might constitute or defense available to, or a discharge of, any Borrower or any other Obligor (including any Guarantor), in respect of the Obligations.

The invalidity, irregularity, or unenforceability of all or any part of the Obligations or any Credit Document or any agreement or instrument relating thereto, or the lack of validity, enforceability, perfection, impairment or loss of any liens or security interests granted in connection therewith, whether caused by any action or inaction of the Bank or otherwise, shall not affect, impair, or be a defense to any Guarantor's obligations under this Guaranty.

E. Waiver of Subrogation. Each Guarantor irrevocably waives any present or future right to which it is or becomes entitled to be subrogated to the Bank's rights against any Borrower or any other Obligor or to seek contribution, reimbursement, indemnification, payment or the like from any Borrower or any other Obligor on account of this Guaranty or any other Credit Document. If, notwithstanding such waiver, any funds or property shall be paid or transferred to a Guarantor on account of such subrogation, indemnification, or contribution at any time when all of the Obligations have not been paid in full, such Guarantor shall hold such funds and/or property in trust for the Bank and shall segregate such funds and/or property from other funds of such Guarantor and shall forthwith pay over or deliver to the Bank such funds and/or property for application by the Bank to the Obligations, whether matured or unmatured, in accordance with the terms of the Credit Documents.

F. Events of Default. The occurrence of an "Event of Default" under any Credit Document shall constitute an Event of Default hereunder.

G. Remedies.

1. Acceleration of Obligations; Default Rate; Other Remedies. Upon and following an Event of Default (other than the commencement by any Obligor of any bankruptcy, reorganization, debt arrangement, or other case or proceeding under the United States Bankruptcy Code or under any similar foreign, federal, state, or local statute, or any dissolution or liquidation proceeding, or the making by any Obligor of a general assignment for the benefit of creditors, or the taking of any action for the purpose of effecting any of the foregoing, or the involuntary commencement against any Obligor of any bankruptcy, reorganization, debt arrangement, or other case or proceeding under the United States Bankruptcy Code or under any similar foreign, federal, state or local statute, or any dissolution or liquidation proceeding against or in respect of any Obligor or the entry of an order for relief in any such proceeding (herein referred to as a Bankruptcy Event)) at the Bank's option, all Obligations shall immediately become due and payable in full, all without protest, presentment, demand or further notice of any kind to any Guarantor or other Obligor, all of which are expressly waived. Upon and following a Bankruptcy Event, immediately and automatically, all Obligations shall become due and payable in full, all without protest, presentment, demand or further notice of any kind to any Guarantor or any other Obligor, all of which are expressly waived. Upon and following an Event of Default, the Bank may, at its option, exercise any and all rights and remedies it has under this Guaranty, any other Credit Document and/or applicable law, including, without limitation, the right to charge and collect interest on the principal portion of the Obligations at a rate equal to the lesser of: (i) the highest rate of interest set forth in the Credit Documents, or (ii) the highest rate of interest allowed by law, such rate of interest to apply to the Obligations, at the Bank's option, after an Event of Default, maturity, whether by acceleration or otherwise, and after the entry of a judgment in favor of the Bank with respect to any or all of the Obligations. Upon and following an Event of Default, the Bank may proceed to protect and enforce the Bank's rights hereunder and/or under applicable law by action at law, in equity or other appropriate proceeding including, without limitation, an action for specific performance to enforce or aid in the enforcement of any provision contained herein or in any other Credit Document.

2. Right of Set-off. If any of the Obligations shall be due and payable or any one or more Events of Default shall have occurred, whether or not the Bank shall have made any demand under this Guaranty, and regardless of the adequacy of any Collateral for the Obligations or other means of obtaining repayment of the Obligations, the Bank shall have the right, without notice to any Guarantor or to any other Obligor, and is specifically authorized hereby to apply toward and set-off against and apply to the then unpaid balance of the Obligations any items or funds of any Guarantor held by the Bank, any and all deposits (whether general or special, time or demand, matured or unmatured) or any other property of any Guarantor, including, without limitation, securities and/or certificates of deposit, now or hereafter maintained by any Guarantor for its own account with the Bank, and any other indebtedness at any time held or owing by the Bank to or for the credit or the account of any Guarantor, even if effecting such set-off results in a loss or reduction of interest or the imposition of a penalty applicable to the early withdrawal of time deposits. For such purpose, the Bank shall have, and each Guarantor hereby grants to the Bank, a first lien on and security interest in such deposits, property, funds and accounts and the proceeds thereof.

3. Remedies Cumulative; No Waiver. The rights, powers, remedies and privileges of the Bank provided in this Guaranty and the other Credit Documents are cumulative and not exclusive of any right, power, remedy or privilege provided by law or equity. No failure or delay on the part of the Bank in the exercise of any right, power, remedy or privilege shall operate as a waiver thereof, nor shall any single or partial exercise preclude any other or further exercise thereof, or the exercise of any other right, power, remedy or privilege. The liabilities of the Guarantors hereunder shall be joint and several and the Bank may, in its sole and absolute discretion, enforce any such liability against any Guarantor or all of the Guarantors without affecting or impairing the enforcement of the liabilities hereunder against any other Guarantor or all Guarantors, as the case may be.

H. Continuation of Guaranty.

1. Settlements. Settlement of any claim by the Bank against any Borrower, whether in any proceeding or not, and whether voluntary or involuntary, shall not reduce the amount due under the terms of this Guaranty except to the extent of the amount actually paid by a Borrower or any other Obligor and legally retained by the Bank in connection with the settlement.

2. Indemnification Upon Recision. If, after receipt of any payment of all or any part of the Obligations or the obligations of any Guarantor to the Bank, the Bank is compelled or agrees, for settlement purposes, to surrender such payment to any person or entity for any reason (including, without limitation, a determination that such payment is void or voidable as a preference or fraudulent conveyance, an impermissible setoff, or a diversion of trust funds), then this Guaranty and the other Credit Documents shall continue in full force and effect or be reinstated, as the case may be, and the Guarantors shall be liable for, and shall indemnify, defend and hold harmless the Bank with respect to the full amount so surrendered. The provisions of this Section shall survive the termination of this Guaranty and the other Credit Documents and shall be and remain effective notwithstanding the payment of the Obligations, the cancellation of the Guaranty or any other Credit Document, the release of any security interest, lien or encumbrance securing the Obligations, the cancellation of the Guaranty or any other Credit Document or any other action which the Bank may have taken in reliance upon its receipt of such payment. Any cancellation of the Guaranty, release of any encumbrance, security interest or lien or other such action shall be deemed to have been conditioned upon any payment of the Obligations having become final and irrevocable.

I. Miscellaneous.

1. Notices. Notices and communications under this Guaranty shall be in writing and shall be given by either (i) hand-delivery, (ii) first class mail (postage prepaid), (iii) reliable overnight commercial courier (charges prepaid), or (iv) telecopy, to the addresses and telecopy numbers set forth in this Guaranty. Notice given by telecopy shall be deemed to have been given and received when sent. Notice by overnight courier shall be deemed to have been given and received on the date scheduled for delivery. Notice by mail shall be deemed to have been given and received 3 calendar days after the date first deposited in the United States Mail. Notice by hand delivery shall be deemed to have been given and received upon delivery. A party may change its address and/or telecopier number by giving written notice to the other party as specified herein.

2. Costs, Expenses and Professional Fees. Whether or not the transactions contemplated by the Credit Documents are fully consummated, the Guarantors shall promptly pay (or reimburse, as the Bank may elect) all costs and expenses which the Bank has incurred or may hereafter incur in connection with the negotiation, preparation, reproduction, interpretation, perfection, administration and enforcement of this Guaranty, the collection of all amounts due under this Guaranty, and all amendments, modifications, consents or waivers, if any, to this Guaranty. Such costs and expenses shall include, without limitation, the fees and disbursements of counsel to the Bank (including the Bank's in-house counsel). The Guarantors' reimbursement obligations under this Section shall survive any termination of the Credit Documents.

3. Governing Law. This Guaranty shall be construed in accordance with and governed by the substantive laws of the State of New Jersey without reference to conflict of laws principles.

4. Integration, Amendment. This Guaranty and the other Credit Documents constitute the sole agreement of the parties with respect to the subject matter hereof and thereof and supersede all oral negotiations and prior writings with respect to the subject matter hereof and thereof. No amendment of this Guaranty, and no waiver of any one or more of the provisions hereof shall be effective unless set forth in writing and signed by each Guarantor and the Bank.

5. Successors and Assigns. This Guaranty (i) shall be binding upon each Guarantor and the Bank and their respective successors and permitted assigns, and (ii) shall inure to the benefit of each Guarantor and the Bank and their respective successors and permitted assigns; provided, however, that no Guarantor may assign its interests or obligations hereunder without the prior written consent of the Bank, and any such assignment or attempted assignment by a Guarantor shall be void and of no effect with respect to the Bank.

6. Sale, Assignment or Participations. The Bank may from time to time sell or assign, in whole or in part, or grant participations in some or all of the Credit Documents and/or the obligations evidenced thereby. The holder of any such sale, assignment or participation, if the applicable agreement between the Bank and such holder so provides, (i) shall be entitled to all of the rights, obligations and benefits of the Bank and (ii) shall be deemed to hold and may exercise the rights of set-off or banker's lien with respect to any and all obligations of such holder against any Guarantor, in each case as fully as though each such Guarantor were directly indebted to such holder. The Bank may, in its sole discretion, give notice to the Guarantors of such sale, assignment or participation; however, the failure to give such notice shall not affect any of the Bank's or such holder's rights hereunder. Each Guarantor authorizes the Bank to provide information concerning such Guarantor to any prospective purchaser, assignee or participant.

7. Severability and Consistency. The illegality or unenforceability of any provision of this Guaranty or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Guaranty or any instrument or agreement required hereunder. The Credit Documents are intended to be consistent. However, in the event of any inconsistencies among any of the Credit Documents, such inconsistency shall not affect the validity or enforceability of each Credit Document. The Guarantors agree that in the event of any inconsistency or ambiguity in any of the Credit Documents, the Credit Documents shall not be construed against any one party but shall be interpreted consistent with the Bank's policies and procedures.

8. Consent to Jurisdiction and Service of Process. Each Guarantor irrevocably appoints each and every corporate officer of such Guarantor as its attorneys upon whom may be served, by regular or certified mail at the address set forth in this Guaranty, any notice, process or pleading in any action or proceeding against it arising out of or in connection with this Guaranty or any of the other Credit Documents. Each Guarantor hereby consents that any action or proceeding against it may be commenced and maintained in any court within the State of New Jersey or in the United States District Court for the District of New Jersey by service of process on any such officer. Each Guarantor further agrees that such courts of the State of New Jersey and the United States District Court for the District of New Jersey shall have jurisdiction with respect to the subject matter hereof and the person of such Guarantor and all Collateral for the Obligations. Notwithstanding the foregoing, each Guarantor agrees that any action brought by such Guarantor shall be commenced and maintained only in a court in the federal judicial district or county in which the Bank has its principal place of business in New Jersey.

9. Headings. The headings of sections and paragraphs have been included herein for convenience only and shall not be considered in interpreting this Guaranty.

10. Judicial Proceeding; Waivers.

 a. EACH PARTY TO THIS GUARANTY AGREES THAT ANY SUIT, ACTION OR PROCEEDING WHETHER CLAIM OR COUNTERCLAIM, BROUGHT OR INSTITUTED BY ANY PARTY HERETO OR ANY SUCCESSOR OR ASSIGN OF ANY PARTY, ON OR WITH RESPECT TO THIS GUARANTY OR ANY OF THE OTHER CREDIT DOCUMENTS OR THE DEALINGS OF THE PARTIES WITH RESPECT HERETO, OR THERETO, SHALL BE TRIED ONLY BY A COURT AND NOT BY A JURY.

 b. EACH GUARANTOR AND THE BANK HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHT TO A TRIAL BY JURY IN ANY SUCH SUIT, ACTION OR PROCEEDING. FURTHER, EACH PARTY WAIVES ANY RIGHT IT MAY HAVE TO CLAIM OR RECOVER, IN ANY SUCH SUIT, ACTION OR PROCEEDING, ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES.

 c. EACH GUARANTOR ACKNOWLEDGES AND AGREES THAT THIS SECTION IS A SPECIFIC AND MATERIAL ASPECT OF THIS GUARANTY AND THAT THE BANK WOULD NOT EXTEND CREDIT TO ANY BORROWER OR OTHER OBLIGOR IF THE WAIVERS SET FORTH IN THIS SECTION WERE NOT A PART OF THIS GUARANTY. EACH GUARANTOR HEREBY WAIVES PRESENTMENT, NOTICE OF DISHONOR AND PROTEST OF ALL INSTRUMENTS INCLUDED IN OR EVIDENCING THE OBLIGATIONS OR THE COLLATERAL, IF ANY, AND ALL OTHER NOTICES AND DEMANDS WHATSOEVER, WHETHER OR NOT RELATING TO SUCH INSTRUMENTS.

IN WITNESS WHEREOF, this Guaranty has been duly executed and delivered to the Bank by each Guarantor on the day and year first above written.


                               TOTAL-TEL SOUTHEAST, INC.
WITNESS OR ATTEST:


By:--------------------------- By:------------------------------
   Name:                          Name:
   Title:                         Title:

                                  Address:----------------------

                                          ----------------------

                                          ----------------------

                                  Telecopier:-------------------


                               TOTAL-TEL CARRIER SERVICES, INC.
WITNESS OR ATTEST:


By:--------------------------- By:------------------------------
   Name:                          Name:
   Title:                         Title:

                                  Address:----------------------

                                          ----------------------

                                          ----------------------

                                  Telecopier:-------------------



                               TOTAL-TEL SERVICES, INC.
WITNESS OR ATTEST:


By:--------------------------- By:------------------------------
   Name:                          Name:
   Title:                         Title:

                                  Address:----------------------

                                          ----------------------

                                          ----------------------

                                  Telecopier:-------------------



ACKNOWLEDGED AND ACCEPTED BY:
SUMMIT BANK



By:------------------------
   Name:
   Title:

   Address:-----------------

           -----------------

           -----------------

   Telecopier:--------------