Form 10-Q
period 1997-04-30
TOTAL TEL USA COMMUNICATIONS INC
filed 1997-06-13
CIK 34497

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                                ----------

                               FORM 10-Q
(Mark one)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, l997
                                       ---------------
OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                       ------------  -----------

                  Commission File Number 0-2180

               TOTAL-TEL USA COMMUNICATIONS, INC.
               ------------------------------------
      (Exact name of registrant as specified in its charter)

           New Jersey                             22-1656895
           ----------                             ----------
(State or other Jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)
        150 Clove Road, 8th Floor, Little Falls, NJ 07424
        ----------------------------------------------------
      (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (201) 812-1100

                                Not applicable
     -------------------------------------------------------------
     (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X   No
                                 ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class              Outstanding at June 10, 1997
 ----------------------------       ------------------------------
Common Share, $.05 par value                 3,113,102




                 TOTAL-TEL USA COMMUNICATIONS, INC.
                 ------------------------------------
                           AND SUBSIDIARIES
                           ----------------
                  FIRST QUARTER REPORT ON FORM 10-Q
                  -----------------------------------


                               INDEX
                               -----
                                                         Page No.

PART I.    FINANCIAL INFORMATION

      Condensed Consolidated Statement of Earnings
      Three months ended April 30, 1997 and 1996              3
        (unaudited)

      Condensed Consolidated Balance Sheets
        April 30, 1997 (unaudited), and
        January 31, 1997                                    4-5

      Condensed Consolidated Statements of Cash Flows
        Three months ended April 30, 1997 and 1996
        (unaudited)                                           6

      Notes to Condensed Consolidated Financial
        Statements (unaudited)                                7

      Management's Discussion and Analysis of
        Financial Condition and Results of Operations      8-10

PART II. OTHER INFORMATION

      Items 1-5                                              11

      Item 6. Exhibits and Reports on Form 8-K               11


SIGNATURES                                                   11



                       TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                     ------------------------------------------------------
                         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                       ------------------------------------------------
                                         (Unaudited)



                                                                  Three months ended
                                                                       April 30,
                                                                       ---------

                                                               1997               1996
                                                               ----               ----
Net Sales                                                 $  26,332,527      $ 17,370,047
                                                          -------------      ------------
Costs and Expenses
     Cost of Sales                                           20,267,445        12,588,507
     Selling, general and administrative                      5,016,887         3,974,820
                                                          -------------      ------------
                                                             25,284,332        16,563,327
                                                          -------------      ------------
Operating Income                                              1,048,195           806,720
                                                          -------------      ------------
Other Income (Expense)
     Interest income                                             25,510            23,619
     Other income                                                 5,523            15,743
     Interest expense                                           (35,052)             --
                                                          -------------      ------------
                   Total Other Income (Expense)                  (4,019)           39,362
                                                          -------------      ------------

Earnings before provision for income taxes                    1,044,176           846,082

Provision for Income Tax                                       (421,400)         (342,700)
                                                          -------------      ------------


NET EARNINGS                                                   $622,776          $503,382
                                                          -------------      ------------


NET EARNINGS PER COMMON AND COMMON
     EQUIVALENT SHARE                                             $ .18             $ .15
                                                          -------------      ------------
Weighted Average Shares Outstanding                           3,394,014         3,338,026
                                                          -------------      ------------
Dividends Per Share                                                NONE              NONE
                                                          -------------      ------------



              See notes to condensed consolidated financial statements.






                    TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                    ---------------------------------------------------
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          -------------------------------------

                                                             APRIL 30,         JANUARY 31,
                                                               1997               1997
                                                           ------------       -----------
                                                           (Unaudited)           (Note)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                             $ 3,553,998      $  2,589,187

     Securities available for sale                           1,006,121         1,010,594

     Accounts receivable                                    16,265,812        13,933,652

     Note receivable                                           159,696           163,706

     Deferred income taxes                                     246,900           263,600

     Prepaid expenses and other current assets                 686,263           583,223
                                                           -----------       -----------
          TOTAL CURRENT ASSETS                              21,918,790        18,543,962



PROPERTY AND EQUIPMENT, LESS ACCUMULATED
     DEPRECIATION AND AMORTIZATION                          11,550,156        11,065,689

OTHER ASSETS:

     Notes Receivable                                           86,383            86,383

     Deferred line installation costs, less
          accumulated amortization                             340,672           281,392

     Other assets                                              568,203           516,635
                                                           -----------       -----------
                                                               995,258           884,410
                                                           -----------       -----------
                                                           $34,464,204       $30,494,061
                                                           -----------       -----------

       NOTE: The balance sheet at January 31, 1997 has been taken from the audited consolidated financial statements at that date.

              See notes to condensed consolidated financial statements.







                    TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                    ---------------------------------------------------
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          -------------------------------------


                                                             APRIL 30,         JANUARY 31,
                                                               1997               1997
                                                           ------------       -----------
                                                           (Unaudited)           (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                    $  13,275,349     $  10,222,260

     Other current and accrued liabilities                   2,430,760         2,222,141

     Salaries and wages payable                                356,983           613,477
                                                           -----------       -----------

          TOTAL CURRENT LIABILITIES                         16,063,092        13,057,878
                                                           -----------       -----------

OTHER LONG-TERM LIABILITIES                                    258,295           259,220
                                                           -----------       -----------
LONG-TERM DEBT                                               2,940,000         2,940,000
                                                           -----------       -----------
DEFERRED INCOME TAXES                                          847,801           850,301
                                                           -----------       -----------
SHAREHOLDERS' EQUITY

     Common stock                                              196,075           187,792
     Additional paid-in capital                              3,912,728         3,572,026
     Retained earnings                                      11,801,243        11,178,467
                                                           -----------       -----------
                                                            15,910,046        14,938,285

     Treasury stock                                         (1,547,301)       (1,547,251)
     Receivable from shareholder                              (100,000)         (100,000)
     Unrealized gain on securities available for sale           92,271            95,628
                                                           -----------       -----------
          Total shareholders' equity                        14,355,016        13,386,662
                                                           -----------       -----------
                                                          $ 34,464,204      $ 30,494,061
                                                           -----------       -----------

           NOTE: The balance sheet at January 31, 1997 has been taken from the audited consolidated financial statements at that date.

              See notes to condensed consolidated financial statements.





                        TOTAL TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                        ---------------------------------------------------
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         -----------------------------------------------
                                          (Unaudited)

                                                                Three months ended
                                                                    April 30,
                                                              1997               1996
                                                           -----------       -----------
OPERATING ACTIVITIES
     Net earnings                                          $   622,776        $  503,382
     Adjustment for non-cash charges                           738,240           602,587
     Changes in assets and liabilities                         254,781          (392,872)
                                                           -----------       -----------
     Net cash provided by operating activities               1,615,797           713,097
                                                           -----------       -----------
INVESTING ACTIVITIES:
     Maturities of securities available for sale                    --           371,400
     Purchase of securities available for sale                      --          (168,631)
     Note receivable employee                                       --           (10,000)
     Collection of notes receivable                              4,010             2,135
     Purchase of property and equipment                      ( 852,434)         (313,699)
     Additions to deferred line installation costs             (84,834)          (10,805)
                                                           -----------       -----------
     Net cash used in investing activities                    (933,258)         (129,600)
                                                           -----------       -----------
FINANCING ACTIVITIES:
     Exercise of stock options                                 282,272            34,892
                                                           -----------       -----------
     Net cash provided by financing activities                 282,272            34,892
                                                           -----------       -----------
NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                      964,811           618,389

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                   $ 2,589,187       $ 3,177,138
                                                           -----------       -----------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                         $ 3,553,998       $ 3,795,527
                                                           -----------       -----------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                            $ 35,051                --
          Income taxes                                         $20,000          $120,000

              See notes to condensed consolidated financial statements.






            TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



Note A--Basis of Presentation


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the "Company") for the fiscal year ended January 31, 1997. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998


Note B--New Accounting Pronouncements


     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accountings Standards No. 128, "Earnings per Share," which is effective for financial statements ending after December 15, l997. This statement supersedes Accounting Principles Board Opinion No. 15 and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and provides guidance on other computational changes. Had the provisions of the statement been effective for the current quarter, the following pro forma EPS amounts would have been disclosed:

               Basic EPS:             $ 0.20
                                      ------
               Diluted EPS:           $ 0.18
                                      ------






     TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULT OF OPERATIONS




Results of Operations

Net sales were approximately $26,333,000 for the first quarter of the current fiscal year, an increase of approximately $8,962,000, or 51.6%, as compared to the first quarter of the prior fiscal year. This increase was attributable to continued, intensive sales and marketing efforts by the Registrant, an expanded agency sales network, and substantially increased carrier sales.
 However, given the competitive climate in the long distance telephone industry, there can be no assurance that this rate of growth will continue throughout the remainder of the current fiscal year.

For the current fiscal quarter, the telephone service billed approximately 195,087,000 minutes of calling as compared to approximately 134,180,000 minutes of calling for the comparable quarter of the prior year, resulting in an increase of approximately 60,907,000 minutes, or 45.4%. The average revenue per minute decreased slightly in the current fiscal quarter as compared to the prior fiscal year's quarter, and was primarily attributable to the intense competition faced by the Registrant.

Cost of sales increased approximately $7,679,000 or 61.0% to approximately $20,267,000 for the current quarter. The increase was unfavorable in relation to the 51.6% increase in sales. While the Registrant was able to continue to negotiate lower line rates from several of its major suppliers, the gross margin for the current quarter decreased to approximately 23.0% as compared to approximately 27.5% for the same quarter of the prior fiscal year. This decrease in the gross margin is reflective of the lower charge per minute billed by the Registrant which was primarily attributable to increased carrier sales and price pressures in the telecommunications industry.

Selling, general and administrative expense for the current fiscal quarter was approximately $5,017,000, an increase of approximately $1,042,000, or 26.2%, as compared to the first quarter of the prior fiscal year due primarily to increased sales and administrative salaries of $929,000 and sales commissions of $234,000 which can be attributed to the increased sales volume in the quarter.




      TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS
                          (Continued)


Earnings per share from continuing operations increased to $.18 per share for the current quarter as compared to $.15 per share for the quarter ended April 30, l996.

Liquidity and Capital Resources

At April 30, 1997, the Registrant had working capital of $5,855,698, an increase of $369,614 as compared to January 31, 1997. The ratio of current assets to current liabilities at April 30, 1997 was 1.4:1 the same as January 31, l997. The increase in working capital at April 30, 1997 was primarily attributable to increases in (i) cash of approximately $965,000 (ii) accounts receivable of $2,332,000 and (iii) prepaid expenses and other assets of approximately $155,000, a decrease in salaries and wages payable of approximately $256,000, partially offset by an increase in accounts payable of approximately $3,053,000 and an increase in other current and accrued liabilities of approximately $209,000. The Registrant has continued to maintain a strong liquidity position.

The increase in cash of approximately $965,000 was the result primarily of earnings of approximately $623,000, an increase in accounts payable of approximately $3,053,000, non-cash charges of approximately $738,000, and approximately $282,000 from the exercise of stock options, partially offset by an increase in accounts receivable of approximately $2,332,000, the purchase of property and equipment for approximately $937,000 an increase in prepaid expenses and other current assets of approximately $103,000 and a decrease of approximately $256,000 in salaries and wages payable.

Capital expenditures during the first three months of fiscal year 1998 totaled approximately $937,000 and were financed from funds provided by operations. Approximately $283,000 of these expenditures were applicable to the Newark, New Jersey switching system to maintain the speed and quality of the network, $85,000 was expended for equipment at customer's locations and approximately $376,000 on the new switch located in New York. In addition, approximately $133,000 was expended for the local area network in the Little Falls, New Jersey office to improve management information systems and operating efficiencies. The balance of capital expenditures was for furniture and fixtures and service vehicles.






       TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS
                        (Continued)





Capital expenditures for the balance of fiscal 1998 are estimated at approximately $4,200,000 and are expected to be used for the following:

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



As of April 30, 1997, the Registrant had an Equipment Facility and Revolving Credit Agreement (the "Facility") with a major New Jersey bank. This Facility provides the Registrant with an unsecured line of credit of $4,000,000 and $6,000,000 for the purchase of machinery and equipment, primarily switching equipment, and is secured by the Registrant's machinery and equipment. The Registrant has currently drawn down $2,000,000 of the $6,000,000 and has the ability and intent to convert this to a term loan. The Registrant has utilized $100,000 of the unsecured line of credit for the issuance of letters of credit.






    TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                PART II - OTHER INFORMATION

             THREE MONTHS ENDED APRIL 30, 1997




ITEMS 1 - 5     Not applicable

ITEM 6          Exhibits and reports on Form 8-K

               (a)  Exhibits - 27 Financial Data Schedule
               (b) There were no reports on Form 8-K filed for the three months ended April 30, 1997.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TOTAL-TEL USA COMMUNICATIONS, INC.
                              ----------------------------------
                                         (Registrant)


Date    June 12, 1997      By   /S/ Warren H. Feldman, Esq.
        -------------           ---------------------------
                                 Warren H. Feldman, Esq.
                                 Chairman and Chief
                                 Executive Officer


Date   June 12, 1997       By   /S/  Thomas P. Gunning
       -------------           ---------------------------
                               Thomas P. Gunning
                               Vice President, Secretary,
                               Treasurer and Principal
                               Accounting Officer




TOTAL-TEL USA COMMUNICATIONS, INC.