Form 10-Q
period 1997-07-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1997-10-01
CIK 34497

UNITED STATES
                                  -------------
                        SECURITIES AND EXCHANGE COMMISSION
                        ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

FORM 10-Q
(Mark one)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     July 31, 1997
                                      -----------------
OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
                                       ----------       ---------

                    Commission File Number 0-2180

                    TOTAL-TEL USA COMMUNICATIONS, INC.
           (Exact name of registrant as specified in its charter)

    New Jersey                                 22-1656895
--------------------                        ---------------
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

Yes  X   No
    ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding at September 11, 1996
----------------------------          ---------------------------------
Common Share, $.05 par value                   3,127,202 shares

                    TOTAL-TEL USA COMMUNICATIONS, INC.
                    ----------------------------------
                           AND SUBSIDIARIES
                           ----------------
                    SECOND QUARTER REPORT ON FORM 10-Q
                    ----------------------------------

                                INDEX
                                -----
                                                             Page No.

PART I.    FINANCIAL INFORMATION

      Condensed Consolidated Statement of Earnings
         Six months ended July 31, 1997 and 1996
         (unaudited) and three months ended July
         31, 1997 and 1996 (unaudited)                             3

      Condensed Consolidated Balance Sheets
         July 31, 1997 (unaudited), and
         January 31, 1997                                          4-5

      Condensed Consolidated Statements of Cash Flows
         Six months ended July 31, 1997 and 1996
         (unaudited)                                               6

      Notes to Condensed Consolidated Financial
         Statements (unaudited)                                    7

      Management's Discussion and Analysis of
         Financial Condition and Results of Operations             8-10

PART II. OTHER INFORMATION

      Items 1-5                                                    11

      Item 6. Exhibits and Reports on Form 8-K                     11

SIGNATURES                                                         11



               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                    (Unaudited)

                                                  Six months ended                 Three months ended
                                                  ----------------                -------------------
                                                       July 31,                         July 31,
                                                     -----------                       ---------
                                                 1997            1996            1997             1996
                                                 ----            ----            ----            -----
Net Sales                                   $ 62,484,109    $ 40,487,602   $  36,151,582    $ 23,117,555

Costs and Expenses
   Cost of Sales                              50,713,044      29,677,300      30,445,599      17,088,793
   Selling, general and administrative        10,242,680       8,752,452       5,225,793       4,777,632
                                            ------------     -----------    ------------     -----------
                                              60,955,724      38,429,752      35,671,392      21,866,425
                                            ------------     -----------    ------------     -----------
Operating Income                               1,528,385       2,057,850         480,190       1,251,130
                                            ------------     -----------    ------------     -----------
Other (Expense) Income
   Interest Income                                50,291          61,162          24,781          37,543
   Other Income (Expense)                            582          37,265          (4,941)         21,522
   Interest expense                              (76,271)              -         (41,219)              -
                                            ------------     -----------    ------------     -----------
        Total Other (Expense) Income             (25,398)         98,427         (21,379)         59,065
                                            ------------     -----------    ------------     -----------
Earnings before provision for income taxes     1,502,987       2,156,277         458,811       1,310,195

Provision for Income Tax                         621,800         871,400         200,400         528,700
                                            ------------     -----------    ------------     -----------

NET EARNINGS                               $     881,187    $  1,284,877     $   258,411     $   781,495
                                            ------------     -----------    ------------     -----------

NET EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE                                $0.26           $0.38           $0.07           $0.23
                                            ------------     -----------    ------------     -----------

Weighted Average Shares Outstanding            3,442,366       3,413,842       3,465,536       3,357,164
                                            ------------     -----------    ------------     -----------
Dividends Per Share                                 NONE            NONE            NONE            NONE
                                            ------------     -----------    ------------     -----------

See notes to condensed consolidated financial statements.





         TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
     ---------------------------------------------------
                CONDENSED CONSOLIDATED BALANCE SHEETS
                 ------------------------------------

                                                      JULY 31,              JANUARY 31,
                                                       1997                    1997
                                                     ---------             -----------
                                                    (Unaudited)               (Note)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $ 2,183,923          $  2,589,187

   Investments available for sale                      922,494             1,010,594

   Accounts receivable                              21,105,732            13,933,652

   Note receivable                                     147,375               163,706

   Deferred income taxes                               263,900               263,600

   Prepaid expenses and other current assets           697,275               583,223

      TOTAL CURRENT ASSETS                          25,320,699            18,543,962

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                    11,564,448            11,065,689

OTHER ASSETS:

   Note Receivable                                      86,383                86,383

   Deferred line installation costs, less
      accumulated amortization                         329,222               281,392

   Other assets                                        775,537               516,635
                                                  ------------          ------------
                                                     1,191,142               884,410
                                                  ------------          ------------
                                                  $ 38,076,289          $ 30,494,061
                                                  ------------          ------------

NOTE:  The condensed consolidated balance sheet at January 31, 1997 has been derived from the Company's audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.

                      (Continued)





        TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
        ---------------------------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS
                ------------------------------------

                                                          JULY 31,              JANUARY 31,
                                                           1997                    1997
                                                         ---------             -----------
                                                        (Unaudited)               (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                    $  16,717,699         $ 10,222,260

   Other current and accrued liabilities                   2,154,674            2,222,141

   Salaries and wages payable                                509,638              613,477
                                                       -------------         ------------

      TOTAL CURRENT LIABILITIES                           19,382,011           13,057,878
                                                       -------------         ------------

OTHER LONG-TERM LIABILITIES                                  282,781              259,220
                                                       -------------         ------------
LONG-TERM DEBT                                             2,940,000            2,940,000
                                                       -------------         ------------
DEFERRED INCOME TAXES                                        848,398              850,301
                                                       -------------         ------------
SHAREHOLDERS' EQUITY

   Common stock                                              196,875              187,792
   Additional paid-in capital                              3,921,303            3,572,026
   Retained earnings                                      12,059,654           11,178,467
                                                       -------------         ------------
                                                          16,177,832           14,938,285

   Treasury stock                                         (1,547,301)          (1,547,251)
   Receivable from shareholder                              (100,000)            (100,000)
   Unrealized gain on securities available for sale           92,568               95,628
                                                       -------------         ------------
      Total shareholders' equity                          14,623,099           13,386,662
                                                       -------------         ------------
                                                        $ 38,076,289         $ 30,494,061
                                                       -------------         ------------

NOTE:  The condensed consolidated balance sheet at January 31, 1997 has been derived from the Company's audited consolidated financial statements at that date.
              See notes to condensed consolidated financial statements.




             TOTAL TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
             ---------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                (Unaudited)


                                                                Six months ended
                                                                    July 31,

                                                             1997               1996
                                                            ------             ------
OPERATING ACTIVITIES
   Net earnings                                       $     881,187       $  1,284,877
   Adjustment for non-cash charges                        1,304,666          1,318,054
   Changes in assets and liabilities                     (1,498,643)           (88,932)
                                                      -------------       ------------
   Net cash provided by operating activities                687,210          2,513,999
                                                      -------------       ------------
INVESTING ACTIVITIES:
   Maturities of securities available for sale               88,100            471,400
   Purchase of securities available for sale                      -           (685,141)
   Collection of notes receivable                            16,331              2,135
   Note receivable employee                                       -           (107,156)
   Purchase of property and equipment                    (1,388,932)        (1,286,189)
   Deposits on equipment                                          -           (745,000)
   Additions to deferred line installation costs            (99,670)           (56,630)
                                                      -------------       ------------
   Net cash used in investing activities                 (1,384,171)        (2,406,581)
                                                      -------------       ------------
FINANCING ACTIVITIES:
   Exercise of stock options                                291,697             34,892
                                                      -------------       ------------
   Net cash provided by financing activities                291,697             34,892
                                                      -------------       ------------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                    (405,264)           142,310

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                    2,589,187          3,177,138
                                                      -------------       ------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                      $   2,183,923       $  3,319,448
                                                      -------------       ------------
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                        $      78,859                  -
      Income taxes                                    $     588,761       $    590,000

      See notes to condensed consolidated financial statements.




         TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
         ----------------------------------------------------
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------------
                          (Unaudited)
                          -----------
Note A--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the "Company") for the fiscal year ended January 31, 1997. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998.


Note B -- New Accounting Pronouncements

   In 1997, the Financial Accounting Standards Board issued Statement of Financial Accountings Standards No. 128, "Earnings per Share," which is effective for financial statements ending after December 15, 1997. This statement supersedes Accounting Principals Board Opinion No. 15 and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and provides guidance on other computational changes. Had the provisions of the statement been effective for the current quarter, the following pro forma EPS amounts would have been disclosed:
                          JULY 31, 1997
                          -------------
                  THREE MONTHS       SIX MONTHS
                  ------------      -----------
    Basic EPS:      $  0.08            $ 0.28

    Diluted EPS:    $  0.07            $ 0.26


   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure," Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1997. The Company believes these Statements will not have a material impact on the Consolidated Financial Statements of the Company when adopted in the fourth quarter Fiscal 1998.



      TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
      ---------------------------------------------------
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  ------------------------------------------------------------
                     AND RESULT OF OPERATIONS
                     ------------------------

Results of Operations
---------------------

Net sales were approximately $62,484,000 for the first six months of the current fiscal year, an increase of approximately $21,997,000 or 54.3% as compared to the first six months of the prior fiscal year. Net sales for the second quarter of the current fiscal year were approximately $36,152,000, an increase of approximately $13,034,000 or 56.4% compared to the second quarter of the prior fiscal year. These increases were attributable to substantially greater carrier sales. However, given the competitive climate in the long distance telephone industry, there can be no assurance that this rate of growth will continue throughout the remainder of fiscal year 1998.

For the current fiscal six months, the telephone service billed approximately 415,606,000 minutes of calling as compared to approximately 286,816,000 minutes of calling for the comparable six months of the prior year, resulting in an increase of approximately 128,790,000 minutes or 44.9%. For the second fiscal quarter of the current fiscal year, the Registrant billed approximately 219,675,000 minutes of calling as compared to approximately 152,636,000 minutes of calling for the second quarter of the prior fiscal year, an increase of 67,039,000 minutes or 43.9%. The average revenue per minute increased slightly in the current fiscal six month period and second quarter of the current fiscal year as compared to the prior fiscal year's six month period and prior fiscal year's second quarter, and was primarily attributable to an increase in international calling minutes.

Cost of sales increased approximately $21,036,000 or 70.9% to approximately $50,713,000 for the current six months and increased approximately $13,357,000 or 78.2% to approximately $30,446,000 for the second quarter of the current fiscal year. Both of these increases were unfavorable in relation to the 54.3% increase in the sales volume for the six month period and the 56.4% increase in the second quarter. While the Registrant was able to continue to negotiate lower line rates from several of its major suppliers, the gross margin for the current six months decreased to approximately 18.8% as compared to approximately 26.7% for the first six months of the prior fiscal year, and decreased to 15.8% from 26.1% for the second quarter of the current fiscal year as compared to the second quarter of the prior fiscal year. These decreases in the gross margins are reflective of the increased cost per minute incurred by the Registrant which was approximately $.019 per minute higher for the first six months and $.027 per minute higher for the second quarter of the current fiscal year as compared to the respective periods of the prior fiscal year.

Selling, general and administrative expense for the current six months was approximately $10,243,000, an increase of approximately $1,490,000 or 17.0% as compared to the first six months of the prior fiscal year and approximately $5,226,000 for the second quarter of the current fiscal year, an increase of approximately $448,000 or 9.4% as compared to the second quarter of the prior fiscal year. These increases for the six months ended July 31, l997 as compared to the first six months of the prior year are due primarily to increased salaries of approximately $1,637,000, sales commissions of approximately $419,400, partially offset by a reduction in bad debt expense of $401,000, advertising and promotion of approximately $56,000 and legal and consulting expense of approximately $160,000. The increase for the second quarter of the current fiscal year as compared to the second quarter of the prior fiscal year is due primarily to increased salaries of approximately $824,000, sales commissions of approximately $186,000, partially offset by a reduction in bad debt expense of approximately $429,000, advertising and promotion of approximately $28,000 and legal and consulting expense of approximately $80,000.

The decrease in interest income for the first six months of fiscal year 1998 was due to a reduction in funds invested for this period as compared to the first six months of the fiscal year ended January 31, l997.

Earnings per share decreased to $.26 per share for the current six months as compared to $.38 per share for the six months ended July 31, l996, and decreased to $.07 per share for the second quarter of the current fiscal year as compared to $.23 per share for the quarter ended July 31, l996.

Liquidity and Capital Resources

At July 31, l997, the Registrant had working capital of $5,938,688, an increase of $452,605 or 8.3% as compared to January 31, 1997. The ratio of current assets to current liabilities at July 31, 1997 was 1.3:1, as compared to a current ratio of 1.4:1 at January 31, 1997. The increase in working capital at July 31, 1997 was primarily attributable to an increase in accounts receivable of approximately $7,402,000, a decrease in other current and accrued liabilities of $67,000, a decrease in cash of approximately $405,000, an increase in accounts payable of approximately $6,495,000, an increase in salaries and wages payable of approximately $104,000, an increase in prepaid expenses and other current assets of approximately $114,000 and decrease in investments available for sale of approximately $88,000. The Registrant has continued to maintain a strong liquidity position.

The decrease in cash of approximately $405,000 was the result primarily of an increase in accounts receivable and other current assets of approximately $7,516,000, an increase in other assets of approximately $259,000, a decrease in other current liabilities of approximately $67,000, a decrease in salaries and wages payable of approximately $104,000 and the purchase of equipment of approximately $1,489,000 partially offset by net earnings of approximately $881,000, non cash charges of approximately $1,305,000 an increase in accounts payable of approximately $6,495,000, the exercise of stock options of approximately $292,000, a net decrease in securities available for sale of approximately $88,000 and the collections of approximately $16,000 of notes receivable.

Capital expenditures during the first six months of the current fiscal year totaled approximately $1,239,000 and were financed from funds provided by operations. Approximately $989,000 of these expenditures were applicable to the switching system to maintain the speed and quality of the network. Approximately $100,000 was expended for equipment at customers locations. In addition, approximately $150,000 was expended for the local area network in the Little Falls, New Jersey office to improve management information systems and operating efficiencies. The balance of capital expenditures was for furniture and fixtures.

Capital expenditures for the balance of fiscal 1998 are estimated at approximately $2,800,000 and are expected to be used for the following:

To provide further enhancements to the signaling and switching system, to enhance the interconnection to the Bell Companies and other long distance carriers and to increase switching capacity to allow for growth; for office improvements, furniture and equipment in connection with the expansion of the main office and sales office operation; for new data processing equipment to complement and expand the present system of the Registrant; improvement to the new facility located in Belleville, New Jersey; continued development of the local network for the new sales and administrative offices in Little Falls, New Jersey; for additional vehicles for service technicians and for the purchase of a switch in Florida.

As of July 31, l997, the Registrant had a credit facility with a major New Jersey bank. This agreement provides the Registrant with a line of credit of $10,000,000 of which $4,000,000 is unsecured and may be used for working capital purposes and the balance of $6,000,000 is available to finance 80% of future equipment purchases. At July 31, l997 the Registrant has borrowed $2,000,000 for the purchase of equipment. The Registrant is currently negotiating an increase in both the working capital line and the capital equipment line.



          TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
          ---------------------------------------------------
                    PART II - OTHER INFORMATION
                    ---------------------------
                 THREE MONTHS ENDED JULY 31, 1997
                 --------------------------------

ITEMS 1 - 3   Not applicable

ITEM 4        Submission of matters to a vote of security shareholders:

              (a) Annual meeting of shareholders was held
                  September 23, 1997

              (b) The following directors were elected at the meeting:
                     Sol Feldman
                     Warren Feldman
                     Leon Genet
                     Jay J. Miller

ITEM 5         Not applicable

ITEM 6         Exhibits and reports on Form 8-K

               (a) Exhibits - 27 - Financial Data Schedule

               (b) There were no reports on Form 8-K filed for the three
                   months ended July 31, 1997.

                         SIGNATURES
                         ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TOTAL-TEL USA COMMUNICATIONS, INC.
                              ----------------------------------
                                        (Registrant)

Date   September 30, 1997              By  /S/ Warren H. Feldman
       ------------------                  ----------------------
                                   Warren H. Feldman, Esq., Chairman,
                                   President and Chief Executive Officer


Date   September 30, 1997              By  /S/ Thomas P. Gunning
       ------------------                  ---------------------
                                   Thomas P. Gunning
                                   Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer