Form 10-Q
period 1997-10-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1997-12-15
CIK 34497

UNITED STATES
                                  -------------
                        SECURITIES AND EXCHANGE COMMISSION
                        ----------------------------------
                             Washington, D.C. 20549
                             ----------------------

FORM 10-Q
(Mark one)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    October  31, 1997
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

Yes  X   No
    ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding at December 11, 1997
----------------------------          ---------------------------------
Common Share, $.05 par value                  3,125,402 shares

                    TOTAL-TEL USA COMMUNICATIONS, INC.
                    ----------------------------------
                           AND SUBSIDIARIES
                           ----------------
                    THIRD QUARTER REPORT ON FORM 10-Q
                    ----------------------------------

                                INDEX
                                -----
                                                             Page No.

PART I.    FINANCIAL INFORMATION

     Condensed Consolidated Statement of Earnings
         Nine months ended October 31, 1997 and 1996
         (unaudited) and three months ended October
         31, 1997 and 1996 (unaudited)                             3

     Condensed Consolidated Balance Sheets
         October 31, 1997 (unaudited), and
         January 31, 1997                                          4-5

     Condensed Consolidated Statements of Cash Flows
         Nine months ended October 31, 1997 and 1996
         (unaudited)                                               6

     Notes to Condensed Consolidated Financial
         Statements (unaudited)                                    7

     Management's Discussion and Analysis of
         Financial Condition and Results of Operations             8-10


PART II. OTHER INFORMATION

     Items 1-5                                                     11

     Item 6. Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                         12



               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                                    (Unaudited)

                                                  Nine months ended                Three months ended
                                                  -----------------                ------------------
                                                     October  31,                     October  31,
                                                     ------------                     ------------
                                                 1997            1996            1997             1996
                                                 ----            ----            ----            -----

Net Sales                                   $ 92,403,054    $ 64,435,474   $  29,918,945    $ 23,947,872
                                            ------------     -----------    ------------     -----------

Costs and Expenses
     Cost of Sales                            74,191,131      47,812,689      23,478,087      18,135,389
     Selling, general and administrative      16,106,963      13,254,121       5,864,283       4,501,669
                                            ------------     -----------    ------------     -----------
                                              90,298,094      61,066,810      29,342,370      22,637,058
                                            ------------     -----------    ------------     -----------
Operating Income                               2,104,960       3,368,664         576,575       1,310,814
                                            ------------     -----------    ------------     -----------

Other (Expense) Income
     Interest income                              77,607         102,306          27,316          41,144
     Other income - Primarily Commissions          3,298          49,617           2,716          12,352
     Interest expense                           (130,622)        (23,870)        (54,351)        (23,870)
                                            ------------     -----------    ------------     -----------
           Total Other (Expense) Income          (49,717)        128,053         (24,319)         29,626
                                            ------------     -----------    ------------     -----------

Earnings before provision for income taxes     2,055,243       3,496,717         552,256       1,340,440

Provision for Income Tax                         858,200       1,402,200         236,400         530,800
                                            ------------     -----------    ------------     -----------

NET EARNINGS                                $  1,197,043    $  2,094,517   $     315,856    $    809,640
                                            ------------     -----------    ------------     -----------

NET EARNINGS PER COMMON AND COMMON
     EQUIVALENT SHARE                              $0.35           $0.61           $0.09           $0.23
                                            ------------     -----------    ------------     -----------
Weighted Average Shares Outstanding            3,464,994       3,426,769       3,502,015       3,461,761
                                            ------------     -----------    ------------     -----------
Dividends Per Share                                 NONE            NONE            NONE            NONE
                                            ------------     -----------    ------------     -----------

See notes to condensed consolidated financial statements.




         TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
        ---------------------------------------------------
                CONDENSED CONSOLIDATED BALANCE SHEETS
        ---------------------------------------------------

                                                          OCTOBER 31,           JANUARY 31,
                                                             1997                   1997
                                                         -----------            -----------
                                                         (Unaudited)               (Note)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                         $  2,131,512            $  2,589,187

     Investments available for sale                         849,460               1,010,594

     Accounts receivable                                 19,208,197              13,933,652

     Note receivable                                        145,621                 163,706

     Deferred income taxes                                  280,900                 263,600

     Prepaid expenses and other current assets              631,014                 583,223
                                                       ------------            ------------
          TOTAL CURRENT ASSETS                           23,246,704              18,543,962
                                                       ------------            ------------


PROPERTY AND EQUIPMENT, LESS ACCUMULATED
     DEPRECIATION AND AMORTIZATION                       12,099,161              11,065,689
                                                       ------------            ------------

OTHER ASSETS:

     Note Receivable                                         86,383                  86,383

     Deferred line installation costs, less
          accumulated amortization                          312,997                 281,392

     Other assets                                           781,739                 516,635
                                                       ------------            ------------
                                                          1,181,119                 884,410
                                                       ------------            ------------
                                                       $ 36,526,984            $ 30,494,061

NOTE:  The condensed consolidated balance sheet at January 31, 1997 has been derived from the Company's audited consolidated financial statements at that date.

              See notes to condensed consolidated financial statements.

                         (Continued)




        TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
        ---------------------------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS
        ---------------------------------------------------

                                                          OCTOBER 31,           JANUARY 31,
                                                             1997                   1997
                                                         -----------            -----------
                                                         (Unaudited)               (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current portion - long term debt                  $    477,000            $          -

     Accounts payable                                    14,749,291              10,222,260

     Other current and accrued liabilities                2,471,659               2,222,141

     Salaries and wages payable                             535,882                 613,477
                                                      -------------            ------------
          TOTAL CURRENT LIABILITIES                      18,233,832              13,057,878
                                                      -------------            ------------

OTHER LONG-TERM LIABILITIES                                 307,268                 259,220
                                                      -------------            ------------
LONG-TERM DEBT                                            2,217,088               2,940,000
                                                      -------------            ------------
DEFERRED INCOME TAXES                                       864,548                 850,301
                                                      -------------            ------------

SHAREHOLDERS' EQUITY

     Common stock                                           196,900                 187,792
     Additional paid-in capital                           3,926,028               3,572,026
     Retained earnings                                   12,375,510              11,178,467
                                                      -------------            ------------
                                                         16,498,438              14,938,285

     Treasury stock                                      (1,547,331)             (1,547,251)
     Receivable from shareholder                           (100,000)               (100,000)
     Unrealized gain on securities available for sale        53,141                  95,628
                                                      -------------            ------------
          Total shareholders' equity                     14,904,248              13,386,662
                                                      -------------            ------------
                                                       $ 36,526,984            $ 30,494,061
                                                      -------------            ------------

NOTE: The balance sheet at January 31, 1997 has been derived from the Company's audited consolidated financial statements at that date.

             See notes to condensed consolidated financial statements.



             TOTAL TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
             ---------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                (Unaudited)




                                                                Nine months ended
                                                                -----------------
                                                                   October 31,
                                                                  ------------
                                                             1997               1996
                                                            ------             ------
OPERATING ACTIVITIES
     Net earnings                                     $   1,197,043       $ 2,094,517
     Adjustment for non-cash charges                      1,905,168         1,849,534
     Changes in assets and liabilities                   (1,199,992)         (396,959)
                                                      -------------      ------------
     Net cash provided by operating activities            1,902,219         3,547,092
                                                      -------------      ------------
INVESTING ACTIVITIES:
     Repayment of long-term debt                           (245,912)                -
     Net maturities of securities available for sale        221,112           806,800
     Purchase of securities available for sale             (102,545)       (1,181,246)
     Collection of notes receivable                          18,085             3,750
     Note receivable employee                                     -          (107,156)
     Purchase of property and equipment                  (2,436,914)       (1,943,752)
     Deposits on equipment                                        -        (2,620,000)
     Additions to deferred line installation costs         (110,167)          (90,191)
                                                      -------------      ------------
     Net cash used in investing activities               (2,656,341)       (5,131,795)
                                                      -------------      ------------

FINANCING ACTIVITIES:
     Bank Loan                                                    -         2,000,000
     Exercise of stock options                              296,447            34,892
                                                      -------------      ------------
     Net cash provided by financing activities              296,447         2,034,892
                                                      -------------      ------------

NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                  (457,675)          450,189

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                  2,589,187         3,177,138
                                                      -------------      ------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                    $   2,131,512       $ 3,627,327
                                                      -------------      ------------

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                    $     129,573            23,870
          Income taxes                                $     752,792       $   939,932

          See notes to condensed consolidated financial statements.




         TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
         ----------------------------------------------------
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------------
                          (Unaudited)
                          -----------

Note A--Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the "Company") for the fiscal year ended January 31, 1997. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998.

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

                          OCTOBER 31, 1997
                          ----------------
                  THREE MONTHS          NINE MONTHS
                  ------------          -----------
    Basic EPS:      $  0.10               $ 0.38
                    -------               ------
    Diluted EPS:    $  0.09               $ 0.35
                    -------               ------

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure," Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1997. The Company believes these Statements will not have a material impact on the Consolidated Financial Statements of the Company when adopted in the fourth quarter of Fiscal 1998.

NOTE C -- Long Term Debt

     On September 1, l997, the Registrant exercised an option under an Equipment Facility and Revolving Credit Agreement (the "Facility") with a major New Jersey bank, to term out its present long-term debt. The term note is for sixty (60) months at a fixed interest rate of 7.71% and is payable in equal monthly installments of $55,923.44, which includes principal and interest.



      TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
      ---------------------------------------------------
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  ------------------------------------------------------------
                     AND RESULT OF OPERATIONS
                     ------------------------

Results of Operations
---------------------

Net sales were approximately $92,403,000 for the first nine months of the current fiscal year, an increase of approximately $27,968,000 or 43.4% as compared to the first nine months of the prior fiscal year. Net sales for the third quarter of the current fiscal year were approximately $29,919,000, an increase of approximately $5,971,000 or 24.9% compared to the third quarter of the prior fiscal year. These increases were attributable to intensive sales and marketing efforts by the Registrant and a significant increase in wholesale revenues. However, given the competitive climate in the long distance telephone industry, there can be no assurance that this rate of growth will continue throughout the remainder of fiscal year 1998.

For the current fiscal nine months, the telephone service billed approximately 646,673,000 minutes of calling as compared to approximately 482,531,000 minutes of calling for the comparable nine months of the prior year, an increase of approximately 164,142,000 minutes or 34.0%. For the third fiscal quarter of the current fiscal year, the Registrant billed approximately 221,090,000 minutes of calling as compared to approximately 195,716,000 minutes of calling for the third quarter of the prior fiscal year, an increase of 25,374,000 minutes or 13.0%. The average revenue per minute decreased in the current fiscal nine month period and third quarter of the current fiscal year as compared to the prior fiscal year's nine month period and prior fiscal year's third quarter, and was primarily attributable to the intense price competition in the long distance telecommunications industry and the lower per minute charge for carrier sales (wholesale).

Cost of sales increased approximately $26,378,000 or 55.2% to approximately $74,191,000 for the current nine months and increased approximately $5,343,000 or 29.5% to approximately $23,478,000 for the third quarter of the current fiscal year. Both of these increases were unfavorable in relation to the 43.4% increase in the sales volume for the nine month period and the 24.9% increase in the third quarter. While the Registrant was able to continue to negotiate lower line rates from several of its major suppliers, the gross margin for the current nine months decreased to approximately 19.7% as compared to approximately 25.8% for the first nine months of the prior fiscal year, and decreased to 21.5% from 24.3% for the third quarter of the current fiscal year as compared to the third quarter of the prior fiscal year. These decreases in the gross margins are reflective of the substantial increase in wholesale revenues at substantially lower margins and severe pricing pressure on retail revenues.

Selling, general and administrative expense for the current nine months was approximately $16,107,000, an increase of approximately $2,853,000 or 21.5% as compared to the first nine months of the prior fiscal year and approximately $5,864,000 for the third quarter of the current fiscal year, an increase of approximately $1,362,000 or 30.3% as compared to the third quarter of the prior fiscal year. The increase for the nine months ended October 31, l997 as compared to the first nine months of the prior year is due primarily to increased salaries of approximately $1,302,000, sales commissions of approximately $702,000, advertising and promotion of approximately $63,000, employee benefits of approximately $123,000, rent and utilities of approximately $308,000 offset by a decrease in legal and consulting expense of approximately $58,000. The increase for the third quarter of the current fiscal year as compared to the third quarter of the prior fiscal year is due primarily to increased salaries of approximately $468,000, sales commissions of approximately $282,000, advertising and promotion of approximately $6,000, legal and consulting expense of approximately $102,000, employee benefits of approximately $38,000 and rent and utilities of approximately $161,000.

The decrease in interest income for the first nine months of fiscal year 1997 was due to a reduction in funds invested for this period as compared to the first nine months of the fiscal year ended January 31, l997.

Earnings per share decreased to $.35 per share for the current nine months as compared to $.61 per share for the nine months ended October 31, l996, and decreased to $.09 per share for the third quarter of the current fiscal year as compared to $.23 per share for the quarter ended October 31, l996. All prior periods have been adjusted to reflect a 2 for 1 stock split effective July 1, l996.

Liquidity and Capital Resources
-------------------------------

At October 31, l997, the Registrant had working capital of $5,012,872, a decrease of $473,212 or 8.6% as compared to January 31, 1997. The ratio of current assets to current liabilities at October 31, 1997 was 1.3:1, as compared to a current ratio of 1.4:1 at January 31, 1997. The decrease in working capital at October 31, 1997 was primarily attributable to an increase in accounts receivable of $5,274,545, current deferred income taxes of $17,300 and prepaid expense and other current accounts of $47,791 and a decrease in salaries and wages payable of $77,595 offset by increases in accounts payable of $4,527,031, other current and accrued liabilities of $249,518, current portion of long term debt of $477,000 and decreases in cash of $457,675, investments available for sale of $161,134 and notes receivable of $18,085.

The decrease in cash and cash equivalents of approximately $458,000 was the result primarily of an increase in accounts payable and other current liabilities of approximately $4,589,000; earnings of approximately $1,197,000; non-cash charges of $1,905,000; a net increase in securities available for sale of approximately $119,000; collection of notes receivable of approximately $18,000, an increase in other exercise of stock options of approximately $296,000, offset by repayments of long-term debt of approximately $246,000, an increase in accounts receivable of approximately $5,524,000; the purchase of equipment of approximately $2,547,000; an increase in other current assets of approximately $48,000 and an increase in other assets of approximately $265,000.

Capital expenditures during the first nine months of the current fiscal year totaled approximately $2,437,000 and were financed from funds provided by operations and bank borrowings. Approximately $677,000 was expended on the New York switch; $465,000 for the switching system to maintain the speed and quality of the network; $485,000 for equipment at the Little Falls Network Operation Center, and approximately $408,000 for the local area network in the Little Falls, New Jersey office to improve management information systems and operating efficiencies. The balance of capital expenditures was for furniture and fixtures, vehicles and leasehold improvements.

Capital expenditures for the balance of fiscal 1997 are estimated at approximately $1,750,000 and are expected to be used for the following:

To purchase a third switching facility which will be located in Miami, Florida; to provide further enhancements and capacity to the existing signaling and switching system: to improve the interconnection to the Bell Companies and other long distance carriers: for office improvements, furniture and equipment in connection with the expansion of the main office and sales office operation; for new data processing equipment to complement the present system of the Registrant and continued development of the local network for the new sales and administrative offices in Little Falls, New Jersey.



          TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
          ---------------------------------------------------
                    PART II - OTHER INFORMATION
                    ---------------------------
                THREE MONTHS ENDED OCTOBER 31, 1997
                -----------------------------------

ITEMS 1 - 3   Not applicable

ITEM 4        Submission of matters to a vote of security shareholders:

              (a) Annual meeting of shareholders was held
                  September 23, 1997

              (b) The following directors were elected at the meeting:

                   Sol Feldman
                   Warren Feldman
                   Leon Genet
                   Jay J. Miller

              Kevin Alward, a nominee for re-election to the Board, declined to stand for election.

ITEM 5        Not applicable.

ITEM 6        Exhibits and reports on Form 8-K

              (a) Exhibits - 27 - Financial Data Schedule

              (b) There were no reports on Form 8-K filed during
                  the three months ended October 31, 1997


                         SIGNATURES
                         ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TOTAL-TEL USA COMMUNICATIONS, INC.
                              ----------------------------------
                                        (Registrant)

Date   December  11, 1997              By   /S/  Warren H. Feldman
       ------------------                  -----------------------
                                   Warren H. Feldman, Esq.
                                   President and Chief Executive
                                   Officer

Date   December  11, 1997              By   /S/  Thomas P. Gunning
       ------------------                  -----------------------
                                   Thomas P. Gunning
                                   Chief Financial Officer, Secretary,
                                   Treasurer and Principal
                                   Accounting Officer