Form 10-K
period 1998-01-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1998-05-18
CIK 34497

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                ----------

                                 FORM 10-K
(Mark one)

 X  ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended January 31, 1998  .
                              -------------------
                                     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from           to            .
                                  -----------   -----------
                      Commission File Number 0-2180

                    TOTAL-TEL USA COMMUNICATIONS, INC.      .
       -------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

    New Jersey           .                               22-1656895 .
-------------------------                           -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

               150 Clove Road, Little Falls, NJ         07424
             --------------------------------------------------
             (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (973) 812-1100

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

Aggregate market value (based upon a $40.25 closing price) of the voting stock held by nonaffiliates of the Registrant as of May 12, 1998:
$100,481,509.

Number of shares of Common Stock outstanding on May 12, 1998:
3,441,447.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None



                                   PART 1
                                   ------

             Special Note Regarding Forward-Looking Statements

     Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1.          BUSINESS
                 --------
     Total-Tel USA Communications, Inc. ( "TotalTel", the "Registrant" or the "Company" ), a New Jersey corporation, was organized on June 8, 1959, under the name of Faradyne Electronics Corp. and adopted its present name on November 4, 1991. The Registrant's principal executive office is located at 150 Clove Road, Little Falls, New Jersey, 07424 and its telephone number is (973) 812-1100. The Registrant operates as a full service inter-exchange carrier as more fully described herein.

PRINCIPAL PRODUCTS AND SERVICES
-------------------------------

Telecommunications Services
---------------------------
     In September, 1982, Registrant formed Total-Tel, as a division of its principal operating subsidiary, commenced offering interstate telephone communication services in January, 1983 and provided the foundation for what is now the Registrant's primary business. Total-Tel operates as a full service interexchange carrier providing 24 hour, 7 day a week, telephone communication services to customers nationwide. The Registrant's principal market is Northern New Jersey and the New York Metropolitan area for direct transmission within the contiguous United States, and to over 150 countries around the world. The intercity circuits TotalTel utilizes to transmit its customers' telephone calls include, among other facilities, private lines leased from AT&T, World Com, Inc., Qwest and other usage sensitive services leased from other competing carriers. TotalTel offers its services primarily through its network consisting of digital computerized switches in Newark, New Jersey, New York, New York and Miami, Florida, and intercity circuits which provide access and identification, call routing, transmission and billing records. Subscribers are billed based on the distance and duration of each call completed.

     In July, 1987, TotalTel began offering its telecommunication services to commercial customers in New York City through Total-Tel USA, Incorporated, a wholly owned subsidiary. On August 1, 1992, TotalTel extended its telecommunications services to commercial customers in the Southeastern United States through Total-Tel Southeast, Inc., a wholly owned subsidiary. TotalTel began offering its dedicated services and related high usage T1.544 services in late 1985. These services were designed to attract larger, more sophisticated business customers to the Registrant. In April, 1995, the Registrant formed TotalTel Carrier Services, Inc. for the purpose of providing long distance service to other common carriers in the telecommunications industry, on a wholesale basis. Wholesale sales were $57,981,349 and $31,429,277 for the fiscal years ended January 31, 1998 and 1997, respectively.

     TotalTel employs SS7 digital technology and Sonet Ring technology in its network. Digital facilities utilize more sophisticated engineering to yield enhanced voice quality as opposed to older analog technology. The capital expenditure necessary to increase transmission capability through digital technology is less than the comparable cost to expand on an analog basis. Additionally, most of TotalTel's calling volume is carried over fiber optic facilities leased from other carriers as described above and from Bell Atlantic, and other Regional Bell Operating Companies, (RBOC'S).

     During the Fiscal year ended January 31, 1998, and in Fiscal 1997, a majority of the traffic was carried through various equal access services, also known as switched access, and are priced and offered based on the calling volume of the particular customer. The retail marketing focus is on customizing services for business customers in the niche market now served by Registrant.

     TotalTel currently has approximately 16,000 active accounts, of which approximately 95% are commercial and the balance are residential subscribers. Sales are made primarily through advertising, direct telephone solicitation, field sales contacts, agent sales and referrals from present customers.

     Due to TotalTel's strategic geographic location in the New York Metropolitan Area, the Company continues to foresee benefits from the availability of a large number of suppliers of transmission facilities located in New York which should provide potential for improved operating efficiency.

Competition
-----------

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

     In addition, TotalTel competes with carriers such as MCI Communications Corporation ( "MCI" ), U. S. Sprint, WorldCom, Inc., Frontier and other large companies engaged in providing services in competition with those services offered by TotalTel. TotalTel also directly competes with local and regional companies which resell services, a number of which are substantially larger than TotalTel.

     The Telecommunications Act of 1996 ("The Act") allows local exchange carriers (LECs), under certain circumstances, to compete in the long distance telecommunications market which should substantially increase competition in the future. The Act also allows long distance carriers to provide local service and the Registrant anticipates entering this market during the latter half of Fiscal 1999.

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

Year 2000 Matters
-----------------
     As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. This matter will be addressed concurrently with another project to enhance the companies billing system. While the primary focus of the project is to install a state of the art billing system, it will also include a solution to the Year 2000 problem, As such, no additional cost for the Year 2000 problem over and above the normal cost of the new billing system is anticipated. The switching and accounting programs have been audited and found to be Year 2000 compliant.


Seasonal Nature of Business
---------------------------
     Registrant's business is not seasonal.

Patents, Trademarks, Licenses, etc.
----------------------------------
     Registrant does not hold any material patents, franchises or concessions.

Government Regulations
----------------------
     On August 1, 1982, the Federal Communications Commission ( "FCC" ) substantially deregulated resale common carriers, such as the Registrant. The FCC does not require certification of such carriers to initiate business activities nor does it exercise its authority to regulate their rates and services, although it has the power to do so in the future. The FCC may act upon complaints against the Registrant or any other common carrier for failure to comply with its statutory obligations as a common carrier. Registrant is duly tariffed with the FCC as a switch-based interexchange carrier.

     In 1995, the FCC discontinued regulating the rates and services of AT&T, determining that AT&T is a non-dominant carrier. This determination may affect the Registrant because it competes with AT&T, utilizes AT&T lines to transmit some of its long distance traffic, and leases local access transmission facilities from RBOCS and other local telephone companies which are FCC regulated. The FCC currently prohibits carriers such as AT&T from refusing to permit resale of their services.

     Services in New York City are regulated by the New York State Public Service Commission, which requires the filing of a tariff, among other requirements. TotalTel has received approval of its tariff and continues to maintain its tariff in full force and effect. TotalTel Southeast, Inc. is regulated by the Georgia Public Service Commission which requires the filing of a tariff. TotalTel Southeast, Inc. has received approval of its tariff and continues to maintain its tariff in full force and effect.

     Since Fiscal 1996, the Registrant is registered in 49 states, in respect to service within those states, and is thus subject to the regulatory requirements of the various Public Service Commissions or similar agencies of these states.

     Beginning in April, 1988, TotalTel provided its domestic customers international phone service to numerous foreign countries.
International services are regulated by the FCC which requires a license and the filing of a tariff. TotalTel's license has been granted, and its tariff has been approved.

Compliance with Environmental Provisions
----------------------------------------
     Registrant believes that it complies in all material respects with current pertinent federal, state, and local provisions relating to the protection of the environment and does not believe that continued compliance should require any material capital expenditure.

Personnel
---------
     Registrant and its subsidiaries currently employ 231 full-time employees in its long distance telecommunication service, of the full time employees 48 are engaged in sales activities, 11 in customer support, 25 in customer service, 33 in technical and field services, 16 in data processing, and 98 in general and administrative activities.
The Company also employs approximately 15 part time employees and utilizes the services of approximately 260 independent sales agents. The Registrant considers its relations with its employees to be excellent.

ITEM 2.          PROPERTIES
                 ----------
     On November 15, 1993, and December 28, 1993, Total-Tel entered into leases to rent an aggregate of approximately 3,500 square feet of space at 744 Broad Street, Newark, New Jersey, for its upgraded switching equipment. The leases run from January 1, 1994 through December 31, 1998 at an annual rental of $51,480 and also require the tenant to pay a proportionate share of any increase in the "Consumer Price Index", U. S. City Average, over the base year.

     On December 1, 1993, Total-Tel entered into a five year lease to rent approximately 20,000 square feet of space from a partnership in which two of the partners are directors and major shareholders of the Company. The lease provides for annual rentals of $58,560 for the first three years and $63,885 for years four and five. This space is used for warehousing and office space for the technical support employees. The lease requires the payment of any increase in operating expenses and real estate taxes over the base year.

     On February 22, 1994, Total-Tel Inc. entered into a lease, subsequently modified on April 15, 1994, for approximately 17,700 square feet of space at 150 Clove Road, Little Falls, New Jersey to be used as sales, executive and administrative offices. The lease provided for a rent holiday until July, 1995, after which the annual rental would be approximately $360,000. The lease is for five years and ten months and has been amended by a second lease modification agreement dated February 9, 1995 whereby the Registrant leased approximately 6,700 additional square feet of space at the same location at an additional annual rental of $121,707 for the first four years and $138,154 for the next year and two months. The modified agreement also extended the term of the existing lease for an additional two years to August 14, 2002 at a then annual rental of $563,063. The lease requires the payment of the tenant's proportionate share of operating expenses and real estate taxes increased over the base year.

     On January 30, 1997, the Company entered into a third modification of its lease for approximately 16,640 square feet of additional office space at its existing facility at 150 Clove Road, Little Falls, New Jersey. The annual rental on the additional space will be $357,760 per annum from July 1, 1997 through February 14, 1998, $366,800 per annum from February 15, 1998 through August 14, 2000, and $382,720 per annum from August 15, 2000 through August 14, 2002. In addition, the Company is liable for its proportionate share of increases in real estate taxes and operating expenses over the base year.

     On November 1, 1996, the Company entered into a lease for approximately 8,300 square feet of space at 40 Rector Street, New York City, New York, to be used for a second switching facility. The term of the lease is for fifteen years and ten months from the date of commencement which was February 1, 1998. Rental payments are $133,184 per annum for the first five years after commencement, $166,480 per annum for the next five years, and $183,128 per annum for five years and ten months. The lease requires the payment of the tenant's proportional share of increased operating expenses and real estate taxes over the base year.

     On November 8, 1996, a subsidiary of the Company entered into a lease for approximately 2,300 square feet of office space in New York City, New York at an annual rental of approximately $75,900. The lease commenced February 1, 1997 and is for sixty three months. The lease requires the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year.

     On February 6, 1998, the Company entered into a lease for approximately 5,000 square feet of space at 28 W. Flagler Street, Miami, Florida. The term of the lease is 15 years, commencing February 1, 1998. The annual rental fee is $106,618, with an annual adjustment based on the Revised Urban Wage Earners and Clerical Workers Index, capped at a maximum of 3% increase over the prior years rental payment. In addition, the Company is liable for its proportionate share of increases in real estate taxes and operating expenses over the base year.

     Certain of the leases contain options to renew for various periods at rentals to be determined by the then prevailing fair market rental rates for similar real estate in the area.



ITEM 3.          PENDING LEGAL PROCEEDINGS
                 -------------------------
     The Registrant brought suit in Civil Court of the City of New York, County of New York against a customer, Community Network Services, Inc. d/b/a Telecommunity, for the recovery of an account receivable of $37,917 plus interest, attorneys fees and damages. Defendant asserted a counter claim against the Registrant in the Supreme Court of the State of New York, County of New York alleging breach of contract and seeks compensatory and punitive damages of $1,300,000. The Registrant believes the counter suit is without merit and is vigorously defending this action.

     On March 31, 1998 the Board of Directors of the Registrant adopted a Shareholders Rights Plan. Subsequently Gold and Appel Transfer, SA commenced a proceeding, in the Chancery Court, Bergen County, State of New Jersey, to enjoin the adoption of the Plan as well as certain by-law amendments adopted by the Board. The proceeding is currently pending. Registrant believes that the adoption of the Plan and by-law amendments will be sustained by the court.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------
     None.



               (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)



                                PART II
                                -------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            ------------------------------------------------

            SECURITY HOLDER MATTERS
            -----------------------
            (a) Registrant's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System. The following table sets forth, for the quarterly fiscal periods indicated, the high and low closing sales prices for Registrant's Common Stock in such market, as reported by the National Association of Securities Dealers, Inc. Closing sale prices prior to July 1, 1996 have been adjusted to reflect the stock split, discussed in (d) below.

     FISCAL 1998                         HIGH               LOW
     -----------                         ----               ---

     February 1 thru April 30           18 1/4             11
     May 1 thru July 31                 25 1/2             13 5/8
     August 1 thru October 31           30 1/4             18
     November 1 thru January 31,1998    33                 25 1/4

     FISCAL 1997
     -----------
     February 1 thru April 30           12 1/4              8 3/4
     May 1 thru July 31                 18 1/8              9 1/4
     August 1 thru October 31           25 7/8             16 1/2
     November 1 thru January 31, 1997   23                 15 1/4

     (b) As of April 20, 1998, the approximate number of recordholders of Registrant's Common Stock was 752, as reported by Registrant's transfer agent.

     (c) Registrant has not paid or declared any cash dividends during the past two fiscal years and does not anticipate paying any in the foreseeable future.

     (d) On July 1, 1996, the Registrant distributed 1,873,420 shares of Common Stock in connection with a 2 for 1 stock split of all outstanding shares as of June 15, 1996.




ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------
                                  (In thousands except per share amounts)
                                          Year ended January 31,                                          .
                              -----------------------------------------------------------------------------
RESULTS OF OPERATIONS:               1998            1997            1996            1995             1994    .
                                 -----------     -----------      -----------     -----------     -----------
                                                  RESTATED

Net sales                      $     123,286    $     89,326     $     49,873    $     29,817    $     18,999

Earnings from
    continuing operations      $       1,094    $        492     $      1,555    $      1,100           1,052

Net earnings                   $       1,094    $        492     $      1,555    $      1,100    $      1,156

Earnings Per Common and Common Equivalent Shares (b):
  Basic:
    Continuing Operations
    Before Cumulative Effect
    Of Accounting Change       $        0.35    $       0.17     $       0.53    $       0.34    $       0.34
    Accounting Change          $          --    $         --     $         --    $         --    $       0.03

Net earnings per share         $        0.35    $       0.17     $       0.53    $       0.34    $       0.37

  Diluted:
    Continuing Operations
    Before Cumulative Effect
    Of Accounting Change       $        0.32    $       0.15     $       0.48    $       0.34    $       0.32
    Accounting Change          $          --    $         --     $         --    $         --    $       0.03

Net earnings per share         $        0.32    $       0.15     $       0.48    $       0.34    $       0.35

Average common shares
    outstanding (a)
  Basic                                3,107           2,941            2,909           3,258           3,158
  Diluted                              3,421           3,369            3,263           3,258           3,268

Cash dividends per
    common share                       NONE            NONE             NONE            NONE            NONE

Additions to property
    & equipment                $       3,268    $      6,397     $      3,028    $      2,268    $      1,375

Depreciation and
    amortization               $       2,028    $      1,382     $      1,026    $        663    $        492

FINANCIAL POSITION:

Working Capital                $       7,936    $      5,419     $      4,799    $      5,031    $      4,683

Property and equipment - net   $      12,406    $     11,066     $      6,011    $      3,924    $      2,236

Total assets                   $      40,245    $     31,029     $     20,520    $     15,110    $     11,071

Long-term debt                 $       2,092    $      2,940     $         --    $         --    $         --

Shareholders' Equity           $      18,598    $     14,772     $     10,700    $      9,093    $      7,917

Common shares
    outstanding (a)                    3,329           2,945            2,927           2,900           2,876




(a) All per share amounts have been restated to reflect the 2 for 1 stock split distributed July 1, 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------

         RESULTS OF OPERATIONS
         ---------------------

Results of Operations
---------------------

         Fiscal 1998 as Compared to Fiscal 1997
         --------------------------------------
     The following discussion of the results of operations relates to the continuing operations of the Registrant.

     Net sales of telecommunications services and systems in Fiscal 1998 were $123,286,028 as compared to $89,325,921 in fiscal 1997, representing approximately a $33,960,000 increase, or 38%.

     The continued growth in revenues in Fiscal 1998 is largely attributable to the rapid expansion of the Registrant's sales to other carriers along with aggressive internal sales and marketing efforts.
The Registrant completed the installation of its upgraded DEX 600 switch at its new facility in Newark, New Jersey in the second quarter of Fiscal 1995, which increased transmission capabilities significantly and was designated to allow for substantial future expansion.

     The Registrant also completed installation of a DEX 600E MEGAHUB switch at its new facility in New York City which should double the Registrant's current revenue capacity. This facility became operational in July, 1997.

     The Registrant is currently in the process of bringing on line a DEX 600E MEGAHUB switch at its facility in Miami, Florida. This site will increase revenue capacity for the Eastern Seaboard as well as serve as an international gateway to South America. This site should be operational in the second quarter of Fiscal 1999.

     TotalTel had operating income of $1,547,574 in Fiscal 1998 and operating income, as restated, of $653,241 in Fiscal 1997. The operating income represents the income before interest income, interest expense, other income, other expense and provision for income taxes.

     For Fiscal 1998, the Registrant billed approximately 862,479,000 minutes of calls as compared to approximately 616,990,000 minutes of calls for the prior fiscal year, an increase of approximately
245,489,000 minutes or 39.8%.

     Cost of sales includes line costs, operations costs and purchase of phone systems for resale. Cost of sales for Fiscal 1998 increased approximately $32,257,000 or 48.3% as compared to the prior fiscal year. This increase was unfavorable in relation to the 38.0% increase in sales volume for the period and is attributable to having a higher mix of lower margin wholesale sales and competitive pricing pressure in the industry. Line costs for Fiscal 1998 were $94,492,000, an increase of $30,657,000 or 48.0% over the prior year. The increase in line cost, was attributable primarily to the substantially increased sales volume of the Company. The balance of cost of sales was for phone system
sales.   The operating expense components are switch and field
technician salaries, utilities, rent and depreciation which totaled $4,142,000 for Fiscal 1998, an increase of $1,148,000 or 38.3%. This increase was primarily due to the additions of the New York switch and a new Network Operations Center.

     Selling, general and administrative expenses increased approximately $3,779,000 or 20.6% for Fiscal 1998 as compared to the prior fiscal year. The increase was primarily due to increased salaries of $3,282,626 or 49.9%, increased commissions of $839,000 or 18.4%.
The increase in salaries results from the buildup of infrastructure in Product Development, MIS, Customer Service, and Sales. The buildup is to serve the anticipated growth. The substantial increase in commission, is directly attributable to the sales volume growth.

     Stock compensation expense decreased approximately $2,970,000. In Fiscal 1997, options to purchase 218,000 shares of common stock had their expiration dates extended to January 17, 2002. This caused a non-cash charge of approximately $3,482,000. In 1998, stock options to purchase only 16,500 stock options were remeasured giving rise to a $433,000 expense item.

     Other income of $359,000 consists of insurance proceeds upon the death of a former officer and director of the Company.

     Interest income for Fiscal 1998 decreased approximately $39,000 as compared to Fiscal 1997 primarily due to a reduction in the funds available for investment.

     Fiscal 1997 as Compared to Fiscal 1996
     --------------------------------------
     The following discussion of the results of operations relates to the continuing operations of the Registrant.

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

     Selling, general and administrative expenses increased approximately $5,662,000 or 44.8% for Fiscal 1997 as compared to the prior fiscal year. The increase was primarily due to increased salaries of $2,113,000 or 47.3%, increased commissions of $1,228,000 or 36.8%, increased provision for bad debts of $130,000 or 15.9% and an increase in legal and professional of $445,000 or 38.7%. The continued substantial increase in commission is attributable to the aggressive pursuit of new business in a highly competitive market. The substantial increase in legal and professional is attributable to the defense of a lawsuits as disclosed in the Registrant's Financial Statements, which was settled during the year.

     Stock compensation expense of $3,539,653 arose from the remeasuring of certain stock options granted to executives of the Registrant. As required by Financial Accounting Standards Board opinion number 123, when the expiration date of stock options is extended, the compensation expense related to those options is remeasured at the Fair Market Value on the date of the extension.

     Interest income for Fiscal 1997 decreased approximately $25,000 as compared to Fiscal 1996 primarily due to a reductions in the funds available for investment.

     Liquidity and Capital Resources
     -------------------------------
     At January 31, 1998, the Registrant had working capital of approximately $7,936,000 as compared to $5,419,000 at January 31, 1997, an increase of $2,517,000. This increase in working capital at January 31, 1998 was attributable primarily to an increase in accounts receivable of $6,413,000 (net of allowance for doubtful accounts), an increase in cash and cash equivalents of $828,000, an increase in prepaid and other current assets of $1,914,000, and a decrease in other current and accrued liabilities of $465,000, partially offset by a decrease in investments available for sale of $432,000, a decrease in deferred tax assets of $46,000, an increase in accounts payable of $6,134,000, and an increase in the current portion of long term debt of $487,000.

     The current ratio of 1.4 to 1, remained constant between fiscal 1997 and 1998. The Registrant continues to maintain a strong liquid position with cash and cash equivalents and investments available for sale of $4,000,000 representing 21.8% of current liabilities.

     The cash flow statement of the Registrant for Fiscal 1998 indicated an increase in cash of $828,000. Net earnings of $1,094,001 and non cash adjustments of $4,427,000 reduced by net changes in assets and liabilities of $3,046,000 provided cash from operations of $2,475,000. Cash used in investing activities totaled $2,705,000. The major components were purchases of property and equipment of $3,268,000 and additions to line installation costs of $123,000, partially offset by the proceeds from the sale of securities for $443,000, and collection of notes due from employees of $233,000. Cash provided by financing activities totaled $1,057,000 and was the result of the exercise of stock options, partially offset by the scheduled paydown of long term debt.

     Capital Expenditures
     --------------------
     Capital expenditures during Fiscal 1998 totaled approximately $3,268,000 and were financed from funds provided from Registrant's working capital, cash derived from operations, and bank borrowings. Of the $3,268,000, $1,074,000 was used for additional enhancements to the New York city switch, $504,000 was for switch enhancements in Newark, $759,000 was spent on leasehold improvements and furniture and fixtures in the additional space leased at the Company's principal office in New Jersey, $310,000 was spent on the new NOC, $424,000 was spent on improvements to the LAN networks and MIS software and hardware upgrades, $40,000 for trucks for service and $100,000 initial expenditures on the Miami switch.

     Capital expenditures for Fiscal 1999 are estimated at approximately $15,000,000 and are expected to be financed from funds provided from the registrants bank line of credit, existing working capital, and cash derived from operations.

     The capital expenditures are expected to be used for the installation of a switch in Miami, $1,139,000, installation of a switch in London
(4th quarter), $3,000,000, new EDS billing system, $3,000,000, LAN/WAN software and hardware upgrades, $1,100,000, installation of switch equipment to enter the local market, $2,255,000, various improvements to current switch operations, $1,100,000 and the purchase of an IRU to London, $3,000,000.

     As of January 31, 1998, the Registrant had a bank line of credit of $6,000,000. In March of 1998 the Company entered into a modification of the agreement which increased the line of credit to $8,000,000 and $5,000,000 for the purchase of machinery and equipment. During Fiscal 1998 Registrant had bank borrowings of $2,579,201. For further detail see Note 10 to the Consolidated Financial Statements.

Inflation
---------
     Since inflation has slowed in recent years, the Registrant does not believe that its business has been materially affected by the relatively modest rate of price increases in the economy. The Registrant continues to seek improvements in operations and efficiency through capital expenditures. Expenditures to improve the signaling system, information systems and the local area network are expected to result in operating costs savings which could partially offset any cost increases which may occur in the future.

     Environmental Matters
     ---------------------
     The Registrant is not a party to any legal proceedings or the subject of any claim regarding environmental matters generally incidental to its business. In the opinion of Management, compliance with the present environmental protection laws should not have a material adverse effect on the financial condition of the Registrant.

 ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             -------------------------------------------
     The Financial Statements and Supplementary Data are included under
Item 14 of this Report.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------

         FINANCIAL DISCLOSURE
         --------------------
     Not applicable.



                              PART III
                              --------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             --------------------------------------------------

     The directors and officers of the Registrant are as follows:

Name                      Age       Position
----                      ---       --------

Solomon Feldman            77       Director

Warren H. Feldman          42       Chairman, Chief Executive Officer
                                    and Director

Leon Genet                 66       Director

Thomas P. Gunning          60       Vice President, Treasurer
                                    and Secretary

Jay J. Miller              65       Director

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

     Warren H. Feldman, Esq. was elected President and Chief Executive Officer of the Registrant in September, 1992 and was elected Chairman of the Board in September, 1994. Prior to such time, he served as Vice President - Regulatory Affairs of the Registrant since January, 1986, and had been the General Manager of Total-Tel USA Division and in-house General Counsel of Registrant since 1984. He was elected a Director on April 1, 1987 and President of Total-Tel USA Division on October 27, 1988. Warren H. Feldman is the son of Solomon Feldman.

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

     Thomas P. Gunning was appointed Chief Financial Officer in September, 1994 and Secretary of the Registrant in January, 1995. He has served as Controller of the Registrant since September 1992. He is a Certified Public Accountant licensed by the States of New York and New Jersey. From 1989 until joining the Registrant, Mr. Gunning was the Senior Audit Manager at Rosenberg Selsman & Company a certified public accounting firm. From 1976 to 1989, he was Chief Financial Officer of Flyfaire, Incorporated a travel wholesale operator. Prior to such time, Mr. Gunning held various positions in both public and private accounting

     Jay J. Miller, Esq. has been a practicing attorney for more than thirty years in the State of New York. Mr. Miller is a Director of Edison Control Corporation, a manufacturer of pipe, fittings and accessories for concrete pumping equipment. He is also Chairman of the Board of AmTrust Pacific, LTD., a New Zealand real estate company.

OTHER SIGNIFICANT EMPLOYEES

     Ben Goldberg joined TotalTel, Inc., the principal operating subsidiary of the Registrant, in February, 1983 as an account executive. In January 1992, Mr. Goldberg was promoted to Vice President of Sales. In June, 1994, Mr. Goldberg was promoted to Senior Vice President of TotalTel , Inc.

     David Hess, President and Chief Operating Officer of TotalTel, Inc., joined TotalTel Carrier Services, Inc., an operating subsidiary of the Registrant, in May 1995 as Vice President. Mr. Hess was appointed Senior Vice President of TotelTel Carrier Services, Inc. in October 1996. On September 27, 1997 , Mr. Hess was promoted to President of Total Tel, Inc.. Prior to joining the Registrant, Mr. Hess served as Director of Eastern Regional Carrier Sales for West Coast Telecommunication, Inc. from 1993 to 1995. From 1991 to 1993, Mr. Hess was National Account Manager for Sprint Carrier Services. From 1989 to 1993, Mr. Hess was Strategic Account Manager for United Telephone Systems. From 1986 to 1989, Mr. Hess was employed by M C I in various sales management positions.

     Jeff Slater joined TotalTel, Inc., as Senior Vice President in September 1996. From 1991 to 1996, Mr. Slater was founder and President of JTEK Systems, Ltd., a firm which provides consulting services to various telecommunications companies including the Registrant. In 1990, Mr. Slater served as Corporate Director of Product Development for LCI Communications, Inc. From 1987 to 1990, Mr. Slater served as Executive Vice President of Operations of Charter Network Company which was acquired by LCI Communications, Inc. in 1990. Prior to such time, Mr. Slater held various executive positions with Companies in the telecommunications industry. Mr. Slater resigned his position effective December 31, 1997. Effective January 1, 1998, Mr. Slater ceased to be an employee, and currently serves as a consultant to the Company.





ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------
a)     The following table sets forth the compensation which the Registrant paid during the fiscal years ended January 31, l998,
1997, 1996 to the Chief Executive, each Executive Officer of the Registrant  whose aggregate remuneration exceeded $100,000.

                                          Summary Compensation Table
                                          --------------------------

Name and            Fiscal Year        Annual Compensation          Other              Compensation
Principal           Ended                                           Annual             Awards                All Other
Position            January 31         Salary ($)     Bonus(s)      Compensation($)    Options (#)           Compensations(s)
--------           ------------        ----------     --------      ---------------    -----------           ---------------
Warren H.          1998                  $287,115 (1) $350,000                                                $  15,325 (4)
Feldman            1997                  $315,000 (1) $295,000                                                $   7,025 (5)
Chairman and       1996                  $195,000 (1) $274,241                                                $   4,667 (6)
Chief Executive
Officer

Kevin Alward       1998 (2)(3)           $268,817     $270,499                                                $  12,877 (7)
President and      1997                  $315,000     $280.000                                                $   9,769 (8)
Chief Operating    1996                  $195,000     $274.241                                                $   6,010 (9)
Officer

Thomas P.          1998                  $116,000     $  4,000                                                $   8,265 (10)
Gunning            1997                  $ 95,231     $  6,000                                                $   6,560 (11)
Vice President,
Treasurer and
Secretary

David Hess         1998                  $264,615     $176,773       $115,008 (12)                            $   8,655 (13)
President &
Chief Operating
Officer of
Total Tel, Inc.

Jeff Slater        1998                  $235,846     $235,433                                                $   3,461 (14)
Senior Vice
President of
Total Tel, Inc.

(1)     Does not include an annual Director's fee of $15,000.

(2)     Resigned as an officer of the Company on  January 23, 1998

(3)     Does not include director's fees of $2,500.

(4)     The amounts shown represent the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement
        Savings Plan of  $4,688 and $2,357 for the use of a company vehicle for non-business purposes and $8,280 term life insurance premiums.

(5)     The amount shown represents the Registrant's contribution under its 401 (K) Deferred  Compensation and Retirement
        Savings Plan of  $4,668 and $2,357 for the use of a company vehicle for non-business purposes.

(6)     The amounts shown represents  the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement
        Savings Plan of  $2,310 and $2,357 for the use of a company vehicle for non-business purposes.

(7)     The amounts shown represent the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement
        Savings Plan of $5,931 and $4,041 for the use of a company vehicle for non-business purposes and $2,905 term life insurance premiums.

(8)     The amounts shown represent the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement
        Savings Plan of $5,620 and $3,071 for the use of a company vehicle for non-business purposes and $1,078 term life insurance premiums.

(9)     The amount  shown represents the Registrant's contribution under its  401 (K) Deferred Compensation and Retirement
        Savings Plan of $2,310 and $2,643 for the use of a company vehicle for non-business purposes and $1,057 term life insurance premiums.

(10)    The amount shown represent the Registrant's contribution under its 401 (K) Deferred compensation and Retirement
        Savings Plan of $3,468 and $1,393 for the use of a company vehicle for non-business purposes and $3,404 term life insurance premiums.

(11)    The amount shown represent the Registrant's contribution under its 401 (K) Deferred compensation and Retirement
        Savings Plan of $3,110 and $1,179 for the use of a company vehicle for non-business purposes and $2,271 term life insurance premiums.

(12)    The amount shown represent commissions paid to Mr. Hess in his capacity as Vice President of Total-Tel Carrier
        Services, Inc.

(13)    The amount shown represents the Registrant's contribution under its 401 (K) Deferred compensation and Retirement
        Savings Plan of $5,795, and $2,860 term life insurance premiums.

(14)    The amount shown represents the Registrants contribution under its 401K Deferred compensation and Retirement
        Savings Plan of $3,461.




(b)     Compensation Pursuant to Plans
         ------------------------------

         1987 Stock Option Plan
         ----------------------

     In October 1987, the Registrant adopted its 1987 Stock Option Plan and in October 1996, adopted its 1996 Stock Option Plan (the "Plans"). The Plans provide that certain options granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1954, as amended (the " Code " ), while non-qualified options may also be granted under the Plans. Incentive stock options may be granted only to employees of the Registrant, while non-qualified options may be granted to non-executive directors, consultants and others as well as to employees.

      The Plans are administered by a Committee of the Registrant's Board of Directors. The Registrant has reserved 664,900 shares of Common Stock under the 1987 Plan and 300,000 shares of Common Stock under the 1996 Plan for issuance to employees, officers, directors and consultants of the Company. The shares for options granted prior to July 15, 1994 have been adjusted for the 10% stock dividend. The shares for options granted prior to July 1, 1996 have been adjusted to reflect the 2 for 1 stock split.

     No option may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, an option may be exercised only by him. In the event of termination of employment other than by death or disability, the optionee will have one month, (subject to extension not to exceed an additional two months), after such termination during which he may exercise his option. Upon termination of employment of an optionee by reason of death or permanent total disability, his option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. No similar limitation applies to non-qualified options.

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






                                              OPTIONS GRANTS IN LAST FISCAL YEAR
                                              ----------------------------------
Options /SAR Grants in last Fiscal Year                                                         Potential realizable Value
                                                                                                at Assumed Annual rates
                                  Individual Grants                                             of stock Appreciation for
------------------------------------------------------------------------------------------      Option term
                       Number of
                      Securities           % of Total
                       Underlying         Options/SARs
                       options /           Granted to
                         SARs             Employees in         Exercise or Base Expiration
Name                Granted (#)(1)        Fiscal Year          Price       Date                5% ($)       10% ($)
--------------------------------------------------------------------------------------------------------------------

Warren Feldman          40,000               17.24%           $ 14.50   January 15, 2001       $124,994   $269,178
Kevin Alward (2)        40,000               17.24%           $ 14.50   January 15, 2001       $124,994   $269,178
David Hess              20,000                8.62%           $ 14.50   January 15, 2001       $ 62,497   $134,589
David Hess              50,000               21.55%           $ 20.00 September 29, 2001       $215,506   $464,100
Jeffrey Slater          20,000                8.62%           $ 14.50   January 15, 2001       $ 62,497   $134,589
Jeffrey Slater          40,000               17.24%           $ 20.00    January 2, 2001       $172,405   $371,280

(1) Stock option granted under the 1996 Plan.  One fifth of the new options are exercisable on each of the first, second, third, fourth and fifth anniversary dates of  the original grant.

(2) Kevin Alward exercised 10,000 shares on January 16, 1998.  The balance of his shares were canceled.




       Aggregated Options/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                                            Number of
                                                            Securities                                     Value of
                                                            Underlying                                    Unexercised
                                                            Unexercised                                  in-the-Money
                                                           Options/SARs at                              Options/SARs at
                                                              FY-End (#)                                    FY-End (#)

                    Shares Acquired
 Name                on Exercise(#)   Value Realized ($)  Exercisable    Unexercisable     Exercisable  Unexercisable
----------------------------------------------------------------------------------------------------------------------
Warren Feldman          69,200           $ 155,892            139,000       30,000           $3,465,125    $442,500
Kevin Alward           260,000            $988,263                 --           --                   --          --
David Hess                  --                  --             12,500       82,500             $224,063  $1,114,063
Jeffrey Slater           4,772              11,543             35,900       59,000             $776,695    $676,290
Thomas Gunning              --                 .--             21,500        1,000             $572,513     $20,500


(c)     Other Compensation
        ------------------
        None.

(d)     Compensation of Directors
        -------------------------
        Each director of the Registrant receives $15,000 per year for services in such capacity.

(e)     Termination of Employment and Change of Control Arrangements
        ------------------------------------------------------------
        None.






ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             --------------------------------------------------------------
             MANAGEMENT
             ----------
     (a)     Security Ownership of Certain Beneficial Owners
             -----------------------------------------------

     Set forth below is certain information concerning persons who are known by Registrant to own beneficially more than
5% of any class of the Registrant's voting shares on May 12, 1998.
                 Name and                      Amount and
Title            Address of                     Nature of               Percentage
of               Beneficial                     Beneficial                  of
Class              Owner                       Ownership (1)               Class
-----            ----------                   -------------                -----

Common           Warren H. Feldman              587,262 (2)                16.4%
Stock $.05       150 Clove Road                 shares
par value        Little Falls, NJ 07424

Common           Heartland Advisors, Inc.       200,200                     5.6%
Stock $.05       790 North Milwaukee St.        shares
par value        Milwaukee, WI 53202

Common           Solomon Feldman                443,190                    12.4%
Stock $.05       1890 South Ocean Drive         shares
par value        Hallandale, FL 33009

Common           Gold & Appel, SA               928,817                    25.9%
Stock $.05       Morris F.DeFeo,Jr              shares
par value        Swidler & Berlin, Chartered
                 3000 K St., NW, Suite 300
                 Washington, DC 20007

Common           Michael A. Karp                219,340                     6.1%
Stock $.05       3416 Sansom Street             shares
par value        Philadelphia, PA 19104


(1)     All shares are beneficially owned and sole investment and voting power is held by the persons named to the best of the Registrant's knowledge.

(2)     Includes options to purchase 139,000 shares of the Registrant's Common Stock which are currently exercisable or within 60 days hereof.




     (b)     Security Ownership of Management
             --------------------------------
     The following table sets forth as of May 12, 1998, information concerning the beneficial ownership of each class of equity securities by each director of the Registrant and all directors and officers of the Registrant as a group:
                 Name and                      Amount and
Title            Address of                     Nature of               Percentage
of               Beneficial                     Beneficial                  of
Class              Owner                       Ownership (1)               Class
-----            ----------                   -------------                -----

Common           Solomon H. Feldman              443,190                   12.3%
Stock $.05       1890 South Ocean Drive          shares
par value        Hallandale, FL 33009

Common           Warren H. Feldman               587,262 (2)               16.3%
Stock $.05       150 Clove Road                  shares
par value        Little Falls, NJ 07424

Common           Leon Genet                       45,560                    1.3%
Stock $.05       30 Farmstead Road
value            Short Hills, NJ 07078


Common           Jay J. Miller                       200
Stock $.05       430 E 57th St.,Suite 5D
value            New York, NY 10022

Common           All directors                 1,131,612(3)                31.4%
Stock $.05       and officers as a             shares
par value        group (6 in number)

(1)     All shares are beneficially owned and sole investment and voting power  is held  by the persons named.

(2)     Includes options  to  purchase 139,000  shares of  the  Registrant's Common Stock  which are currently exercisable or within 60 days hereof.

(3)     Includes options  to purchase 158,500 shares  of  the  Registrant's  Common Stock  which are currently excercisable or within 60 days hereof.

     c)     Changes in Control
            ------------------
     The Registrant knows of no contractual arrangement which may, at a subsequent date, result in a change in control of the Registrant.




ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------

     On December 1, 1993, the Company leased warehouse space in Belleville, New Jersey, from a partnership in which two directors and major shareholders are partners and a former director and major shareholder is also a partner. During the fiscal year ended January 31, 1998, the Company paid rent of $60,450 to the partnership. The annual rent for this premise is $58,560 for the first three years and $63,885 for years four and five. Registrant believes such premises are leased on terms not less favorable to Registrant than in an arm's length transaction.

     As set forth in Note 9 to the Financial Statements, the Registrant from time to time has made loans to a former executive employee and shareholder of the Registrant.


          (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)





                                        TOTAL-TEL USA COMMUNICATIONS, INC.
                                        ----------------------------------
                                               AND SUBSIDIARIES
                                               ----------------
I

TEM 14.     EXHIBITS AND FINANCIAL STATEMENTS SCHEDULE
            ------------------------------------------

                 YEARS ENDED JANUARY 31, 1998, 1997, AND 1996
                 --------------------------------------------

                                                     INDEX
                                                     -----

     (a) (1)     FINANCIAL STATEMENTS:  The following consolidated financial statements of Total-Tel USA Communications,
                 --------------------
Inc. and subsidiaries are included at the end of this Report:


CONSOLIDATED FINANCIAL STATEMENTS:                                 PAGE
---------------------------------                                  ----

     Independent auditors' report                                   F-1
     Consolidated balance sheets - January 31, 1998
          and 1997                                                  F-2
     Consolidated statements of earnings - years
          ended January 31, 1998, 1997 and 1996                     F-3
     Consolidated statements of shareholder's equity -
          years ended January 31, 1998, 1997, 1996                  F-4
     Consolidated statements of cash flow - years
          ended January 31, 1998, 1997, 1996                        F-5
     Notes to consolidated financial statements                     F-7

     (a) (2) SUPPLEMENTARY DATA FURNISHED PURSUANT
                TO THE REQUIREMENTS OF FORM 10-K:

     Schedule - years ended January 31, 1998, 1997 and 1996.

II     Valuation and Qualifying Accounts (Consolidated)             F-16

                                               ***************

Schedules other than those listed above are omitted because they are not required, not applicable or the information has been otherwise supplied.




(THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)




                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May, 1998

                         TOTAL-TEL USA COMMUNICATIONS, INC.
                         (Registrant)



                         By: /S/ Warren H. Feldman
                            ------------------------
                            Warren H. Feldman
                         Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                  Title                        Date
---------                  -----                        ----

/S/ Solomon Feldman        Director                     May 13, l998
Solomon Feldman

/S/ Warren H. Feldman      Chairman of the Board,       May 13, l998
Warren H. Feldman          Chief Executive Officer
                           and Director

/S/ Leon Genet             Director                     May 13, l998
Leon Genet

/S/ Thomas P. Gunning      Vice President, Treasurer,   May 13, l998
Thomas P. Gunning          Secretary  and  Principal
                           Accounting Officer

/S/ Jay J. Miller          Director                     May 13, l998
Jay J. Miller



Exhibit No.              Description of Document
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

(3)(d) By-Law Amendments incorporated by reference to Form 8K filed on April 7, 1998.

(3)(e) Shareholder Rights plan filed by reference to Form 8K, on April 12, 1998.

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

(10)(c) Lease of premises at 471 Cortland Street, Belleville, New Jersey, between Birnfeld Associates and Mansol Ceramics Company, dated October 31, 1974. Incorporated by reference to Exhibit 10 (c) to Registrant's Annual Report on Form 10-K for the year ended January 31, 1981.

(10)(d) Lease Modification Agreement re: Lease of premises at 471 Cortland Street dated July 24, 1980. Incorporated by reference to Exhibit 10 (d) to Registrant's Annual Report on Form 10-K for the year ended January 31, 1981.

(10)(e) (i)   Term Loan Agreement and Term Note both dated April 22,
              1983 between Mansol Ceramics Company and United Jersey
              Bank in the principal amount of $1,192,320. Incorporated by reference to Exhibit 10 (e) to Registrants Annual
              Report on Form 10-K for the year ended January 31, 1983.

(10)(e) (ii)  Installment Note and Equipment Loan and Security Agreement
              of Mansol Ceramics Company and Guaranty of Registrant, dated August 1, 1988, in connection with extension of the maturity date of the loan referenced to in Exhibit 10 (e)
              (i).

(10)(f) Lease of premises at 17-25 Academy Street, Newark, New Jersey between Mansol Ceramics Company and Rachlin & Co., dated April 29, 1983. Incorporated by reference to
              Exhibit 10 (f) to Registrant's Annual Report on Form 10-K for the year ended January 31, 1984.

(10)(g) Lease Modification Agreement re: Lease of Premises at 471 Cortland Street dated July 24, 1985. Incorporated by reference to Exhibit 10 (g) to Registrant's Annual Report on Form 10-K for the year ended January 31, l986.



Exhibit No.             Description of Document
----------              -----------------------

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



Exhibit No.             Description of Document
----------              -----------------------

(10)(s) Lease of premises at 744 Broad Street, Newark, New Jersey between Total-Tel USA, Inc. and Investment Property Services, Inc. dated December 28, 1993. Incorporated by reference to Exhibit 10 (s) to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1994

(10)(t) Lease of premises at 471 Cortland Street, Belleville, New Jersey, between Total-Tel USA Inc. and Birnfeld Associates - Belleville dated December 1, 1993. Incorporated by reference to Exhibit 10 (t) to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1994.

(10)(u) Lease of premises at 150 Clove Road, Little Falls, New Jersey, between Total-Tel USA Inc. and the Prudential Insurance Company of America dated February 22, 1994. Incorporated by reference to Exhibit 10 (u) to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1994.

(10)(v) Lease modification to the lease of the premises at 150 Clove Road, Little Falls, New Jersey between TotalTel, Inc. and The Prudential Company of America dated
              May 18, 1994. Incorporated by reference to Exhibit 10 (v) to the Registrant's Annual Report on Form 10-K for the year ended January 31, l995.

(10)(w) Second lease modification to the lease of the premises at 150 Clove Road, Little Falls, New Jersey between TotalTel, Inc. and Theta Holding Company, L. P., successor to the Prudential Insurance Company of America dated
              February 9, 1995.  Incorporated by reference to
              Exhibit 10 (w) to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1995.

(10)(x) Third lease modification to the lease of the premises at 150 Clove Road, Little Falls, New Jersey between TotalTel, Inc. and Theta Holding Company, L. P., successor to the Prudential Insurance Company of America dated January 31, 1997. Incorporated by reference to exhibit (10)(x) to the registrants Annual Report on Form 10-K for the year ended January 31, l997.

(10)(y) Equipment Facility and Revolving Credit Agreement dated August 23, 1996 between Total-Tel USA Communications, Inc., TotalTel, Inc., Total-Tel USA, Inc., and Total-Tel Carrier Services, Inc. and the Summit Bank in the amount of $10,000,000. Incorporated by referral to Exhibit
              (10)(y) to the Registrants Annual Report on Form 10K for the year ended January 3, 1997.

(10)(z) Lease of premises at 500 Fifth Avenue, New York City, New York between TotalTel, Inc. and 1472 Broadway, Inc. dated November 8, 1996. Incorporated by reference to Form 10K for the year ended January 31, 1997.

(10)(AA) Lease of premises at 40 Rector Street, New York City, New York between Total-Tel USA Communications, Inc. and 40 Rector Street Company dated November 1, 1996.
              Incorporated by reference to Form 10K for the year ended January 31, 1997.

(10)(AB) 1996 Stock Option Plan, Incorporated by reference to Registrant's Proxy Statement relating to its 1996 Annual Stockholder Meeting.

(10)(AC)      Lease of premises of 28 West Flagler Street, Miami,
              Florida between TotalTel, Inc. and Mosta Corporation, Inc. dated February 6, 1998.

(10)(AD) Amended Equipment Facility and Revolving Credit Agreement dated August 23, 1996 between Total-Tel USA
              Communications, Inc., TotalTel, Inc., Total-Tel USA, Inc., and Total-Tel Carrier Services, Inc. and the Summit Bank in the amount of 13,000,000.

(22)          Subsidiaries of Registrant.  Incorporated by reference to
              Exhibit 22 to Registrant's Annual Report on Form 10-K for the year ended January 31, 1996.

(27)          Financial Data Schedules.



Total-Tel USA Communications, Inc.
and Subsidiaries
Consolidated Financial Statements for the
Years Ended January 31, 1998, 1997 (Restated) and 1996, and
Independent Auditors' Report



INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Total-Tel USA Communications, Inc.
Little Falls, New Jersey

We have audited the accompanying consolidated balance sheets of Total-Tel USA Communications, Inc. and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the index at item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Total-Tel USA Communications, Inc. and subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14, the accompanying 1997 financial statements have been restated.


DELOITTE & TOUCHE LLP
New York, New York

May 8, 1998





TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1998 AND 1997 (RESTATED)
-----------------------------------------------------------------------------------------------------
ASSETS                                                                   1998               1997
                                                                                        (As Restated,
                                                                                         See Note 14)

CURRENT ASSETS:
  Cash and cash equivalents                                           $3,416,904         $2,589,187
  Investments available for sale                                         578,293          1,010,594
  Trade accounts receivable (net of allowance for doubtful accounts
     of $866,421 and $1,053,670 in 1998 and 1997, respectively)       20,346,988         13,933,652
  Notes receivable - employees                                           117,590            163,706
  Deferred income taxes                                                  151,256            196,800
  Prepaid expenses and other current assets                            2,497,707            583,223
                                                                    ------------       ------------
           Total current assets                                       27,108,738         18,477,162
                                                                    ------------       ------------
PROPERTY AND EQUIPMENT - Net                                          12,405,924         11,065,689
                                                                    ------------       ------------

OTHER ASSETS:
  Notes receivable - employees                                                --             86,383
  Deferred line installation costs (net of accumulated amortization
     of $389,827 and $283,801 in 1998 and 1997, respectively)            298,304            281,392
  Deferred income taxes                                                       --            602,159
  Other assets                                                           432,275            516,635
                                                                    ------------       ------------
           Total other assets                                            730,579          1,486,569
                                                                    ------------       ------------
                                                                     $40,245,241        $31,029,420
                                                                    ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $16,356,427        $10,222,260
  Other current and accrued liabilities                                1,757,375          2,222,141
  Salaries and wages payable                                             572,112            613,477
  Current portion of long-term debt                                      487,000                 --
                                                                    ------------       ------------
           Total current liabilities                                  19,172,914         13,057,878
                                                                    ------------       ------------

OTHER LONG-TERM LIABILITIES                                              331,754            259,220
                                                                    ------------       ------------
LONG-TERM DEBT                                                         2,092,201          2,940,000
                                                                    ------------       ------------
DEFERRED INCOME TAXES                                                     50,491                 --
                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
  Common stock, par value $.05 per share; authorized
   20,000,000 shares in 1998 and 1997, issued
    4,141,187 and 3,755,840 shares in 1998 and 1997, respectively        207,059            187,792
  Additional paid-in capital                                           9,656,488          7,054,370
  Retained earnings                                                   10,175,784          9,081,783
                                                                    ------------       ------------
                                                                      20,039,331         16,323,945

Treasury stock - at cost - 812,110 shares in 1998 and 810,510
  shares in 1997                                                      (1,547,331)        (1,547,251)
Receivable from shareholder                                                   --           (100,000)
Unrealized gain on available for sale securities                         105,881             95,628
                                                                    ------------       ------------
           Total shareholders' equity                                 18,597,881         14,772,322
                                                                    ------------       ------------
                                                                     $40,245,241        $31,029,420
                                                                    ============       ============

See notes to consolidated financial statements.







TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED JANUARY 31, 1998, 1997 (RESTATED) AND 1996
------------------------------------------------------------------------------------------------------------

                                                    1998                 1997                 1996
                                                                     (As Restated,
                                                                       See Note 14)

NET SALES                                      $123,286,028         $  89,325,921      $   49,873,477
                                               ------------         -------------      --------------
COSTS AND EXPENSES:
  Cost of sales                                  99,086,234            66,829,283          34,854,000
  Selling, general and administrative            22,082,829            18,303,834          12,641,680
  Stock compensation                                569,391             3,539,563              68,815
                                               ------------         -------------      --------------

           Total costs and expenses             121,738,454            88,672,680          47,564,495
                                               ------------         -------------      --------------
OPERATING INCOME                                  1,547,574               653,241           2,308,982
                                               ------------         -------------      --------------

OTHER INCOME (EXPENSE):
  Interest income                                   101,865               141,181             166,170
  Other income                                      358,729                50,920              36,091
  Interest expense                                 (183,623)              (68,348)             (3,854)
                                               ------------         -------------      --------------

        Total other income                          276,971               123,753             198,407
                                               ------------         -------------      --------------

EARNINGS BEFORE INCOME TAXES                      1,824,545               776,994           2,507,389

INCOME TAX PROVISION                                730,544               285,540             952,800
                                               ------------         -------------      --------------

NET EARNINGS                                   $  1,094,001         $     491,454      $    1,554,589
                                               ============         =============      ==============

BASIC EARNINGS PER COMMON SHARE                       $0.35                 $0.17               $0.53
                                                      =====                 =====               =====

DILUTED EARNINGS PER COMMON SHARE                     $0.32                 $0.15               $0.48
                                                      =====                 =====               =====

See notes to consolidated financial statements.






TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                           Unrealized
                                                                                                         Gain (Loss) on
                                                  Additional                                 Receivable     Available
                                        Common     Paid-in       Retained        Treasury       from        for Sale
                                        Stock      Capital       Earnings         Stock      Shareholder    Securities     Total

BALANCE AT JANUARY 31, 1995          $  93,240  $  3,621,324  $  7,035,740   $ (1,584,687)   $ (100,000)    $   27,177  $ 9,092,794

  Unrealized gain on available for
  sale securities                           --            --            --             --            --         35,780       35,780

  Exercise of employee stock option        200        15,727            --             --            --             --       15,927

  Issuance of employee stock grants         --       (36,946)           --         37,436            --             --          490

  Net earnings                              --            --     1,554,589             --            --             --    1,554,589
                                    ----------  ------------  ------------   ------------  ------------   ------------ ------------
BALANCE AT JANUARY 31, 1996             93,440     3,600,105     8,590,329     (1,547,251)     (100,000)        62,957   10,699,580

  Remeasurement of employee stock
  options (see Note 14)                     --     3,482,344            --             --            --             --    3,482,344

  Unrealized gain on available for
  sale securities                           --            --            --             --           --          32,671       32,671

  Exercise of employee stock options       681        65,592            --             --           --              --       66,273

  Stock split                           93,671       (93,671)           --             --           --              --           --

  Net earnings (RESTATED)                   --            --       491,454             --           --              --      491,454
                                    ----------  ------------  ------------   ------------  ------------   ------------ ------------
BALANCE AT JANUARY 31, 1997
(RESTATED)                             187,792     7,054,370     9,081,783     (1,547,251)     (100,000)        95,628   14,772,322

  Unrealized gain on available for
  sale securities                           --            --            --             --            --         10,253       10,253

  Exercise of employee stock options    19,267     1,399,004            --            (80)           --             --    1,418,191

  Remeasurement of employee stock
  options                                   --       433,126            --             --            --             --      433,126

  Tax benefit due to exercise of
  nonqualified options                      --       769,988            --             --            --             --      769,988

  Repayment of shareholder receivable       --            --            --             --       100,000             --      100,000

  Net earnings                              --            --     1,094,001             --            --             --    1,094,001
                                    ----------  ------------  ------------   ------------  ------------   ------------ ------------

BALANCE AT JANUARY 31, 1998          $ 207,059  $  9,656,488  $ 10,175,784   $ (1,547,331)  $        --     $  105,881  $18,597,881
                                    ==========  ============  ============   ============  ============   ============ ============

See notes to consolidated financial statements.






TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 1998, 1997 (RESTATED) AND 1996
------------------------------------------------------------------------------------------------------------

                                                        1998                 1997                 1996
                                                                         (As Restated,
                                                                          See Note 14)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                  $     1,094,001       $     491,454       $     1,554,589
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Depreciation and amortization                     2,027,557           1,381,931             1,026,102
    Provision for doubtful accounts                     416,713             950,495               820,131
    Tax benefit of options exercised                    769,988                  --                    --
    Noncash compensation expense                        569,391           3,539,563                68,815
    Deferred income taxes                               648,544          (1,070,460)              139,800
    Gain on disposal of property and
    equipment                                            (4,852)                 --                    --
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Trade accounts receivable                    (6,830,049)         (6,142,229)           (3,622,415)
        Prepaid expenses and other current
        assets                                       (1,914,484)           (190,249)               27,335
        Other assets                                     84,360             (90,471)              (53,499)
      Increase (decrease) in liabilities:
        Accounts payable                              6,134,167           3,617,801             2,483,618
        Other current and accrued
         liabilities and salaries and wages
          payable                                      (592,746)            587,247               738,956
        Other long-term liabilities                      72,534             (54,522)              202,928
                                                 --------------      --------------        --------------
           Net cash provided by operating
           activities                                 2,475,124           3,020,560             3,386,360
                                                 --------------      --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on notes receivable                            --                  --               628,792
  Proceeds from sales and maturities of
   short-term investments available for sale            442,554             973,141             1,600,963
  Purchase of investments available for sale                 --            (984,129)             (581,517)
  Purchases of property and equipment                (3,267,833)         (6,397,259)           (3,027,719)
  Proceeds from sale of fixed assets                     10,920              53,759                    --
  Payments for deferred line installation
    costs                                              (122,939)           (127,488)             (111,283)
  Issuance of notes to employees                             --            (136,706)             (115,000)
  Collection on notes receivable from
    employees                                           232,499               3,898                32,500
                                                 --------------      --------------        --------------

           Net cash used in investing
           activities                                (2,704,799)         (6,614,784)           (1,573,264)
                                                 --------------      --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised                             1,418,191              66,273                15,927
  Bank borrowings                                            --           2,000,000                    --
  Additional borrowings                                 770,000             940,000                   490
  Repayment on bank borrowings                       (1,130,799)                 --                    --
                                                 --------------      --------------        --------------

           Net cash provided by financing
           activities                                 1,057,392           3,006,273                16,417
                                                 --------------      --------------        --------------


TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 1998, 1997 (RESTATED) AND 1996
------------------------------------------------------------------------------------------------------------

                                                        1998                 1997                 1996
                                                                         (As Restated,
                                                                           See Note 14)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    $      827,717      $     (587,951)       $    1,829,513

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                   2,589,187           3,177,138             1,347,625
                                                 --------------      --------------        --------------

CASH AND CASH EQUIVALENTS, END OF YEAR           $    3,416,904      $    2,589,187        $    3,177,138
                                                 ==============      ==============        ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest                                     $      187,211      $       64,761        $        3,854

    Income taxes                                 $      752,761      $    1,511,149        $      560,000


See notes to consolidated financial statements.




TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
1.     NATURE OF OPERATIONS

Total-Tel USA Communications, Inc. ("Total-Tel"), with its wholly-owned subsidiaries Total-Tel, Inc., Total-Tel USA, Inc., Total-Tel Southeast Inc., Total-Tel Carrier Services, Inc., Total-Tel Sarasota, Inc., and Total-Tel Services (collectively, the "Company") operates as a switch based resale common carrier providing twenty-four hour, seven day a week, domestic and international long distance telecommunications service to customers throughout the United States. The Company's principal customers are primarily businesses and other common carriers.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentrations of Credit Risk - The Company sells its telecommunications services and products to customers operating primarily in the northeastern region of the United States. The Company performs ongoing credit evaluations of its customers as it generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations.

Sales by Category - The Company's operations are conducted within one business segment, the providing of long distance telecommunications to business customers (retail) and other carriers (wholesale). Sales by category for the fiscal years ended January 31, 1998, 1997 and 1996 are as follows:

                    1998            1997            1996

  Retail     $   65,304,679  $   57,896,644  $   46,289,295
  Wholesale      57,981,349      31,429,277       3,584,182
             --------------  --------------  --------------
             $  123,286,028  $   89,325,921  $   49,873,477
             ==============  ==============  ==============

Earnings per Share - The Company adopted SFAS No. 128 "Earnings per Share," in the fourth quarter of Fiscal 1998. The Statement establishes standards for computing basic earnings per share, which is represented by net earnings available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or stock options were exercised or converted into common stock during the period, if dilutive (see Note 12). Earnings per share amounts for prior years have been restated to reflect this revised standard.

Stock Split - On July 1, 1996, the Company distributed 1,873,420 shares of common stock in connection with a 2 for 1 stock split of all outstanding shares as of June 15, 1996. All per share and number of shares data have been restated to reflect this stock split.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposits and money market accounts.

Fair Value of Financial Instruments - The estimated fair value of publicly traded financial instruments is determined by the Company using quoted market prices, dealer quotes and prices obtained from independent third parties. For financial instruments not publicly traded, fair values are estimated based on values obtained from independent third parties or quoted market prices of comparable instruments. However, judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.




The carrying values and fair values of financial instruments are as follows:

                                                       1998                                       1997
-----------------------------------------------------------------------------------------------------------------
                                             Carrying          Fair                    Carrying        Fair
                                              Value            Value                    Value          Value
-----------------------------------------------------------------------------------------------------------------
Assets:
  Investments Available For Sale         $   578,293       $   578,293              $   1,010,594  $   1,010,594

Liabilities:
Debt                                       2,579,201         2,579,201                  2,940,000      2,940,000

Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

New Accounting Pronouncements - The Financial Accounting Standards Board issued Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income," Statement of Financial Accounting Standards No. 131,
"Disclosures about Segments of an Enterprise and Related Information," in 1997.  These statements may impact the disclosures made in future financial statements of the Company.






3.     INVESTMENT SECURITIES
Investments available for sale consist of:

                                           1998                                                   1997
                       -----------------------------------------------      -----------------------------------------------
                                     Gross Unrealized                                      Gross Unrealized
                                 ------------------------        Market             ------------------------         Market
                           Cost        Gain        Loss        Value         Cost         Gain       Loss             Value
 Municipal
  bonds and notes      $   50,000  $        8  $       --   $   50,008   $  477,227   $    1,887    $       --    $  479,114
     Mutual  funds        281,991       1,104          --      283,095      277,299       10,260            --       287,559
     Common stock          70,700     174,490          --      245,190       70,700      173,221            --       243,921
                       ----------  ----------  ----------   ----------   ----------   ----------    ----------    ----------
                       $  402,691  $  175,602  $       --   $  578,293   $  825,226   $  185,368    $       --    $1,010,594
                       ==========  ==========  ==========   ==========   ==========   ==========    ==========    ==========


Maturity dates of municipal bonds and notes as of January 31, 1998 are as follows:

     Maturing Within                                                                      Cost                  Market Value

     1 year                                                                          $    25,000                 $    25,008
     After 1 year through 5 years                                                         25,000                      25,000
                                                                                     -----------                 -----------
                                                                                     $    50,000                 $    50,008
                                                                                     ===========                 ===========

4.     PROPERTY AND EQUIPMENT

Property and equipment consists of:
                                                                                          1998                       1997

     Machinery and equipment                                                         $12,027,693                 $ 7,243,651
     Office furniture, fixtures and equipment                                          1,703,657                   1,257,440
     Leasehold improvements                                                              914,205                     305,812
     Vehicles                                                                            192,954                     152,583
     Computer equipment and software                                                   3,220,808                   2,420,830
     Leasehold improvements in progress                                                  205,644                     260,578
     Machinery and equipment in progress                                                 100,000                   3,585,205
                                                                                     -----------                 -----------
                                                                                      18,364,961                  15,226,099

     Less accumulated depreciation and amortization                                    5,959,037                   4,160,410
                                                                                     -----------                 -----------

                                                                                     $12,405,924                 $11,065,689
                                                                                     ===========                 ===========

Depreciation and amortization expense related to property and equipment for the years ended January 31, 1998, 1997 and
1996 was $1,921,530, $1,288,816 and $940,853, respectively.




5.     INCOME TAXES
The provision for income taxes includes the following:

                                1998           1997          1996
                                            (RESTATED)
     Federal:
       Current              $  60,000     $ 1,078,000     $ 663,000
       Deferred               517,544        (824,160)       95,400
     State income taxes:
       Current                 22,000         278,000       150,000
       Deferred               131,000        (246,300)       44,400
                            ---------     -----------     ---------
                            $ 730,544     $   285,540     $ 952,800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                            1998                       1997
                                                                                    (RESTATED)
                                                   Current       Long-term     Current       Long-term

     Deferred tax assets:
       Allowance for doubtful accounts           $ 151,256     $        --   $ 196,800       $       --
       Accrued compensation expense                     --       1,275,096          --        1,452,460
       Unamortized lease incentive                      --         132,701          --          103,500
                                                 ---------     -----------   ---------       ----------
     Total deferred tax assets                     151,256       1,407,797     196,800        1,555,960
                                                 ---------     -----------   ---------       ----------
     Deferred tax liabilities:
       Difference between book and tax basis
         of property and equipment                      --      (1,388,568)         --         (890,181)
       Unrealized gains on securities
         available for sale                             --         (69,720)         --          (63,620)
                                                 ---------     -----------   ---------       ----------
     Total deferred tax liabilities                     --      (1,458,288)         --         (953,801)
                                                 ---------     -----------   ---------       ----------
     Net deferred tax asset (liability)          $ 151,256     $   (50,491)  $ 196,800       $9,602,159
                                                 ---------     -----------   ---------       ----------

A reconciliation from the U.S. statutory tax rate of 34% to the effective tax rate for income taxes on the consolidated statements of earnings is as follows:

                                                          1998          1997          1996
                                                                     (RESTATED)

     Computed expense at statutory rates               $ 620,345     $ 264,178     $ 852,500
    (Reductions) increase in taxes resulting from:
       Tax-exempt interest income                        (14,300)      (16,000)      (23,200)
       State taxes, net of federal income tax benefit    118,000        28,300       128,300
       Insurance proceeds on officer's death            (114,400)          -             -
       Other                                             120,899         9,062        (4,800)
                                                       ---------     ---------     ---------
     Actual expense                                    $ 730,544     $ 285,540     $ 952,800
                                                       =========     =========     =========

6.     LEASE COMMITMENTS
The Company rents various facilities under lease agreements classified as operating leases. Several of the underlying agreements contains certain incentives eliminating payments at the inception of the lease. Lease incentives are amortized on a straight-line basis over the entire lease term. Under terms of these leases, the Company is required to pay its proportionate share of increases in real estate taxes, operating expenses and other related costs.

In 1993, the Company leased warehouse space in Belleville, New Jersey from a partnership in which two of the partners are directors and major shareholders of the Company. During the fiscal years ended January 31, 1998, 1997 and 1996, the Company paid rent of $60,450, $59,760 and $59,670, respectively, to the partnership. The annual rent for this premise is $58,560 for the first three years and $63,885 for years four and five and is included in the table of future minimum rentals shown below.

Future minimum annual rentals on these leases as of January 31, 1998 are as follows:

     Year Ending
     January 31,

     1999                       $ 1,286,101
     2000                         1,195,018
     2001                         1,219,107
     2002                         1,219,107
     2003                           756,986
     2004 and thereafter          2,590,786
                                -----------
                                $ 8,267,105
                                ===========

Rental expense for the years ended January 31, 1998, 1997 and 1996 was approximately $1,047,000, $626,600 and $517,600, respectively.

7.     EMPLOYEE BENEFIT PLANS

The Company has established a savings incentive plan for substantially all employees of the Company which is qualified under section 401(k) of the Internal Revenue Code. The savings plan provides for contributions to an independent trustee by both the Company and its participating employees. Under the plan, employees may contribute up to 15% of their pretax base pay. Effective January 1, 1996, the Company increased its matching contribution to 50% of the first 6% of participant contributions. Participants vest immediately in their own contributions and over a period of six years for the Company's contributions. Company contributions were approximately $165,000, $111,000 and $41,000 for the years ended January 31, 1998, 1997 and 1996, respectively.

8.     STOCK OPTION PLAN

The Company has two stock option plans authorizing the granting of either Incentive Stock Options or Nonqualified Stock Options. The 1987 Stock Option Plan provides for the issuance of an aggregate of 664,900 shares of the Company's Common Stock for options granted under the Plan. The 1996 Stock Option Plan, which was approved by the shareholders and adopted by the Company on October 10, 1996, provides for the issuance of an aggregate of 300,000 shares of the Company's Common Stock for options granted under the Plan.

Incentive Stock Options granted must have an exercise price equal to the fair market value of the Company's Common Stock at the time the option is granted, except that the price shall be at least 110 percent of the fair market value where the option is granted to an employee who owns more than 10 percent of the combined voting power of all classes of the Company's voting stock. Nonqualified Stock Options granted must have an exercise price equal to at least 50 percent of the fair market value of the Company's Common Stock at the time the option is granted. Incentive Stock Options may be granted only to employees. Nonqualified Stock Options may be granted to employees as well as directors, independent contractors and agents, as determined by the Board of Directors. All options available to be granted under the 1987 Plan were granted prior to September 1, 1997. All options available to be granted under the 1996 Plan, totaling 104,125 at January 31, 1998, must be granted by October 10, 2006. The options currently outstanding have terms that expire between five to ten years from the date of grant and vest over a period of three to four years from the date of grant.

Information regarding options under the 1987 Plan is as follows:


                                                                                                         Weighted
                                         Option                                                           Average
                                          Price                                                          Exercise
                                        Per Share            Outstanding           Exercisable             Price

     January 31, 1995 balance    $     1.03 - 9.63             634,900               378,718   $            3.57

       Granted                   $     7.99 - 8.63              33,000                    --   $            8.32
       Became Exercisable        $     1.03 - 9.63                  --               269,582                  --
       Exercised                 $            1.99              (8,000)               (8,000)  $            1.99
       Cancelled                 $            8.75             (17,000)              (17,000)  $            8.75
                                 -----------------   -----------------     -----------------   -----------------
     January 31, 1996 balance    $     1.03 - 9.63             642,900               623,300   $            3.70
                                 -----------------   -----------------     -----------------   -----------------

       Granted                   $            9.50              22,000                    --   $            9.50
       Became Exercisable                       --                  --                18,100                  --
       Exercised                 $     1.99 - 6.57             (18,228)              (18,228)  $            3.27
                                 -----------------   -----------------     -----------------   -----------------

     January 31, 1997            $     1.03 - 9.63             646,672               623,172   $            3.91
                                 -----------------   -----------------     -----------------   -----------------

       Became Exercisable                       --                  --                23,500                  --
       Exercised                 $     1.03 - 9.50            (361,272)             (361,272)  $            3.22
       Cancelled                 $     5.63 - 9.50              (6,000)               (6,000)  $            7.70
                                 -----------------   -----------------     -----------------   -----------------

     January 31, 1998 balance    $     1.03 - 9.63             279,400               279,400   $            4.72
                                 =================   =================     =================   =================

Information regarding options under the 1996 plan is as follows:

                                                                                                    Weighted
                                      Option                                                         Average
                                      Price                                                         Exercise
                                    Per Share           Outstanding            Exercisable            Price

       January 31, 1997 balance                 --                  --                    --                  --

        Granted                  $   14.50 - 20.00             232,000                         $           16.81
        Became Exercisable       $   14.50 - 20.00                  --                33,625                  --
        Exercised                $           14.50             (10,875)              (10,875)  $           14.50
        Cancelled                $           14.50             (36,125)                 (875)  $           14.50
                                 -----------------   -----------------     -----------------   -----------------
       January 31, 1998 balance  $     14.50-20.00             185,000                21,875   $           17.40
                                 =================   =================     =================   =================






     The following table summarizes information about options outstanding under the 1987 and 1996 plans:

                                                 Options Outstanding                          Options Exercisable
                                         ------------------------------------        ------------------------------------
                                                      Weighted-
                                                      Average          Weighted-                               Weighted-
               Range of            Number of          Remaining          Average           Number of            Average
               Exercise             Shares           Contractual        Exercise            Shares             Exercise
               Prices             Outstanding           Life             Price            Outstanding            Price

           $1.03 -  9.63            279,400         2.77 years          $  4.72            279,400             $  4.72
           $14.50 -20.00            185,000         3.17 years          $ 17.40             21,875             $ 14.50
           -------------      -------------      -------------    -------------      -------------       -------------
           $1.03 - 20.00            464,400         2.93 years          $  9.77            301,275             $  5.43
           -------------      -------------      -------------    -------------      -------------       -------------

Compensation expense related to the nonqualified stock options was $136,265, $57,219 and $68,815 for the years ended
January 31, 1998, 1997 and 1996, respectively.

Compensation expense related to the remeasurement of nonqualified and incentive stock options was $433,126,
$3,482,344 and $0 for the years ended January 31, 1998, 1997 and 1996, respectively.

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation."  Had compensation cost for the Company's plans been determined based on the fair value at the grant date for awards in the fiscal years ended January 31, 1998, 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net earnings and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:






                                                                 1998                   1997                 1996
                                                                                   (As Restated,
                                                                                    See Note 14)

Net earnings - as reported                                  $  1,094,001         $     491,454          $    1,554,589
Net earnings (loss) - pro forma                                  931,066               (52,536)              1,544,510

Basic earnings per share - as reported                              0.35                  0.17                    0.53
Basic earnings (loss) per share - pro forma                         0.30                 (0.02)                   0.53

Diluted earnings per share - as reported                            0.32                  0.15                    0.48
Diluted earnings (loss) per share - pro forma                       0.27                 (0.02)                   0.47

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996:  dividend yield of 0.00% for the three years; expected volatility of 67.82%, 33.00% and 33.00%, respectively; risk-free interest rate of 6.53%, 6.72% and 6.72%, respectively; and expected lives of 5 years for each of the three years.




9.     NOTES RECEIVABLE FROM SHAREHOLDER

In 1993, the Company made a $25,000 noninterest bearing, unsecured loan to an executive employee and shareholder of the Company. In 1995, the Company made two additional unsecured loans to the same employees in the amounts of $55,000 and $60,000, with interest at the prime rate published in the Wall Street Journal, and 9% per annum, respectively. In 1996, the three notes, together with unpaid interest, were combined into one note with a principal balance of $117,281. The note bears interest at 8% per annum and is payable in semi-monthly installments for seven-and-one-half years, commencing February 7, 1996. These three notes were repaid with interest in January, 1998.

In 1993, the Company made a separate $100,000 unsecured loan to the above mentioned employee for the purchase of the Company's common stock. This note is shown as a reduction in shareholder's equity as of January 31, 1997. This note was repaid in full as of January 31, 1998.

10.     LONG-TERM DEBT

On August 23, 1996, the Company entered into an Equipment Facility and Revolving Credit Agreement (the "Facility") with a major New Jersey bank. This Facility provides the Company with an unsecured line of credit of $4,000,000 and a $6,000,000 facility for the purchase of machinery and equipment, primarily switching equipment, and is secured by the Company's machinery and equipment.

The Company had drawn down $2,000,000 of the $6,000,000 Facility in the prior year. In the current year, the Company converted the balance to a term loan payable in monthly installments of $55,923 including principal and interest payable over a term of 60 months. The remaining balance on this note as of January 31, 1998 was $2,579,201, of which $487,000 was classified as current.

The Company has utilized $100,000 of the unsecured line of credit for the issuance of a letter of credit.

The interest rate for borrowings under the Facility is at the bank's prime rate or, at the Company's option, 225 basis points above the LIBOR rate. The Company is currently paying 7.71% on the balance.

The Facility requires the Company to meet certain covenants. Among the covenants contained in the Facility are ratios and balances as to minimum tangible net worth, current ratio, debt to net worth and fixed charge coverage (all as defined). Other covenants include the level of capital expenditures, acquisitions of capital stock, the incurrence of new long-term indebtedness (as defined), and new liens on assets, as well as the maintenance of certain other ratios. At January 31, 1998 and 1997, the Company was in compliance with all covenants of the facility.

On March 16, 1998, the Company entered into an Amended and Restated Equipment Facility and Revolving Credit Agreement (the "Amended Facility") with the same bank. This Amended Facility increases the unsecured line of credit to $8,000,000 and the Facility for the purchase of machinery and equipment to $5,000,000.

Scheduled maturities of notes payable during the next five years and thereafter are as follows:

Years Ending
January 31,

1999                 $    487,000
2000                      526,361
2001                      568,653
2002                      615,113
2003                      382,074
2004 and thereafter            --
                     ------------
                     $  2,579,201
                     ============

11.     COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a law suit, filed by one of its customers for alleged breach of contract, seeks compensatory and punitive damages of $1,300,000. The Company believes that the suit is completely without merit and intends to vigorously defend it. However the outcome cannot be determined at this time.

12.     EARNINGS PER SHARE

Basic earnings per share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share was computed on the assumption that all stock options converted or exercised during each year or outstanding at the end of each year were converted at the beginning of each year or at the date of issuance or grant, if dilutive.





The reconciliation of the earnings and common shares included in the computation of basic earnings per common share and diluted earnings per common share for the years ended January 31, 1998, 1997 and 1996 is as follows:

                                 1998                                   1997                                    1996
                  Earnings      Shares     Per-Share   Earnings       Shares       Per-Share     Earnings     Shares     Per-Share
                (Numerator) (Denominator)    Amount  (Numerator)  (Denominator)     Amount     (Numerator) (Denominator)   Amount

Net Earnings   $ 1,094,001                           $   491,454                               $ 1,554,589
               -----------                           -----------                               -----------
Basic Earnings
  Per Share:     1,094,001     3,106,702    $   0.35     491,454      2,941,330      $   0.17    1,554,589    2,908,702    $   0.53

Effect of Dilutive
  Securities:
  Stock Options                  314,473                                427,931                                 354,187
               -----------   ----------- ----------- -----------    -----------   -----------  -----------  -----------  ----------
Diluted Earnings
  Per Share    $ 1,094,001     3,421,175    $   0.32 $   491,454      3,369,261      $   0.15  $ 1,554,589    3,262,889    $   0.48
               ===========   =========== =========== ===========    ===========   ===========  ===========  =========== ===========






13.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Amounts in thousands except per share data.

                                               April 30,       July 31,       October 31,       January 31,
                                                 1995            1995            1995              1996

Revenues                                      $  10,516      $  11,620       $  13,454         $  14,283
Operating income                                    569            410             948               382
Net earnings                                        366            246             594               349
Basic earnings per common share                    0.13           0.08            0.20              0.12
Diluted earnings per common share                  0.11           0.08            0.18              0.11

                                               April 30,       July 31,       October 31,       January 31,
                                                 1996            1996            1996              1997
                                                                                                (restated)

Revenues                                      $  17,370      $  23,118       $  23,948         $  24,890
Operating income (loss)                             807          1,251           1,311            (2,716)
Net earnings (loss)                                 503            781             810            (1,602)

Basic earnings (loss) per common share             0.17           0.27            0.28             (0.55)
Diluted earnings (loss) per common share           0.15           0.23            0.24             (0.55)

                                               April 30,       July 31,       October 31,       January 31,
                                                 1997            1997            1997              1998

Revenues                                      $  26,333      $  36,152       $  29,919         $  30,882
Operating income (loss)                           1,048            480             577              (557)
Net earnings (loss)                                 623            258             316              (103)
Basic earnings (loss) per common share             0.20           0.08            0.10             (0.03)
Diluted earnings (loss) per common share           0.18           0.08            0.09             (0.03)






14.     RESTATEMENT
Subsequent to the issuance of the January 31, 1997 financial statements, the Company's management determined that an additional $3,482,344 in compensation expense should have been recorded in connection with the an extension of the exercise period of certain stock options that were granted to certain employees in 1992. These options were due to expire in 1997 and were extended, in January of 1997, for an additional five year period. As a result, the financial statements were restated from amounts previously reported to recognize the additional compensation expense and its effect on the income tax provision and deferred taxes.


The effect of the restatement is as follows:

                                                                                  As
                         For the year ended                                   Previously
                          January 31, 1997                                     Reported            As restated
Consolidated Balance Sheet:
  Current Deferred income tax asset                                      $      263,600        $      196,800
  Long term deferred income tax asset                                                --               602,159
  Long term deferred income tax liability                                       850,301                    --
  Additional paid in capital                                                  3,572,026             7,054,370
  Retained earnings                                                          11,178,467             9,081,783
Consolidated Statement of Earnings:
  Stock compensation expense                                                     57,219             3,539,563
  Net earnings                                                                2,588,138               491,454

  Income tax provision                                                        1,671,200               285,540
  Basic earnings per common share                                        $         0.88        $         0.17
  Diluted earnings per common share                                      $         0.75        $         0.15




15.     SUBSEQUENT EVENTS

On March 31, 1998, the Board of Directors of the Company (the "Board") adopted a Shareholder Rights Plan and declared a dividend of one common share purchase right ("Right") for each share of common stock of the Company outstanding on April 13, 1998. Until it is announced that a person or group has acquired 20% or more of the outstanding common stock of the Company ("Acquiring Person") or has commenced a tender offer that could result in such person or group owning 10% or more of such common stock, the Rights will initially be redeemeable for $0.01 each, will be evidenced solely by the Company's stock certificates, will automatically trade with the Company's common stock and will not be exercisable. Following any such announcement, separate Rights certificates would be distributed, with each Right entitling its holder to purchase common stock of the Company for an exercise price of $125, subject to adjustment, as more fully described below.

Upon announcement that any person or group has become an Acquiring Person and unless the Board acts to redeem the Rights, then ten business days after such announcement (the "Flip-in Date"), each Right (other than Rights beneficially owned by an Acquiring Person or transferee thereof, which Rights become void) will entitle the holder to purchase, for the $125 exercise price, a number of shares of the Company's common stock having an aggregate market value of $250. In addition, if, after the Acquiring Person gains control of the Board, the Company is involved in a merger with any person or sells more than 50% of its assets or earning power to any person (or has entered into an agreement to do either of the foregoing), and, in the case of a merger, an Acquiring Person would receive different treatment than other stockholders, each Right would entitle its holder to purchase, for the $125 exercise price, a number of shares of common stock of such other person having an aggregate market value of $250. If any person or group acquires between 10% and 50% of the Company's common stock, the Board may, at its option, require the Rights to be exchanged for common stock of the Company. The Rights generally may be redeemed by the Board for $0.01 per Right prior to the Flip-in Date.

                                ******





TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(CONSOLIDATED)
--------------------------------------------------------------------------------------------------------------------
Column A                              Column B               Column C                    Column D          Column E
--------------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                       --------------------
                                                                          Charged to
                                     Balance at       Charged to            Other                           Balance
                                     Beginning         Cost and            Accounts      Deductions-       at End of
Description                          of Period         Expenses            Describe      Charge Offs         Period

YEAR ENDED JANUARY 31,
  1998:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                      $ 1,053,670        $416,713          $     --        $603,962          $866,421

YEAR ENDED JANUARY 31,
  1997:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                      $   831,538        $950,495          $     --        $728,363        $1,053,670

YEAR ENDED JANUARY 31,
  1996:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                      $   492,235        $820,131          $     --        $480,828          $831,538



Total-Tel 10K.edg   Page 52  To Total-Tel