Form 10-Q
period 1998-04-30
TOTAL TEL USA COMMUNICATIONS INC
filed 1998-06-15
CIK 34497

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    ---------
                                    FORM 10-Q
(Mark one)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       April 30, 1998
                                    ----------------------
                                               OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

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

           150 Clove Road, 8th Floor, Little Falls, NJ 07424
        ----------------------------------------------------
       (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (973) 812-1100

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

                           Yes  X   No
                              -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                            Outstanding at June 12, 1998
----------------------------              ----------------------------
Common Share, $.05 par value                         6,905,954 *


* Reference is made to Note B of Notes to Condensed Consolidated
Financial Statements



                      TOTAL-TEL USA COMMUNICATIONS, INC.
                      ----------------------------------
                               AND SUBSIDIARIES
                               ----------------
                      FIRST QUARTER REPORT ON FORM 10-Q
                      ---------------------------------

                                    INDEX
                                    -----
                                                              Page No.

PART I.    FINANCIAL INFORMATION

     Condensed Consolidated Statements of Earnings
           Three months ended April 30, 1998 and 1997
          (unaudited)                                               3

     Condensed Consolidated Balance Sheets
          April 30, 1998 (unaudited), and
          January 31, 1998                                        4-5

     Condensed Consolidated Statements of Cash Flows
          Three months ended April 30, 1998 and 1997
          (unaudited)                                               6

     Notes to Condensed Consolidated Financial
          Statements (unaudited)                               7 - 9

     Management's Discussion and Analysis of
          Financial Condition and Results of Operations       10 -11


PART II. OTHER INFORMATION

     Items 1-5                                                    12

     Item 6. Exhibits and Reports on Form 8-K                     12


SIGNATURES                                                        12




          TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)



                                                  Three months ended
                                                --------------------
                                                      April 30,


                                                 1998            1997
                                                 ----            ----

Net Sales                                  $  31,881,593    $ 26,332,527
                                           -------------    ------------
Costs and Expenses
     Cost of Sales                            25,134,905      20,267,445
     Selling, general and administrative       6,335,981       5,016,887
                                           -------------    ------------

                                              31,470,886      25,284,332
                                           -------------    ------------

Operating Income                                 410,707       1,048,195
                                           -------------    ------------

Other Income (Expense)
     Interest income                              25,886          25,510
     Other income                                 50,581           5,523
     Interest expense                            (48,515)        (35,052)
                                           -------------    ------------

              Total Other Income (Expense)        27,952          (4,019)
                                           -------------    ------------

Earnings before provision for income taxes       438,659       1,044,176

Provision for Income Tax                        (175,440)       (421,400)
                                           -------------    ------------


NET EARNINGS                               $     263,219    $    622,776
                                           -------------    ------------

* BASIC EARNINGS PER COMMON SHARE                  $ .04           $ .10
                                           -------------    ------------

* DILUTED EARNINGS PER COMMON SHARE                $ .04           $ .09
                                           -------------    ------------

Dividends Per Share                                 NONE            NONE
                                           -------------    ------------



          See notes to condensed consolidated financial statements. *Reference is made to Note B of Notes to Condensed Consolidated
                      Financial Statements



             TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  QUARTER ENDING
                                              APRIL 30,      JANUARY 31,
                                                1998            1998
                                           -------------    ------------
                                            (Unaudited)        (Note)
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents               $ 4,215,745     $ 3,416,904

     Securities available for sale               646,800         578,293

     Accounts receivable                      21,042,672      20,346,988

     Note receivable                             347,883         117,590

     Deferred income taxes                       231,556         151,256

     Prepaid expenses and
          other current assets                 2,891,091       2,497,707
                                           -------------    ------------

          TOTAL CURRENT ASSETS                29,375,747      27,108,738



PROPERTY AND EQUIPMENT, LESS ACCUMULATED
     DEPRECIATION AND AMORTIZATION            13,547,994      12,405,924

OTHER ASSETS:


     Deferred line installation costs, less
          accumulated amortization               283,918         298,304

     Other assets                                591,572         432,275
                                           -------------    ------------

                                                 875,490         730,579
                                           -------------    ------------

                                             $43,799,231     $40,245,241
                                           =============   =============

       NOTE: The balance sheet at January 31, 1998 has been taken from the audited consolidated financial statements at that date.

              See notes to condensed consolidated financial statements.

                                    (Continued)


               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                             APRIL 30,       JANUARY 31,
                                              1998             1998
                                           -------------    ------------
                                            (Unaudited)        (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current portion of long term debt       $   496,300     $   487,000

     Accounts payable                         18,670,788      16,356,427

     Other current and accrued liabilities     2,015,662       1,757,375

     Salaries and wages payable                  605,482         572,112
                                           -------------    ------------

          TOTAL CURRENT LIABILITIES           21,788,232      19,172,914
                                           -------------    ------------

OTHER LONG-TERM LIABILITIES                      318,525         331,754
                                           -------------    ------------
LONG-TERM DEBT                                 1,963,488       2,092,201
                                           -------------    ------------
DEFERRED INCOME TAXES                            145,681          50,491
                                           -------------    ------------

SHAREHOLDERS' EQUITY

     Common stock                                213,254         207,059
     Additional paid-in capital               10,347,106       9,656,488
     Retained earnings                        10,439,002      10,175,784
                                           -------------    ------------
                                              20,999,362      20,039,331

     Treasury stock                           (1,547,331)     (1,547,331)
     Accumulated other comprehensive income      131,274         105,881
                                           -------------    ------------
          Total Shareholders' Equity          19,583,305      18,597,881
                                           -------------    ------------
                                            $ 43,799,231    $ 40,245,241


NOTE: The balance sheet at January 31, 1998 has been taken from the audited consolidated financial statements at that date.

          See notes to condensed consolidated financial statements.


          TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                Three months ended
                                                      April 30,

                                                1998             1997
                                           -------------    ------------
OPERATING ACTIVITIES
     Net earnings                            $   263,219      $  622,776
     Adjustment for non-cash charges             974,726         738,240
     Changes in assets and liabilities         1,022,940         254,781
                                           -------------    ------------
     Net cash provided by
       operating activities                    2,260,885       1,615,797
                                           -------------    ------------

INVESTING ACTIVITIES:
     Maturities of securities
       available for sale                         25,000               -
     Purchase of securities available for sale   (51,273)              -
     Note receivable                            (234,550)              -
     Collection of notes receivable                4,257           4,010
     Purchase of property and equipment       (1,770,971)       (852,434)
     Additions to deferred line
       installation costs                        (11,907)        (84,834)
                                           -------------    ------------

     Net cash used in investing activities    (2,039,444)       (933,258)
                                           -------------    ------------

FINANCING ACTIVITIES:
     Exercise of stock options                   319,313         282,272
     Repayments of bank borrowings              (119,413)              -
     Tax benefit of options exercised            377,500               -
                                           -------------    ------------
     Net cash provided by
       financing activities                      577,400         282,272
                                           -------------    ------------

NET INCREASE IN CASH
     AND CASH EQUIVALENTS                        798,841         964,811

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                     $ 3,416,904     $ 2,589,187
                                           -------------    ------------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                           $ 4,215,745     $ 3,553,998
                                           -------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
     Cash paid during the period for:
          Interest                         $      48,515    $    35,051
          Income taxes                     $      30,000    $    20,000

          See notes to condensed consolidated financial statements.





         TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note A - Basis of Presentation


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the "Company") for the fiscal year ended January 31, 1998. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1998 are not necessarily indicative of the results which may be expected for the year ending January 31, 1999.


Note B - Stock Split


     On July 15, 1998, the Registrant will distribute 3,452,977 shares of Common Stock $.05 par value, in connection with a 2 for 1 stock split to record holders as of June 30, 1998. All references in the accompanying financial statements to the number of Common Shares and per-share amounts have been restated to reflect the announced stock split.





Note C: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended
                                           April 30,1998   April 30,1997
                                            -------------   -------------
Numerator:
     Income available to
       common shareholders used in basic
       and diluted income per share$         $   263,219     $  622,776

Denominator:
     Weighted-average number of Common         6,884,674      6,094,536
     Shares used in basic income per share

     Effect of diluted securities:
          Common stock options                   487,004        652,238
                                            -------------   -------------

     Weighted-average number of Common         7,371,678      6,746,774
                                            -------------   -------------
  Shares and diluted potential Common Shares used in diluted income per share

Basic income per share                           $  0.04        $  0.10
                                            -------------   -------------
Diluted income per share                         $  0.04        $  0.09
                                            -------------   -------------


Note D - Adoption of New Accounting Standard


     Effective February 1, 1998, the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). This statement established standards for the reporting and presentation of comprehensive income and its components. Net unrealized gain on available for sale securities is the item that is to be added to net earnings to arrive at comprehensive income. The adoption of FAS 130 had no significant effect on the Registrant's financial position or net earnings.



     The Registrant's comprehensive income is as follows:

     Quarter ended April 30                      1998               1997
                                            -------------   -------------
     Net earnings                               $ 263,219       $ 622,766
     Unrealized gain (loss) on available for
       sale securities                             25,393          (3,357)
                                            -------------   -------------
     Comprehensive income                       $ 288,612       $ 619,409


The components of accumulated other comprehensive income, net of related taxes at April 30, 1998 and January 31, 1998 is as follows:

                                              April 30,     January 31,
                                                1998          1998
                                          -------------   -------------
Unrealized gain on available for sale
      securities                              $ 131,274       $ 105,881
                                          -------------   -------------
Accumulated comprehensive income              $ 131,274       $ 105,881
                                          -------------   -------------





          TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULT OF OPERATIONS

Results of Operations

Net sales were approximately $31,882,000 for the first quarter of the current fiscal year, an increase of approximately $5,549,000, or 21.1%, as compared to the first quarter of the prior fiscal year. This increase was attributable to the addition of the New York switch, continued sales and marketing efforts by the Registrant, and increased carrier revenue. However, given the competitive climate in the long distance telephone industry, there can be no assurance that this rate of growth will continue throughout the remainder of the current fiscal year.

For the current fiscal quarter, the telephone service billed approximately 227,475,000 minutes of calling as compared to approximately 195,087,000 minutes of calling for the comparable quarter of the prior year, resulting in an increase of approximately 32,388,000 minutes, or 16.6%. The overall average revenue per minute decreased slightly in the current fiscal quarter as compared to the prior fiscal year's quarter. Retail revenue per minute has decreased slightly (5%); however this was partially offset by the increased international traffic rate per minute.

Cost of sales increased approximately $4,870,000 or 24.0% to approximately $25,135,000 for the current quarter. The increase was unfavorable in relation to the 21.1% increase in sales. While the Registrant realized lower line rates due to access reform, and continued to negotiate lower line rates from its suppliers, the gross margin for the current quarter decreased to approximately 21.2% as compared to approximately 23.0% for the same quarter of the prior fiscal year. This decrease in the gross margin is reflective of an increase in operating costs of approximately $425,000, which consisted of additional salaries and depreciation to support the New York and Miami switches and the Network Operations Center.

Selling, general and administrative expense for the current fiscal quarter were approximately $6,336,000, an increase of approximately $1,319,000, or 26.3%. compared to the first quarter of the prior fiscal year. This increase results from an increase in sales commissions of approximately $254,000 as the result of higher sales volume; increase in the sales department salaries of approximately $140,000; administrative salaries of approximately $140,000; legal and professional fees of approximately $230,000; consulting fees of approximately $100,000; additional rent expense of approximately $150,000; general selling expense of approximately $188,000; additional depreciation of approximately $46,000; and other administrative costs of approximately $71,000.

Diluted earnings per share from continuing operations decreased to $.04 per share for the current quarter as compared to $.09 per share for the quarter ended April 30, 1997.



Liquidity and Capital Resources

At April 30, 1998, the Registrant had working capital of approximately $7,588,000, a decrease of approximately $348,000 as compared to January 31, 1998. The ratio of current assets to current liabilities at April 30, 1998 was 1.4:1, equal to the ratio of 1.4:1 at January 31, 1998. The decrease in working capital at April 30, 1998 was primarily attributable to increases in accounts payable of approximately $2,314,000, other current and accrued liabilities of approximately $258,000, and salaries and wages payable of approximately $33,000. This was offset by increases in cash of approximately $799,000; securities available for sale of approximately $68,000, accounts receivable of approximately $696,000; notes receivable of approximately $230,000, deferred taxes of approximately, $80,000, and prepaid expenses of approximately $393,000. The Registrant continues to maintain a strong liquid position.

The increase in cash of approximately $799,000 was the result primarily of earnings of approximately $263,000, an increase in accounts payable and other current and accrued liabilities of approximately $2,573,000, non-cash charges of approximately $975,000, and approximately $319,000 from the exercise of stock options, partially offset by an increase in accounts receivable of approximately $696,000, the purchase of property and equipment for approximately $1,771,000, an increase in prepaid expenses and other current assets of approximately $394,000, an increase in notes receivable, $230,000 and a decrease of approximately $133,000 in salaries and wages payable, and repayment on bank borrowings of approximately $119,000.

Capital expenditures during the first three months of fiscal year 1999 were approximately $1,771,000 and were financed from funds provided by operations. Approximately $1,525,000 of these expenditures were applicable to the purchase and installation of the new switch in Miami, Florida. Other additions were capital purchases for enhanced switching equipment at the Newark, New Jersey facility of approximately $100,000; and approximately $146,000 for additional data processing equipment to enhance the current LAN/WAN network.

Capital expenditures for the balance of fiscal 1999 are estimated at approximately $12,730,000 as follows:

     Capital expenditures for the balance of the fiscal year are expected to be used for: a new billing system, $3,000,000; LAN/WAN softwear and hardware upgrades, $1,000,000; installation of switch equipment to enter the local market; $2,230,000, various improvements to current switch operations, $1,000,000;
     and the purchase of an IRU to London, $5,500,000.

As of April 30, 1998, the Registrant had an Equipment Facility and Revolving Credit Agreement (the "Facility") with a major New Jersey bank. This Facility provides the Registrant with an unsecured line of credit of $8,000,000 and $5,000,000 for the purchase of machinery and equipment, primarily switching equipment, and is secured by the Registrant's machinery and equipment. In addition the Registrant has drawn down $2,459,788 of a prior loan committment at an interest rate of 7.71% payable over five years.

           TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                     PART II - OTHER INFORMATION

                  THREE MONTHS ENDED APRIL 30, 1998




ITEMS 1 - 5     Not applicable

ITEM 6          Exhibits and reports on Form 8-K

               (a)  Exhibits - 27 Financial Data Schedule
(b) Reports on Form 8-K were filed for the three months ended April 30, 1998 as follows:
                    April 2, 1998 and April 7, 1998


                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TOTAL-TEL USA COMMUNICATIONS, INC.
                              -----------------------------------
                                        (Registrant)


Date      June 12, 1998       By     /S/  Warren H. Feldman, Esq.
          -------------          --------------------------------
                                 Warren H. Feldman, Esq.
                                 Chairman and Chief Executive Officer


Date      June 12, 1998       By    /S/  Thomas P. Gunning
          -------------          --------------------------------
                                 Thomas P. Gunning
                                 Vice President, Secretary, Treasurer
                                 and Principal Accounting Officer