Form 10-Q
period 1998-07-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1998-09-14
CIK 34497

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

For the quarterly period ended    July 31, 1998
                              -----------------
OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to
                                      ------------       ------------

                      Commission File Number 0-2180

                    TOTAL-TEL USA COMMUNICATIONS, INC.
           (Exact name of registrant as specified in its charter)

    New Jersey                                 22-1656895
--------------------                        ---------------
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

Yes  X   No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding at September 11, 1998
----------------------------          ---------------------------------
Common Share, $.05 par value                   7,673,154 shares




                    TOTAL-TEL USA COMMUNICATIONS, INC.
                    ----------------------------------
                           AND SUBSIDIARIES
                           ----------------
                    SECOND QUARTER REPORT ON FORM 10-Q
                    ----------------------------------

                                INDEX
                                -----
                                                             Page No.

PART I.    FINANCIAL INFORMATION

     Condensed Consolidated Statements of Earnings
         Six months ended July 31, 1998 and 1997
         (unaudited) and three months ended July
         31, 1998 and 1997 (unaudited)                            3

     Condensed Consolidated Balance Sheets
         July 31, 1998 (unaudited), and
         January 31, 1998                                         4-5

     Condensed Consolidated Statements of Cash Flows
         Six months ended July 31, 1998 and 1997
         (unaudited)                                              6

     Notes to Condensed Consolidated Financial
         Statements (unaudited)                                   7-8

     Management's Discussion and Analysis of
         Financial Condition and Results of Operations            9-12


PART II. OTHER INFORMATION

     Items 1-5                                                   13

     Item 6. Exhibits and Reports on Form 8-K                    13


SIGNATURES                                                       13




                                       TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                       ---------------------------------------------------
                                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                       ---------------------------------------------------
                                                         (Unaudited)

                                                                          Six months ended            Three months ended
                                                                          ----------------            ------------------
                                                                              July 31,                     July 31,
                                                                              --------                     --------

                                                                 1998            1997               1998           1997
                                                                 ----            ----               ----           ----
Net Sales                                                   $ 65,438,437     $ 62,484,109     $  33,556,844    $ 36,151,582

Costs and Expenses
     Cost of Sales                                            51,280,565       50,713,044        26,145,660      30,445,599
     Selling, general and administrative                      13,379,084       10,242,680         7,043,103       5,225,793
                                                            ------------     ------------     -------------    ------------

                                                              64,659,649       60,955,724        33,188,763      35,671,392
                                                            ------------     ------------     -------------    ------------

Operating Income                                                 778,788        1,528,385           368,081         480,190
                                                            ------------     ------------     -------------    ------------
Other (Expense) Income
     Interest Income                                              50,131           50,291            24,245          24,781
     Other Income (Expense)                                      141,000              582            90,419          (4,941)
     Interest expense                                            (97,941)         (76,271)          (49,426)        (41,219)
                                                            ------------     ------------     -------------    ------------
               Total Other (Expense) Income                       93,190          (25,398)           65,238         (21,379)
                                                            ------------     ------------     -------------    ------------

Earnings before provision for income taxes                       871,978        1,502,987           433,319         458,811

Provision for Income Tax                                         331,960          621,800           156,520         200,400
                                                            ------------     ------------     -------------    ------------

NET EARNINGS                                                    $540,018         $881,187          $276,799        $258,411
                                                            ------------     ------------     -------------    ------------

BASIC EARNINGS PER COMMON SHARE                                      .08              .14               .04             .04
                                                            ------------     ------------     -------------    ------------
DILUTED EARNINGS PER COMMON SHARE                                    .07              .13               .04             .04
                                                            ------------     ------------     -------------    ------------

Dividends Per Share                                                 NONE             NONE              NONE            NONE
                                                            ------------     ------------     -------------    ------------


                              See notes to condensed consolidated financial statements.





                                        TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                        ---------------------------------------------------
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                               -------------------------------------
                                                                                        JULY 31,                    JANUARY 31,
                                                                                          1998                          1998
                                                                                      -----------                   -----------
                                                                                      (Unaudited)                      (Note)

ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                                        $ 2,661,944                   $ 3,416,904

     Investments available for sale                                                       568,523                       578,293

     Accounts receivable                                                               23,905,578                    20,346,988

     Note receivable                                                                      335,533                       117,590

     Deferred income taxes                                                                151,256                       151,256

     Prepaid expenses and other current assets                                          2,598,093                     2,497,707
                                                                                      -----------                   -----------

          TOTAL CURRENT ASSETS                                                         30,220,927                    27,108,738
                                                                                      -----------                   -----------

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
DEPRECIATION AND AMORTIZATION                                                          13,665,850                    12,405,924

OTHER ASSETS:

     Deferred line installation costs, less
     accumulated amortization                                                             301,193                       298,304

     Other assets                                                                         585,345                       432,275
                                                                                      -----------                   -----------

                                                                                          886,538                       730,579
                                                                                      -----------                   -----------

                                                                                      $44,773,315                   $40,245,241
                                                                                      -----------                   -----------

       NOTE: The balance sheet at January 31, 1998 has been taken from the audited consolidated financial statements at that date.

                        See notes to condensed consolidated financial statements.

                                         (Continued)




                                                    TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                    ---------------------------------------------------
                                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             -------------------------------------
                                                                                        JULY 31,                    JANUARY 31,
                                                                                          1998                          1998
                                                                                      -----------                   -----------
                                                                                      (Unaudited)                      (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current portion of long term debt                                                   $506,068                      $487,000

     Accounts payable                                                                  18,765,587                    16,356,427

     Other current and accrued liabilities                                              2,474,505                     1,757,375

     Salaries and wages payable                                                           884,235                       572,112
                                                                                      -----------                   -----------

          TOTAL CURRENT LIABILITIES                                                    22,630,395                    19,172,914
                                                                                      -----------                   -----------

OTHER LONG-TERM LIABILITIES                                                               314,131                       331,754
                                                                                      -----------                   -----------
LONG-TERM DEBT                                                                          1,833,614                     2,092,201
                                                                                      -----------                   -----------
DEFERRED INCOME TAXES                                                                      47,791                        50,491
                                                                                      -----------                   -----------
SHAREHOLDERS' EQUITY

     Common stock                                                                         430,358                       207,059
     Additional paid-in capital                                                        10,235,002                     9,656,488
     Retained earnings                                                                 10,715,802                    10,175,784
                                                                                      -----------                   -----------
                                                                                       21,381,162                    20,039,331

     Treasury stock                                                                    (1,547,331)                   (1,547,331)
     Accumulated other comprehensive income                                               113,553                       105,881
                                                                                      -----------                   -----------
          Total shareholders' equity                                                   19,947,384                    18,597,881
                                                                                      -----------                   -----------

                                                                                      $44,773,315                   $40,245,241
                                                                                      -----------                   -----------

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

                                                                                Six months ended
                                                                       -----------------------------------
                                                                                     July 31,
                                                                                     --------
                                                                            1998                    1997
                                                                       -----------             -----------
OPERATING ACTIVITIES
  Net earnings                                                            $540,018                $881,187
  Adjustment for non-cash charges                                        1,962,726               1,304,666
  Changes in assets and liabilities                                     (1,046,276)             (1,498,643)
                                                                       -----------             -----------


  Net cash provided by operating activities                              1,456,468                 687,210
                                                                       -----------             -----------


INVESTING ACTIVITIES:
  Maturities of securities available for sale                               76,273                  88,100
  Purchase of securities available for sale                                (51,273)                      -
  Collection of notes receivable                                            16,607                  16,331
  Note receivable                                                         (234,550)                      -
  Purchase of property and equipment                                    (2,523,008)             (1,388,932)
  Additions to deferred line installation costs                            (57,771)                (99,670)
                                                                       -----------             -----------


  Net cash used in investing activities                                 (2,773,722)             (1,384,171)
                                                                       -----------             -----------

FINANCING ACTIVITIES:
  Exercise of stock options                                                424,313                 291,697
  Repayments of bank borrowings                                           (239,519)                      -
  Tax benefit of options exercised                                         377,500                       -
                                                                       -----------             -----------
  Net cash provided by financing activities                                562,294                 291,697
                                                                       -----------             -----------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                    (754,960)               (405,264)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                    3,416,904               2,589,187
                                                                       -----------             -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                        $ 2,661,944             $ 2,183,923
                                                                       -----------             -----------

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                          $    97,941             $    78,859
     Income taxes                                                      $    30,000             $   588,761


                      See notes to condensed consolidated financial statements.



         TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
         ----------------------------------------------------
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------------
                          (Unaudited)
                          -----------

Note A--Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the "Registrant") for the fiscal year ended January 31, 1998. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999.


Note B--Stock Split

     On July 15, 1998, the Registrant distributed 3,491,477 shares of Common Stock $.05 par value, in connection with a 2 for 1 stock split to record holders as of June 30, 1998. All references in the accompanying financial statements to the number of Common Shares and per-share amounts have been restated to reflect the stock split.





Note C -- Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

                                                                 Six Months Ended                       Three Months Ended
                                                         July 31,1998          July 31,1997        July 31, 1998      July 31, 1997
                                                         ------------          ------------        -------------      -------------
Numerator:
     Income available to Common Shareholders               $ 540,018              $ 881,187           $ 276,799          $ 258,411
     used  in  basic and diluted earnings per
     Common Share

Denominator:
     Weighted-average number of Common                     6,929,108              6,110,136           6,973,543          6,125,736
     Shares used in basic earnings per
     Common Share

     Effect of diluted securities:
          Common share options                               462,332                609,916             437,660            567,592
                                                           ---------              ---------           ---------          ---------
     Weighted-average number of Common                     7,391,440              6,770,052           7,411,203          6,693,328
     Shares and diluted potential Common Shares            ---------              ---------           ---------          ---------
     used in diluted earnings per Common Share


Basic earnings per Common Share                              $  0.08                $  0.14             $  0.04            $  0.04
                                                             -------                -------             -------            -------
Diluted earnings per Common Share                            $  0.07                $  0.13             $  0.04            $  0.04
                                                             -------                -------             -------            -------





Note D -- Adoption of New Accounting Standard

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

The Registrant's comprehensive income is as follows:

                                                                  Six Months Ended                       Three Months Ended
                                                       July 31,1998           July 31,1997         July 31, 1998      July 31, 1997
                                                       ------------           ------------         -------------      -------------
     Net earnings                                       $540,018                $881,187             $276,799           $258,411

     Unrealized gain (loss) on available
         for sale securities                               7,672                  (3,060)             (17,721)               297
                                                         -------                 -------              -------            -------
     Comprehensive income                                547,690                 878,127              259,078            258,708


The components of accumulated other comprehensive income, net of related taxes at July 31, 1998 and January 31, 1998 is as follows:

                                                                    July 31,                January 31,
                                                                      1998                     1998
                                                                      ----                     ----
Unrealized gains on available for sale securities                   $ 113,553               $ 105,881
                                                                    ---------               ---------
Accumulated other comprehensive income                              $ 113,553               $ 105,881
                                                                    ---------               ---------



      TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
      ---------------------------------------------------
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  ------------------------------------------------------------
                     AND RESULT OF OPERATIONS
                     ------------------------


Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Year 2000 Issues:
----------------

The Registrant is in the process of conducting a complete Year 2000 compliance assessment. This assessment covers the Registrant's electronic data processing equipment, including all switches, digital cross connects and other data sensitive processor controlled equipment associated with the Registrant's telecommunications network, back office and billing and collection systems, and all other support systems. The result of the assessment indicates that existing systems were in compliance, or that software upgrades will be required in certain instances. These upgrades have been ordered and installation and testing is scheduled for completion by the end of 1998. The total cost for these upgrades and management overhead and expense is estimated to be approximately $200,000. The risk associated with the Year 2000 issue is incorrect call detail records during the Year 2000 transition period, or issues associated with other networks that the Registrant is interconnected with. All material, customers and supplies are currently being surveyed as to their current state of Year 2000 compliance.
It is anticipated that this survey will be completed by December 31, 1998. None of these potential events should have a material effect on the Registrant's ability to operate, its liquidity, or financial condition. The Registrant has plans to assess and correct any data discrepancies that result from Year 2000 issues. Network operations personnel will be available at our control center to intervene any potential network disruption.

Results of Operations
---------------------

Net sales were approximately $65,438,000 for the first six months of the current fiscal year, an increase of approximately $2,954,000 or 4.7% as compared to the first six months of the prior fiscal year. Net sales for the second quarter of the current fiscal year were approximately $33,557,000, a decrease of approximately $2,595,000 or 7.2% compared to the second quarter of the prior fiscal year. The increase in net sales for the six months is attributable to the planned efforts in expanding the commercial sales force, which resulted in an approximate increase of $5,289,000 in retail sales. This increase was offset by a reduction in carrier sales of $2,335,000. The reduced net sales in the second quarter, compared to the second quarter of fiscal 1998 is attributable to reduced carrier sales of approximately $4,577,000, offset by an increase in retail sales of approximately $1,982,000. Given the competitive climate in the long distance telephone industry, there can be no assurance that the retail sales growth will continue throughout the remainder of fiscal year 1999.

For the current fiscal six months, the telephone service billed approximately 493,538,000 minutes of calling as compared to approximately 425,583,000 minutes of calling for the comparable six months of the prior year, resulting in an increase of approximately 67,955,000 minutes or 16.0%. For the second quarter of the current fiscal year, the Registrant billed approximately 244,870,000 minutes of calling as compared to approximately 231,097,000 minutes of calling for the second quarter of the prior fiscal year, an increase of 13,773,000 minutes or 6.0%. The average revenue per minute increased slightly in the current fiscal six month period and second quarter of the current fiscal year as compared to the prior fiscal year's six month period and prior fiscal year's second quarter, and was primarily attributable to an increase in international calling minutes, from carrier sales. Retail revenues per minute remained relatively stable.

Cost of sales increased approximately $568,000 or 1.1% to approximately $51,281,000 for the current six months and decreased approximately $4,300,000 or 14.1% to approximately $26,146,000 for the second quarter of the current fiscal year. These changes were favorable in relation to the 4.7% increase in the sales volume for the six month period and the 7.2% decrease in the second quarter. The gross margin for the current six months increased to approximately 21.6% as compared to approximately 18.8% for the first six months of the prior fiscal year, and increased to 22.1% from 15.8% for the second quarter of the current fiscal year as compared to the second quarter of the prior fiscal year. These increases in the gross margins are reflective of the reduced cost per minute incurred by the Registrant which was approximately $.01 per minute lower for the first six months and $.02 per minute lower for the second quarter of the current fiscal year as compared to the respective periods of the prior fiscal year. This is attributable to a different mix of the carrier services (primarily international calls), access reform and continued improvements to the Registrant's network.

Selling, general and administrative expense for the current six months were approximately $13,379,000, an increase of approximately $3,136,000 or 30.6% as compared to the first six months of the prior fiscal year and approximately $7,043,000 for the second quarter of the current fiscal year, an increase of approximately $1,817,000 or 34.8% as compared to the second quarter of the prior fiscal year. These increases for the six months ended July 31, 1998 as compared to the first six months of the prior year are due primarily to increases in legal and consulting fees, approximately $1,250,000, the most substantial portion of which was incurred in connection with the Gold and Appel/Anderson litigation; increased salaries, wages and fringe benefits of approximately $358,000 resulting from the build up of the sales force and administrative infrastructure; increased rent expense due to expansion of the home office and additional sales office sites of approximately $264,000; increased sales commissions due to higher retail sales volume of approximately $362,000; increase in the reserve for bad debt of $340,000; increased depreciation expense relating to the buildup of the LAN/WAN of approximately $100,000; increased advertising and promotion expense of approximately $200,000; increased cost of billing services of $50,000; and the balance of the additional expense is made up of increases in travel and related expense, recruiting costs for new employees and the additional costs relating to growth of the organization. The increase for the second quarter of the current fiscal year as compared to the second quarter of the prior fiscal year is due primarily to the same reasons, and approximately in the same proportion, as the six month period ending July 31, l998. The increase came primarily from increased legal and consulting fees, approximately $919,000, the most substantial portion of which was incurred in connection with the Gold & Appel/Anderson litigation; increased salaries, wages and fringe benefit costs of approximately $82,000 which is due to the increase in the sales force and administration infrastructure; increased rent expense of approximately $104,000 for new sales offices and the expansion of the home office; increased sales commissions of approximately $362,000; and an increase in the bad debt reserve of approximately $340,000.

Other income of approximately $141,000 for the six months ended July 31, l998 and approximately $90,000 for the three months ending July 31, l998 represents the expiration of prepaid debit cards.

Diluted earnings per share decreased to $.07 per share for the current six months as compared to $.13 per share for the six months ended July 31, 1997, and were constant at $.04 per share for the second quarter of the current fiscal year as compared to the quarter ended July 31, l997.

Liquidity and Capital Resources
-------------------------------

At July 31, 1998, the Registrant had working capital of $7,591,000, a decrease of $345,000 or 4.5% as compared to January 31, 1998. The ratio of current assets to current liabilities at July 31, 1998 was 1.3:1, as compared to a current ratio of 1.4:1 at January 31, 1998. The decrease in working capital at July 31, 1998 was primarily attributable to an increase in accounts payable of approximately $2,409,000, an increase in other current and accrued liabilities of approximately $717,000, a decrease in cash of approximately $755,000, offset by an increase in accounts receivable of approximately $3,559,000, an increase in salaries and wages payable of approximately $312,000, an increase in prepaid expenses and other current assets of approximately $100,000, a net increase in notes receivable of approximately $218,000, and a decrease in investments available for sale of approximately $10,000.
The Registrant has continued to maintain a strong liquidity position.

The decrease in cash of approximately $755,000 was the result primarily of the purchase of property, plant and equipment for approximately $2,523,000; an increase in accounts receivable and other current assets of approximately $3,912,000; an increase in other assets of approximately $153,000; an increase in notes receivable of approximately $235,000; additions to line installation costs of approximately $58,000; and the repayment of bank borrowing of approximately $240,000. This was partially offset by net earnings for the period of approximately $540,000; non-cash charges (including depreciation and amortization) of approximately $1,963,000; a decrease in accounts payable and accrued expenses of approximately $3,126,000; the exercise of stock options of approximately $424,000; and the tax benefit from the exercise of stock options of approximately $378,000.

Capital expenditures during the first six months of fiscal year 1999 were approximately $2,523,000 and were financed from funds provided by operations. Approximately $1,523,000 of these expenditures were applicable to the purchase and installation of the new switch in Miami, Florida. Other additions were capital purchases for enhanced switching equipment at the Newark, New Jersey facility of approximately $100,000 and to the New York City facility of approximately $300,000, and approximately $600,000 for additional data processing equipment to enhance the current LAN/WAN network.

Capital expenditures for fiscal 1999 were initially estimated at approximately $15,000,000. For the balance of this fiscal year capital expenditures are planned to include the installation of a switch in London (4th quarter: $3,000,000), a new billing system ($3,000,000), LAN/WAN software and hardware upgrades ($500,000), installation of switch equipment to enter the local market ($2,255,000), various improvements to current switch operations ($400,000), and the purchase of an IRU to London. In May 1998, the Company adopted a business plan, which calls for heavy investment in state-of-the-art infrastructure technology, including new switch sites in Los Angeles, Chicago, Dallas and Atlanta, which would increase capital expenditures significantly. These expenditures are planned to be initially financed with funds provided from the Company's bank line of credit, existing working capital; vendor financing, and cash derived from operations. The Company is currently exploring additional sources of financing, including the possible sale of equity or debt securities.

As of July 31, 1998, the Registrant had an Equipment Facility and Revolving Credit Agreement (the "Facility") with a major New Jersey bank. This Facility provides the Registrant with an unsecured line of credit of $8,000,000 and $5,000,000 for the purchase of machinery and equipment, primarily switching equipment, and is secured by the Registrant's machinery and equipment. In addition the Registrant had previously drawn down $2,339,672 of a prior loan commitment at an interest rate of 7.71% payable over five years.



          TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
          ---------------------------------------------------
                    PART II - OTHER INFORMATION
                    ---------------------------
                  SIX MONTHS ENDED JULY 31, 1998
                  ------------------------------

ITEMS 1 - 5     Not applicable



ITEM 6          Exhibits and reports on Form 8-K

               (a) Exhibits - 27 - Financial Data Schedule

               (b) There were no reports on Form 8-K filed for the three
                   months ended July 31, 1998.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TOTAL-TEL USA COMMUNICATIONS, INC.
                                     ---------------------------------
                                           (Registrant)

Date   September  11, 1998                 By   /S/  Warren H. Feldman
       -------------------                     -----------------------

                                      Warren H. Feldman, Esq., Chairman,
                                      President and Chief Executive
                                      Officer


Date   September  11, 1998                 By   /S/  Thomas P. Gunning
       -------------------                     -----------------------
                                      Thomas P. Gunning
                                      Chief Financial Officer,
                                      Secretary, Treasurer and Principal
                                      Accounting Officer