Form 10-Q
period 1998-10-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1998-12-16
CIK 34497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------

                                    FORM 10-Q
(Mark one)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 31, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from          to

                          Commission File Number 0-2180

                       TOTAL-TEL USA COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

        New Jersey                                     22-1656895
(State or other Jurisdiction of              (IRS Employer Identification
 Identification No.)                          Number)

           150 Clove Road, 8th Floor, Little Falls, NJ 07424
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (973) 812-1100

                                 Not applicable
           (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes__X__ No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                  Outstanding at December 15, 1998
      -----                                  --------------------------------

Common Shares, $.05 par value                       7,721,004 shares

                       TOTAL-TEL USA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                        THIRD QUARTER REPORT ON FORM 10-Q


                                      INDEX
                                      -----

                                                                Page No.

PART I.    FINANCIAL INFORMATION

      Condensed Consolidated Statement of Earnings
            Nine months ended October 31, 1998 and 1997
            (unaudited) and three months ended October
            31, 1998 and 1997 (unaudited)                             3

      Condensed Consolidated Balance Sheets
            October 31, 1998 (unaudited), and
            January 31, 1998                                      4 - 5

      Condensed Consolidated Statements of Cash Flows
            Nine months ended October 31, 1998 and 1997
            (unaudited)                                               6

      Notes to Condensed Consolidated Financial
            Statements (unaudited)                                7 - 8

      Management's Discussion and Analysis of
            Financial Condition and Results of Operations         9 - 15


PART II. OTHER INFORMATION

      Items 1-5                                                      16

      Item 6. Exhibits and Reports on Form 8-K                       16


SIGNATURES                                                           17

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)



                                        Nine months ended         Three months ended
                                        -----------------         ------------------
                                           October 31,                October 31,
                                           -----------                -----------


                                       1998       1997              1998         1997
                                       ----       -----             ----         -----


Net Sales                        $106,698,013  $ 92,403,054 $  41,259,576  $ 29,918,945
                                  -----------    ----------   -----------    ----------

Costs and Expenses
   Cost of Sales                   86,406,798    74,191,131     35,126,233   23,478,087
   Selling, general                21,016,407    16,106,963      7,637,323    5,864,283
   and administrative
                                  107,423,205    90,298,094     42,763,556   29,342,370
                                  -----------    ----------     ----------   ----------

Operating (Loss) Income              (725,192)    2,104,960     (1,503,980)     576,575
                               ---------------  -----------   -------------  ----------

Other Income (Expense)
   Interest income                     71,562        77,607         21,431       27,316
   Other income                       145,995         3,298          4,995        2,716
   Interest expense                  (143,214)     (130,622)       (45,273)     (54,351)
                               ---------------   -----------   -------------  ----------

 Total Other Income (Expense)          74,343       (49,717)       (18,847)      (24,319)
                               ---------------   -----------   -------------  ----------


(Loss) Earnings before               (650,849)     2,055,243    (1,522,827)      552,256
  provision for income taxes   ---------------   -----------   -------------  ----------


Provision for Income Tax             (264,300)      858,200       (596,260)      236,400
                               ---------------   -----------   -------------  ----------


NET (LOSS) EARNINGS            $     (386,549)  $ 1,197,043     $ (926,567)   $  315,856

                               ---------------   -----------   -------------  ----------



BASIC (LOSS) EARNINGS          $       (0.05)   $      0.20     $    (0.12)   $     0.05
  PER COMMON SHARE            ---------------    -----------   -------------  ----------


DILUTED (LOSS) EARNINGS        $       (0.05)   $      0.18     $    (0.12)   $     0.05
  PER COMMON SHAR             ---------------    -----------   -------------  ----------


Dividends Per Share                 NONE               NONE           NONE         NONE




                 See notes to condensed consolidated financial statements.

                    TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 OCTOBER 31,         JANUARY 31,
                                                   1998                 1998
                                                 -----------         -----------
                                                  (Unaudited)           (Note)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                   $  6,121,446       $  3,416,904

   Investments available for sale                   556,390            578,293

   Accounts receivable                           24,897,866         20,346,988

   Note receivable                                  269,933            117,590

   Deferred income taxes                            151,256            151,256

   Prepaid expenses and other current assets      3,529,217          2,497,707
                                                -----------        -----------

      TOTAL CURRENT ASSETS                       35,526,108         27,108,738
                                                 ----------         ----------



PROPERTY AND EQUIPMENT, LESS ACCUMULATED
   DEPRECIATION AND AMORTIZATION                 14,614,625         12,405,924
                                                 ----------         ----------

OTHER ASSETS:

      Deferred line installation costs, less
      accumulated amortization                      305,171            298,304

      Other assets                                  639,788            432,275
                                                -----------            -------

                                                    944,959            730,579
                                                 ----------        -----------

                                               $ 51,085,692       $ 40,245,241
                                               ------------       ------------

NOTE: The balance sheet at January 31, 1998 has been taken from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.




               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 OCTOBER 31,         JANUARY 31,
                                                   1998                1998
                                                 -----------         -----------
                                                 (Unaudited)           (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current portion - long term debt             $    516,106     $     487,000

   Accounts payable                               25,721,771        16,356,427

   Salaries and wages payable                      1,146,984           572,112

   Other current and accrued liabilities           2,202,573         1,757,375
                                              --------------       -----------

      TOTAL CURRENT LIABILITIES                   29,587,434        19,172,914
                                               -------------        ----------


OTHER LONG-TERM LIABILITIES                          305,320           331,754
                                               -------------       -----------

LONG-TERM DEBT                                     1,701,079         2,092,201
                                                ------------        ----------

DEFERRED INCOME TAXES                                245,951            50,491
                                               -------------       -----------

SHAREHOLDERS' EQUITY

   Common stock                                      462,859           207,059
   Additional paid-in capital                     22,660,626         9,656,488
   Retained earnings                               9,789,234        10,175,784
                                               -------------      ------------
                                                  32,912,719        20,039,331

                                                OCTOBER 31,         JANUARY 31,
                                                    1998                1998
                                                -----------         -----------
                                                 (Unaudited)           (Note)
(continued)

  Unearned ESOP shares                           (12,225,000)         -
   Treasury stock                                 (1,547,331)       (1,547,331)
   Unrealized gain on securities available           105,520           105,881
     for sale

      Total shareholders' equity                  19,245,908        18,597,881
                                              --------------      ------------

                                                $ 51,085,692      $ 40,245,241
                                                ------------      ------------

NOTE: The balance sheet at January 31, 1998 has been taken from the audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.



               TOTAL TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine months ended
                                                                     October 31,
                                                                 -----------------


                                                                 1998            1997
                                                                 ----            ----

OPERATING ACTIVITIES
   Net earnings                                         $    (386,549)      $ 1,197,043
   Adjustment for non-cash charges                          2,972,492         1,905,168
   Changes in assets and liabilities                        3,871,441        (1,199,992)
                                                      ---------------     --------------

   Net cash provided by operating activities                6,457,384        1,902,219
                                                          -----------      -------------

INVESTING ACTIVITIES:
   Maturities of securities available for sale                 80,373           221,112
   Purchase of securities available for sale                  (51,273)         (102,545)
   Collection of notes receivable                             115,600            18,085
   Note receivable                                           (267,943)              -
   Purchase of property and equipment                      (4,210,784)       (2,436,914)
   Additions to deferred line installation costs              (91,737)         (110,167)
                                                       ---------------   ---------------

   Net cash used in investing activities                   (4,425,764)       (2,410,429)
                                                         -------------   ---------------


                                                                 Nine months ended
                                                                     October 31,
                                                                 -----------------


                                                                 1998            1997

(continued)                                                      ----            ----
FINANCING ACTIVITIES:
   Exercise of stock options                                  657,438           296,447
   Repayments of bank borrowings                             (362,016)         (245,912)
   Tax benefit of options exercised                           377,500              -
                                                        --------------   ---------------

   Net cash provided by financing activities                  672,922            50,535
                                                        --------------   ---------------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                2,704,542          (457,675)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                      3,416,904         2,589,187
                                                          -----------        ----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                          $ 6,121,446       $ 2,131,512
                                                          -----------       -----------

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the period for:
          Interest                                       $    143,214       $    129,573
          Income taxes                                   $     65,179       $    752,792


            See notes to condensed consolidated financial statements.



               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A--BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete annual financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the "Company") for the fiscal year ended January 31, 1998. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 31, 1998 are not necessarily indicative of the results which may be expected for the year ending January 31, 1999.

NOTE B -- STOCK SPLIT

     On July 15, 1998, the Company distributed 3,491,477 shares of Common Stock $.05 par value, in connection with a 2 for 1 stock split to record holders as of June 30, 1998. All references in the accompanying financial statements to the number of Common Shares and per-share amounts have been restated to reflect the stock split.

NOTE C -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted (loss) earnings per common share:

                                                        Nine Months Ended             Three Months Ended
                                                 Oct. 31, 1998   Oct. 31, 1997   Oct. 31, 1998   Oct. 31, 1997
                                                 -------------   -------------   -------------   -------------

Numerator:
      Net (Loss) Income available to Common       $ (386,549)    $  1,197,043     $ (926,567)     $315,856
      Shareholders used in basic and diluted
      (loss) earnings per Common Share

Denominator:
      Weighted-average number of Common            7,134,301        6,115,336      7,544,685     6,125,736
      Shares used in basic (loss) earnings
      per Common Share

      Effect of diluted securities:
            Common share options                     447,793          613,186        418,716       619,728
                                                   ----------      ----------     ----------    ----------

      Weighted-average number of Common            7,582,094        6,728,522      7,963,401     6,745,464
      Shares and diluted potential Common          ----------      ----------    -----------    ----------
      Shares used in diluted (loss)
      earnings per Common Share


Basic (loss) earnings per Common Share            $   (0.05)       $   0.20       $   (0.12)     $    0.05
                                                  ----------      ----------     -----------    ----------

Diluted (loss) earnings per Common Share          $   (0.05)       $   0.18       $   (0.12)     $    0.05
                                                  ----------      ----------     -----------    ----------


NOTE D -- ADOPTION OF NEW ACCOUNTING STANDARD

     Effective February 1, 1998, the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). This statement established standards for the reporting and presentation of comprehensive income and its components. Net unrealized gain on available for sale securities is the item that is to be added to net (loss) earnings to arrive at comprehensive (loss) income. The adoption of FAS 130 had no significant effect on the Company's financial position or net earnings.
The Company's comprehensive (loss) income is as follows:


                                                      Nine Months Ended             Three Months Ended
                                               Oct. 31, 1998   Oct. 31, 1997   Oct. 31, 1998   Oct. 31, 1997
                                               -------------   -------------   -------------   -------------


      Net (loss) earnings                         $(386,549)      $1,197,043    $(926,567)      $315,856
      -------------------

      Unrealized gain (loss) on available
         for sale securities                           (361)           2,662       (8,033)       (23,677)
                                                  ----------      ----------    ----------      --------

      Comprehensive (loss)/income                 $(386,910)      $1,199,705    $(934,600)      $292,179



     The components of accumulated other comprehensive income, net of related taxes at October 31, 1998 and January 31, 1998 is as follows:


Unrealized gain on available for sale securities      $ 105,520   $ 105,881
                                                        -------     -------

Accumulated other comprehensive income                $ 105,520   $ 105,881
                                                        -------     -------



               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects", or words of similar import. Similarly, statements which describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

YEAR 2000 ISSUES:

     As is the case with most other companies using computers in their operations, the Company is in the process of addressing year 2000 issues. The Company believes it has substantially addressed such issues with the installation and upgrading of certain software and hardware and that only minor modifications, such as future software upgrades, are further required to address any year 2000 issues in its computer systems, relating both to its information technology ("IT") and non-IT systems. Specifically, the Company's review of its year 2000 compliance includes the Company's electronic data processing equipment, including all switches, digital cross connects, and other data sensitive processor controlled equipment associated with the Company's telecommunications network, back office, and billing and collection systems. Any required modifications will be addressed concurrently with another project to enhance the companies billing system and should be completed by the middle of 1999. The total cost for the upgrades and management overhead and expense is estimated to be approximately $200,000, which has been included in the Company's budget. Despite the foregoing efforts and expenditures, there can be no assurance that the Company will be able to identify all year 2000 issues in its IT and non-IT systems in advance of their occurrence or that the Company will be able to successfully remedy any such issues. In addition, to the extent that the Company's suppliers or customers fail to address year 2000 issues in a timely and effective manner, the Company's ability to provide uninterrupted, reliable service to customers serviced through its networks may be adversely affected. In an effort to assess the foregoing risk, the Company is currently surveying all of its material customers and suppliers as to their current state of year 2000 compliance. The Company anticipates that this survey will be completed by the end of the Company's fiscal year ending January 31, 1999. Moreover, the profitability and stability of the Company's customers may be adversely affected by year 2000 issues not related to their relationships with the Company. The expense or liabilities to which the Company may become subject as a result of any year 2000 issues, or the impact of year 2000 issues on the ability of existing or future customers to do business with the company cannot be precisely determined, but could have a material adverse effect on the Company's business, prospects, operating results, and financial condition. The Company has plans to assess and correct any data discrepancies which may result from year 2000 issues. The Company is also assessing the desirability of a contingency plan if year 2000 problems should surface. Any such contingency plan should be developed by the end of the Company's fiscal year ending January 31, 1999. Finally, network operations personnel will be available at the Company's Network Operations Center ("NOC") to attempt to remedy any potential network disruption.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                              RESULTS OF OPERATION
                                   (continued)


OVERVIEW

     The Company is a leading facilities-based long distance provider servicing both the commercial and wholesale marketplace. The Company began offering interexchange telecommunications services in January 1983. Gross revenues have increased from approximately $19 million in the fiscal year ended January 31, 1994 to approximately $123 million for the fiscal year ended January 31, 1998, although there can be no assurance given that this rate of growth will be sustained. These revenues are currently derived approximately 50% each from wholesale and commercial services. The Company's EBITDA has increased from approximately $1.9 million for the fiscal year ended January 31, 1994 to approximately $3.6 million for the fiscal year ended January 31, 1998. This growth has been achieved through internal efforts, and not as a result of acquisitions.

     The Company currently owns three long-distance switches in New York, Newark, New Jersey and Miami, Florida. The Company also has a "NOC" which monitors and controls its network. The Company sells its services through three sales channels: its own retail sales force, independent sales agents, and the wholesale sales team.

     The Company's principal expenses consist of: direct cost of sales, operating costs, and depreciation. Direct cost of sales consist of access fees, line installation expenses, switch and NOC expenses, transport expenses, and local and long-distance expenses. Operating costs are comprised of selling and marketing costs, and general and administrative costs.


RESULTS OF OPERATIONS

     Net sales were approximately $106,698,000 for the first nine months of the current fiscal year, an increase of approximately $14,295,000 or 15.5% as compared to the first nine months of the prior fiscal year. These sales were comprised of retail sales of approximately $ 55,366,000 and carrier sales of approximately $51,332,000 for the first nine months of the current fiscal year. Net sales for the third quarter were approximately $ 41,260,000, an increase of approximately $11,341,000 or 37.9% as compared to the third quarter of the prior year. The increase in sales for the first nine months of the fiscal year result from the billing of approximately 730,652,000 minutes of traffic, an increase of 83,979,000 or 13.0% over the first nine months of the prior fiscal year. For the third fiscal quarter the company billed 258,307,000 minutes, an increase of 37,218,000, or 16.8% over the third quarter of the prior year. However, given the competitive climate in the long distance telephone industry, there can be no assurance that this rate of growth will continue throughout the remainder of the fiscal year ending January 31, 1999.

     Net retail sales were approximately $55,366,000 for the first nine months of the current fiscal year, an increase of approximately $7,041,000, or 14.6%, as compared to the first nine months of the prior fiscal year. Net retail sales for the third quarter were approximately $ 18,425,000, an increase of approximately $1,753,000 or 10.5% as compared to the third quarter of the prior year. The increase in sales for the first nine months of the fiscal year resulted from the billing of approximately 472,328,000 minutes of traffic, an increase of 52,205,000 or 12.4% over the first nine months of the prior fiscal year. For the third fiscal quarter the company billed approximately 161,560,000 minutes, an increase of 14,717,000, or 10.0% over the third quarter of the prior year. Due to increased pricing pressures the average billing rate has been reduced by approximately 6.0% since the beginning of this fiscal year.

     Net carrier sales were approximately $51,332,000 for the first nine months of the current fiscal year, an increase of approximately $7,253,000 or 16.5% as compared to the first nine months of the prior fiscal year. Net carrier sales for the third quarter were approximately $22,835,000, an increase of approximately $9,587,000 or 72.3% as compared to the third quarter of the prior year. The increase in sales for the first nine months of the fiscal year result from the billing of approximately 258,324,000 wholesale minutes of traffic, an increase of 31,774,000, or 14.0% over the first nine months of the prior fiscal year. For the third fiscal quarter the registrant billed approximately 96,747,000 minutes, an increase of approximately 22,500,000 minutes, or 30.3% over the third quarter of the prior year. There was a change in the sales mix from the lower rated domestic traffic to higher rated international traffic. International carrier traffic for the first nine months of the current fiscal year was approximately 146,581,000 minutes, an increase of approximately 70,253,000 minutes or 92.0% over the comparable nine months of the prior fiscal year. Domestic carrier traffic was approximately 111,742,000 minutes, a decrease of approximately 38,479,000 carrier minutes, or 25.6% over the comparable nine months of the prior fiscal year.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                              RESULTS OF OPERATION
                                   (continued)

     Cost of sales for the current nine months were approximately $86,407,000, an increase of $12,216,000, or 16.5%. Cost of sales for the third quarter were approximately $35,126,000, an increase of approximately $11,648,000 or 49.6%. The increase in cost of sales was primarily due to the volume increase in sales and expense increases in the Company's switch and NOC, amounted to approximately $9,471,000, or 12.8%. The increased cost associated with volume increases for the third quarter amounted to approximately $4,761,000. The balance of the increased cost of sales was due to a swing in the mix of carrier traffic from low cost domestic traffic to higher cost international traffic as described above. Cost of sales also increased for the current nine months due to increases in switch and NOC expenses of approximately $1,597,000, consisting primarily of additional salaries and fringe benefits, approximately $703,000, depreciation of the additional switches in New York and Miami, approximately $529,000; consulting expenses incurred in connection with the planned expansion of the registrant's network, approximately $206,000; and recruiting fees of approximately $98,000. For the three month period switch and NOC expenses increased approximately $741,000, consisting primarily of increases in salaries, wages and benefits of approximately $368,000; increased depreciation expense (due to the installation of the Miami switch) of approximately $202,000; increased rent expense (Miami switch site) of approximately $42,000; increases in repair and maintenance of approximately $52,000; and increases in consulting costs of approximately $71,000.

     Selling, general and administrative expenses for the current nine months were approximately $21,016,000, an increase of approximately $4,909,000 or 30.5%, as compared to the first nine months of the prior fiscal year, and approximately $7,637,000 for the third quarter, an increase of approximately $1,773,000 or 30.2%. The increases for the current nine months are attributable to increased sales salaries, wages and benefits of approximately $797,000, resulting from the build up of the new sales office infrastructure as the Company expands into the Miami, Washington DC, and Atlanta markets. Additional increases were derived from an increase in sales commissions of approximately $573,000, attributable to the higher sales volumes; an increase in the reserve for bad debt of approximately $325,000, due to higher sales volume and the reversal of certain bad debt accruals, increased travel and entertainment expense of $164,000 resulting from additional sales personnel, higher expenses for advertising and selling promotions of approximately $316,000; consulting fees of approximately $617,000; recruiting fees of approximately $218,000; additional office rents of approximately $244,000, and legal expenses, primarily associated with the recently settled Anderson litigation, of approximately $848,000.

     The increase for the third quarter of the current fiscal year of approximately $1,773,000 is attributable to primarily from an increase in sales salaries, wages and benefits of approximately $591,000; resulting from the installation of new sales offices in Washington, D.C., Atlanta and Miami; increased sales commissions of approximately $218,000, due to higher volumes; increased advertising and promotions of approximately $336,000; relating to the marketing of the new locations; an increase in rent for the new sales offices of approximately $68,000; an increase in consulting fees of approximately $262,000; an increase in recruiting fees of approximately $165,000; an increase in travel related expenses of $78,000; and an increase in repairs and maintenance (primarily for I/S systems) of approximately $55,000.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                              RESULTS OF OPERATION
                                   (continued)

     Other income of approximately $146,000 for the nine months ended October 31, 1998 and approximately $5,000 for the three months ended October 31, 1998 represents the recognition of income from the expiration of prepaid calling cards.

     Diluted (loss) earnings per share decreased to $(.05) per share for the current nine months as compared to $.20 per share for the nine months ended October 31, 1997. Diluted (loss) earnings per share for the three months ended October 31, 1998 decreased to $(.12) for the three months ended October 31, 1998 as compared to $.05 per share for the three months ended October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1998, the Company had working capital of approximately $5,939,000, a decrease of approximately $1,997,000 or 25.2% as compared to January 31, 1998. The ratio of current assets to current liabilities at October 31, 1998 was 1.2:1, as compared to a current ratio of 1.4.1 at January 31, 1998. The decrease in working capital at October 31, 1998 was primarily attributable to increases in cash and cash equivalents of approximately $2,705,000; in accounts receivable of approximately $4,551,000; notes receivable of approximately $152,000; and prepaid expense and other current accounts of approximately $1,031,000; offset by increases in salaries and wages payable of approximately $575,000 offset by increases in accounts payable of approximately $9,365,000, other current and accrued liabilities of $445,000, current portion of long term debt of approximately $29,000, and decreases in investments available for sale of approximately $22,000.

     The increase in cash and cash equivalents of approximately $2,705,000 was primarily the result of an increase in accounts payable and other current liabilities of approximately $9,811,000, non-cash charges (including depreciation  and  amortization)  of  approximately  $2,972,000;  proceeds  from exercise of stock options of approximately $657,000; a net increase in securities available for sale of approximately $22,000; the tax benefit effect on options exercised of approximately $377,000, and the collection on notes receivable of $116,000, offset by a net loss of approximately $387,000, an increase in accounts receivable of approximately $4,875,000, the purchase of property and equipment of approximately $4,211,000; the addition of deferred line costs of approximately $92,000, the repayment of bank borrowings of approximately $362,000; issuance of notes receivable in the amount of approximately $268,000; and the increase in prepaid and other current assets of approximately $1,031,000.

     Capital expenditures for the fiscal year ended January 31, 1999 are substantially complete. For the balance of the fiscal year ending January 31, 1999 capital expenditures are planned to include upgrades to the switch equipment of approximately $300,000 and the continued improvements and upgrades to the LAN/WAN software and hardware of approximately $250,000. These expenditures are planned to be financed via funds provided from the cash derived from operations and existing working capital.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                              RESULTS OF OPERATION
                                   (continued)

     As of October 31, 1998, the Company had an Equipment Facility and Revolving Credit Agreement (the "Facility") with a major New Jersey bank. This Facility was amended in October of 1998. The amendment provides the Company with an unsecured lines of credit of $5,000,000 and an additional facility of $10,000,000 for the purchase of machinery and equipment, primarily switching equipment, and is secured by the Company's machinery and equipment. In addition, the Company had previously borrowed $2,217,185 of a prior loan commitment at an interest rate of 7.71% payable over five years.

RECENT DEVELOPMENTS

     On December 10, 1998, the Company agreed to settle all of its outstanding litigation with Walt Anderson, Gold & Appel, S.A., and Revision LLC. In accordance with the terms of the settlement agreements, the parties agreed to request that certain Court orders outstanding in connection with the litigation be rescinded and to seek the dismissal of the litigation. The Company also agreed to rescind its Bylaw amendments and its Rights Agreement (and the associated rights issued under such agreement) approved earlier in the year. Warren Feldman, the Chief Executive Officer and a director of the Company, and Solomon Feldman, a director of the Company, have also agreed to sell between 1.1 million and 1.2 million shares of the Company's Common Stock beneficially owned by them to Revision LLC at $24.00 per share. Consummation of these transactions is subject to compliance with certain regulatory approvals, and is expected to occur during January 1999. No assurance can be given that such closing will occur at such time, if at all.

     The settlement provides for a resolution of a proxy contest initiated by Revision LLC and Mr. Anderson. The parties have also agreed to reconstitute the Company's Board of Directors with three directors designated by Warren Feldman and three directors designated by Walt Anderson. A rescheduled Annual Meeting of Shareholders is to be held no later than February 28, 1999, at which time shareholders will be asked to elect the reconstituted Board. The Feldmans and Mr. Anderson have agreed to vote their shares in favor of the nominees for the reconstituted Board. They have also agreed that, for the two years following the first anniversary of their agreement, to vote all of their shares in favor of the election to the Board of two nominees designated by Warren Feldman and the nominees of Mr. Anderson (for so long as either the Feldmans or Mr. Anderson beneficially own 5% or more of the Company's outstanding shares). The parties have agreed to negotiate a one-year employment agreement for Warren Feldman, with Mr. Feldman remaining in his capacity as Chief Executive Officer and Chairman of the Company. Mr. Anderson has also agreed to indemnify the Feldmans against certain liabilities to the extent not covered under the Company's liability insurance policies. Mr. Anderson has agreed that neither he nor any of his affiliates will purchase any shares of the Company's Common Stock prior to December 10, 1999, for a purchase price of less than $24.00 per share and that he and Revision LLC will use their commercially reasonable efforts to assist the Company in obtaining any financing needed by it to the extent the Company requests such assistance.

     The Company believes that the settlement summarized above will remove many of the distractions to the Company in implementing its business plans. The settlement should align the largest shareholder blocs in pursuing a single business plan with unified management. Significantly, the substantial cost of litigating against Mr. Anderson and the attendant proxy contest will cease, allowing the funds otherwise used for these purposes to be redeployed for business development purposes. Uncertainty in the marketplace for the Company's Common Stock is expected to diminish as Mr. Anderson's goals become more closely aligned with that of the Company. The Company believes that its ability to obtain additional sources of capital to implement its business plan will be enhanced as a result of the settlement and the agreement of Mr. Anderson and Revision LLC to use their commercially reasonable efforts to assist the Company in obtaining any financing, if the Company so requests. While no assurance can be given that the Company will be better able to implement its business plans as a result of this settlement, it does believe that management and capital resources will be more effectively deployed without the disruptive distractions of litigation and conflicts over the management of the Company.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
               ---------------------------------------------------

                           PART II - OTHER INFORMATION
                           ---------------------------

                       THREE MONTHS ENDED OCTOBER 31, 1998
                       -----------------------------------




ITEMS 1           See discussion under Recent Developments


ITEM 2 - 5        Not applicable


ITEM 6            Exhibits and reports on Form 8-K

                  (a) Exhibits - 27 - Financial Data Schedule

                  (b) Reports on Form 8-K were filed during the
                      three months ended October 31, 1998 as follows:
                      September 2, 1998 and October 15, 1998

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       TOTAL-TEL USA COMMUNICATIONS, INC.
                                  (Registrant)


                                              TOTAL-TEL USA COMMUNICATIONS, INC.

Date:  December 15, 1998                      BY: /s/ Warren H. Feldman
                                                  -------------------------
                                                  Warren H. Feldman, Esq.
                                                  President and Chief Executive
                                                     Officer


Date:  December 15, 1998                          -------------------------
                                                  Thomas P. Gunning
                                                  Chief Financial Officer,
                                                    Secretary, Treasurer and
                                                    Principal Accounting
                                                    Officer