Form 10-K
period 1999-01-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1999-05-03
CIK 34497

DRAFT
                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              ___________
                               FORM 10-K
(Mark one)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Fiscal year ended January 31, 1999.

                                   OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _______________ to _________________.

                         Commission File Number 0-2180

                    TOTAL-TEL USA COMMUNICATIONS, INC.
                    __________________________________
          (Exact name of Registrant as specified in its charter)

New Jersey.                                                     22-1656895.
____________                                               ________________
(State or other jurisdiction of                  (I.R.S. Identification No.)
Employer incorporation or
organization)

                 150 Clove Road, Little Falls, New Jersey 07424
                 ______________________________________________
               (Address of principal executive offices)(Zip Code)

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

                             Yes X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value (based upon a $17.63 closing price) of the voting stock held by nonaffiliates of the Registrant as of April 30, 1999:
$54,075,159.

  Number of shares of Common Stock outstanding on April 30, 1999:(7,604,904)

                   Documents Incorporated By Reference:
                                   None




PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbor from liability provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Registrant "believes", "anticipates", "expects", or words of similar import. Similarly, statements which describe the Registrant's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Report and the Registrant undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1. Business

General

Total-Tel USA Communications, Inc. ("TotalTel", the "Registrant" or the "Company") is a leading regional facilities-based long distance telecommunications provider servicing both the commercial and wholesale marketplace. The Registrant's retail segment operates principally in the Northeast, primarily servicing small and medium-sized businesses. The Registrant's products and services include a broad range of voice, data and Internet solutions. The wholesale division provides domestic and international termination services to carriers worldwide at competitive rates. The Registrant currently owns three long distance switches, in New York City, Newark, New Jersey and Miami, Florida, and has a Network Operations Center ("NOC") in Northern New Jersey, to monitor and control its New Jersey network and to coordinate its various services. As a result of the restructuring plan initiatiated in the fourth quarter of fiscal 1999, the switch in Miami is being eliminated. (See ITEM 7 - Overview.)

Total-Tel processes approximately 95% of all its call volume through its own facilities. The Registrant uses proven technology to provide customized telecommunications solutions to its customers.

In the retail market, the Registrant has segmented potential customers and tailored its service offerings, sales, marketing approach and network development to provide service in a cost-effective manner. The Registrant believes its customer service to be one of its principal competitive advantages. The Registrant applies a dedicated team approach to soliciting and servicing its clients, with substantial involvement of sales, customer service and technical personnel in all aspects of customer relations. The Registrant intends to continue to focus its efforts on small to medium-sized customers with sales of $1 million to $60 million and monthly long distance bills which typically range from $500 to $30,000. The Registrant's focus on customer service has also enabled it to reach larger customers.

For Fiscal 1999, Total-Tel had gross revenues of approximately $137 million, derived approximately 50% each from wholesale and commercial services. For Fiscal 1998, the Registrant's gross revenues were approximately $123 million. This growth has been achieved through internal efforts and not as a result of acquisitions. The Registrant's commercial sales activities have been concentrated in Northern New Jersey and New York City, where, the Registrant believes, approximately half of all United States multinational corporations have headquarters. Based on industry sources, this area is believed to represent 40% of the total United States telecommunications market. In addition, this market area is an important international gateway, generating a significant amount of international telephone traffic. This is evidenced by the Registrant's Fiscal 1999 revenues, which were derived approximately 50% each from international and domestic traffic. For the near term, at least, Total-Tel intends to focus its efforts on further penetrating commercial users of its services in the Northeast, particularly in the Metropolitan New York area, and to augment the services offered to its customers.

The Registrant's principal executive offices are located at Overlook at Great Notch, 150 Clove Road, Little Falls, New Jersey 07424, and its telephone number is (973) 812-1100. The Registrant was incorporated in 1959 as Faradyne Electronics Corp. In November 1991, the Registrant changed its name from Faradyne Electronics Corp. to Total-Tel USA Communications, Inc.

INDUSTRY OVERVIEW

History and Industry Development

Domestic. Prior to 1984, AT&T dominated both the local exchange and long distance marketplaces by owning the operating entities that provided both local exchange and long distance services to most of the United States population. Although long distance competition began to emerge in the late 1970s, the critical event triggering the growth of long distance competition was the breakup of AT&T and the separation of its local and long distance businesses as mandated by the Modified Final Judgment (the "MFJ") relating to the breakup of AT&T (the "MFJ"). To foster competition in the long distance market, the MFJ prohibited AT&T's divested local exchange businesses, the Regional Bell Operating Companies ("RBOCs"), from acting as single-source providers of telecommunications services.

Although the MFJ established the preconditions for competition in the market for long distance services in 1984, the market for local exchange services has until recently virtually been closed to competition and has largely been dominated by regulated monopolies. Efforts to open the local exchange market began in the late 1980s on a state-by-state basis.

The Telecommunications Act of 1996, (the "1996 Act") is considered to be the most comprehensive reform of the nation's telecommunications laws and affects the development of competition for local telecommunications services. Specifically, certain provisions of the 1996 Act provide for (i) the removal of legal barriers for entry into the local telecommunications services market; (ii) the interconnection of the Incumbent Local Exchange Carrier (the "ILEC") network with competitors' networks; (iii) the establishment of procedures and requirements to be followed by the RBOCs, including the requirement that RBOCs offer local services for resale as a precondition to their entering into the long distance and telecommunications equipment manufacturing markets; and (iv) the relaxation of the regulation of certain telecommunications services provided by Local Exchange Carriers ("LEC") and others.

The continuing deregulation of the telecommunications industry and technological change have resulted in an increasingly information-intensive business environment. Regulatory, technological, marketing and competitive trends have expanded substantially the Registrant's opportunities in the converging voice and data communications services markets. For example, technological advances, including rapid growth of the Internet, the increased use of packet switching technology for voice communications, and the growth of multimedia applications, are expected to result in substantial growth in the high-speed data services market.

This new market opportunity should permit Competitive Access Providers ("CAPs") with operating and marketing expertise to offer a full range of telecommunications services, including local and long distance calling, toll-free calling, custom calling features, data services, and Internet access and services. Telecommunications companies with an established base of long distance customers may have an opportunity to sell additional services to such customers.

The Registrant believes that small and medium-sized businesses have historically been under served with respect to customer service and support. The Registrant has observed that RBOCs and the Tier I carriers (carriers with annual revenues of $5 billion), primarily concentrate their sales and marketing efforts on residential and large business customers. Thus, the Registrant also believes there is a significant market opportunity with respect to small and medium-sized businesses to which customer service may be a significant part of their buying decision.

International. International telecommunications involves the transmission of voice and data information from the domestic telephone network of one country to that of another. The Registrant believes that international telecommunications is one of the fastest growing and most profitable segments of the telecommunications industry. The international telecommunications industry has been undergoing rapid change due to deregulation, the construction of additional infrastructure, and the introduction of new technologies, which has resulted in increased competition and demand for telecommunications services worldwide.

Network

The Registrant's strategy has been to develop a geographic concentration of revenue-producing customers through the sale of telecommunications services in areas where it has installed switching platforms.

Current Network

Switches. Currently, the Registrant operates an advanced telecommunications network which includes three DSC switches. The Registrant's existing switches are located in New York, Newark, and Miami. The Registrant has installed DSC DEX 600 switches in Newark and Miami and a DEX600E switch in New York, which provides interexchange switching capabilities and is currently being used as the Registrant's international gateway switching platform. As a result of the restructuring plan initiatiated in the fourth quarter of fiscal 1999, the switch in Miami is being eliminated. (See ITEM 7 - Overview.)

During Fiscal 1999, the Registrant billed approximately 980 million minutes, or approximately 95% of its total minutes, over its own switches. The Registrant believes that increasing the traffic carried on its own network would improve operating margins.

International. The Registrant is interconnected with a number of United States and foreign wholesale international carriers through its New York switch. The purpose of connecting to a variety of carriers is to provide state-of-the-art, lowest-cost routing and network reliability. These interconnected international carriers are also a source of wholesale international traffic and revenue.

Other Features. The Registrant is interconnected by SS7 out-of-band digital signaling throughout its network. The SS7 signaling system reduces connect time delays, thereby enhancing overall network efficiencies. Additionally, the SS7 technology is designed to permit the anticipated expansion of the Registrant's Advanced Intelligent Network ("AIN") capabilities throughout its network. The Registrant's advanced switching platform would enable it to (i) deploy features and functions quickly throughout its entire network, (ii) expand switch capacity in a cost-effective manner, and (iii) lower maintenance costs through reduced training and spare parts requirements.

Security and Reliability. The Registrant has a NOC in Northern New Jersey, which monitors and controls the Registrant's network and coordinates its various services from a central location, increasing the security, reliability and efficiency of the Registrant's operations. Centralized electronic monitoring and control of the Registrant's network allows the Registrant to avoid duplication of this function in each region. The NOC also helps reduce the Registrant's per-customer monitoring and customer service costs. In addition, the Registrant's network employs an "authorized access" architecture. Unlike many telecommunications companies, which allow universal access to their network, the Registrant utilizes an automatic number identification security screening architecture which ensures only the ANIs of those users who have subscribed to the Registrant's services and have satisfied the Registrant's credit and provisioning criteria have access to the network. The Registrant believes that this architecture provides the Registrant the ability to better control bad debt and fraud in a manner which is invisible and nonintrusive to the customer. This architecture also allows the Registrant to better manage network capacity, as unauthorized and unplanned users cannot access the network.

PRINCIPAL PRODUCTS AND SERVICES

Product and Service Offerings

The Registrant offers retail telecommunications services primarily to small and medium-sized businesses. The Registrant's retail service offerings currently include long distance and toll-free services (both with and without an AIN), multiple access options, calling card, data, Internet access and services, facsimile, and teleconferencing services. The Registrant plans to add local exchange service, enhanced data and Internet access and services, and additional AIN features. The Registrant's wholesale services include domestic and international termination and transport services to domestic and international telecommunications carriers.

Current Services

Retail Services. The Registrant provides retail telecommunications services to over 14,000 commercial customers, primarily small and medium-sized businesses located in the Northeastern region of the United States. The Registrant sells retail services through its direct retail sales force and independent marketing representatives. Retail commercial communications services accounted for approximately 53% of the Registrant's Fiscal 1999 revenues, and produced revenues of approximately $72,556,000 in Fiscal 1999 and $65,305,000 in Fiscal 1998. The
Registrant's retail services include the following:

* Long Distance: The Registrant offers a full range of switched and dedicated domestic and international long distance services, including "1+" outbound service in all 50 states along with global termination to over 200 countries. Long distance services include intra-LATA, inter-LATA, and worldwide international services. Long distance features include both verified and non-verified accounting codes, station-to-station calling, third-party calling, directory assistance, and operator-assisted calling.

* Toll-free Services: The Registrant offers a full range of switched and dedicated domestic toll-free services, including toll-free origination in all 50 states, international toll-free origination from over 30 countries, and toll-free directory assistance. AIN enhanced toll-free services include the following features: Command Routing, Dialed Number Identification Service Area Code/Exchange Routing, Real Time Automatic Number Identification Delivery, Day-of-Year Routing, Day-of-Week Routing, Time-of-Day Routing, Percentage Allocation Routing, PIN protected 800 services, integrated voice response services, and store locator services.

* Access Options: The Registrant offers its long distance and toll-free customers multiple access options including dedicated access at DS0, DS1, and DS3 speed(s) and switched access. In Fiscal 1998, the Registrant began offering integrated voice and data access via the same network facility.

* Calling Card and Services: The Registrant offers nationwide switched access customized calling card and prepaid card services. Customers have the option of calling cards which are personalized, branded or generic.

* Internet: The Registrant currently offers high-quality, dedicated Internet access, IP registration and Domain Name Services.

* Data Services: The Registrant offers advanced data transmission services, including private line and Frame Relay services. Data services have multiple access options, including dedicated access at DS0, DS1, and DS3 speed(s) and switched access.

* Customer Management Control Features: All of the Registrant's customers have the option of customized management reporting features, including interstate/intrastate area code summaries, international destination matrix, daily usage summaries, state summaries, time of day summaries, duration distribution matrix, exception reporting of long duration calls, and incomplete and blocked call reporting.

Wholesale Services. The Registrant offers the following wholesale services: domestic and international termination, switch ports, collocation facilities and transport services to a broad spectrum of domestic and international carriers. The Registrant offers international wholesale termination and transport services primarily to domestic and international telecommunications carriers. Once the Registrant interconnects with a carrier customer, the carrier may utilize the Registrant on an as-needed basis, depending upon the pricing offered by the Registrant and its competitors, as well as capacity. The Registrant has been tested and approved as an authorized carrier for, and included in the routing tables of, all of its long distance and international carrier customers.

CUSTOMER BASE

Commercial Customers

The Registrant provides retail telecommunications services to over 14,000 commercial customers, primarily in the Northeastern United States. Approximately 53% of the Registrant's Fiscal 1999 revenues were derived from the sale of services to the retail segment. Retail revenues were approximately $72,556,000 and $65,305,000 in Fiscal 1999 and Fiscal 1998, respectively.

Wholesale Customers

The Registrant provides wholesale telecommunications services to various national and international telecommunications carriers. Approximately 47% of the Registrant's Fiscal 1999 revenues were derived from domestic and international wholesale services. Wholesale revenues were approximately $64,727,000 and $57,981,000 during Fiscal 1999 and Fiscal 1998, respectively.

Telecommunications Services Market

Overview of the United States Market. The United States market for telecommunications services can be divided into three basic sectors: long distance services, local exchange services and Internet access services.

Long Distance Services. A long distance telephone call can be envisioned as consisting of three segments. Starting with the originating customer, the call travels along a local exchange network to a long distance carrier's point of presence ("POP"). At the POP, the call is combined with other calls and sent along a long distance network to a POP on the long distance carrier's network near where the call will terminate. The call is then sent from this POP along a local network to the terminating customer. Long distance carriers provide only the connection between the two local networks; and, unless the long distance carrier is a local service provider, pay access charges to LECs for originating and terminating calls.

Local Exchange Services. A local call is one that does not require the services of a long distance carrier. In general, the local exchange carrier connects end-user customers within a LATA and also provides the local portion of most long distance calls.

Internet Service. Internet services are generally provided in at least two distinct segments. A local network connection is required from the Internet Service Provider ("ISP") customer to the ISP's local facilities. For large, communication-intensive users and for content providers, the connections are typically unswitched, dedicated connections provided by LECs, Intelligent Call Processing ("ICP"), or other providers, either as independent service providers or, in some cases, by a carrier that is both a CLEC and an ISP. For residential and small and medium-sized business users, these connections are generally Public Switched Telephone Network ("PSTN") connections obtained on a dial-up access basis as a local exchange telephone call. Once a local connection is made to the ISP's local facilities, information can be transmitted and obtained over a packet-switched IP data network, which may consist of segments provided by many interconnected networks operated by a number of ISPs. The collection of interconnected networks makes up the Internet. A key feature of Internet architecture and packet-switching is that a single dedicated channel between communication points is never established, which distinguishes Internet-based services from the PSTN.

International Service. A typical international long distance call originates on a local exchange network or private line and is carried to the international gateway switch of a long distance carrier. The call is then transported along a fiber optic cable or a satellite connection to an international gateway switch in the terminating country and, finally, to another local exchange network or private line where the call is terminated. Generally, only a small number of carriers are licensed by a foreign country for international long distance and, in many countries, only the Post Telephone & Telegraph administration ("PTT") is licensed or authorized to provide international long distance service. Any carrier which desires to transport switched calls to or from a particular country must, in addition to obtaining a license or other permission (if required), enter into operating agreements or other arrangements with the PTT or another international carrier in that country or lease capacity from a carrier which already has such arrangements.

Market Opportunities

As a result of the 1996 Act and other federal, state, and international initiatives, numerous telecommunications markets have been opened to competition. In addition, the increasing globalization of the world economy, along with increased reliance on data transmission and Internet access, has expanded traditional telecommunications markets. The Registrant has targeted its services principally to small and medium-sized businesses based upon its belief that such customers are not aggressively targeted by Tier I providers and are underserved with respect to customer service and support.

COMPETITION

Overview

The Registrant operates in a highly competitive industry and estimates that it has no greater than a 1% market share in any market in which it operates. The Registrant expects that competition will continue to intensify in the future due to regulatory changes, including the continued implementation of the 1996 Act, and the increase in the size, resources, and number of market participants. In each of its markets, the Registrant will face competition from larger, better capitalized Tier I and Tier II providers and ILECs and CLECs. While new business opportunities may be made available to the Registrant through the 1996 Act and other federal and state regulatory initiatives, regulators are likely to provide the ILECs with an increased degree of flexibility with regard to pricing of their services as competition increases.

Competition for the Registrant's products and services is based on price, quality, reputation, name recognition, network reliability, service features, billing services, perceived quality and responsiveness to customers' needs. While the Registrant believes that it currently has certain advantages relating to price, quality, customer service and responsiveness to customer needs, there is no assurance that the Registrant will be able to maintain these advantages or obtain additional advantages. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Registrant. Many of the Registrant's existing and potential competitors have financial, technical, and other resources significantly greater than those of the Registrant. In addition, in December, 1997, the FCC issued rules to implement the provisions of the World Trade Organization Agreement on Basic Telecommunications, which was drafted to liberalize restrictions on foreign ownership of domestic telecommunications companies and to allow foreign telecommunications companies to enter domestic markets. The new FCC rules went into effect in February, 1998 and are expected to make it substantially easier for many non-United States telecommunications companies to enter the United States market, thus further increasing the number of competitors. The new rules will also give non-United States individuals and corporations greater ability to invest in United States telecommunications companies, thus increasing the financial and technical resources potentially available to existing and potential competitors as well as Registrant.

Long Distance Market

The long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants. The Registrant competes against various national and regional long distance carriers, including both facilities-based providers and switchless resellers offering essentially the same services as the Registrant. In addition, significant competition is expected to be provided by ILECs including, when authorized, RBOCs. The Registrant's success will depend upon its ability to provide high-quality services at prices competitive with, or lower than, those charged by its competitors. In addition, the long distance industry is characterized by a high level of customer attrition or "churn." Such attrition is attributable to a variety of factors, including initiatives of competitors as they engage in advertising campaigns, marketing programs, and cash payments and other incentives. End users are often not obligated to purchase any minimum usage amount and can discontinue service without penalty at any time. While the Registrant believes its customer turnover rate is lower than that of many of its competitors, the Registrant's revenue has been, and is expected to continue to be, affected by churn.

The Tier I providers and other carriers have implemented new price plans aimed at residential customers with significantly simplified rate structures, which may have the impact of lowering overall long distance prices. There can also be no assurance that long distance carriers will not make similar offerings available to the small to medium-sized businesses that the Registrant primarily serves. While the Registrant believes small and medium-sized business customers are not aggressively targeted by large long distance providers, such as the Tier I providers, there can be no assurance the Registrant's customers and potential customers will not be targeted by these or other providers in the future. Additional pricing pressure may come from IP transport, which is a developing use of packet-switched technology which can transmit voice communications at a cost which may be below that of traditional circuit-switched long distance service. While IP transport is not yet available in all areas, requires the dialing of additional digits, and generally produces sound quality inferior to traditional long distance service, it could eventually be perceived as a substitute for traditional long distance service and put pricing pressure on long distance rates. Any reduction in long distance prices may have a material adverse effect on the Registrant's business, financial condition and results of operations.

One of the Registrant's principal competitors, MCI/WorldCom, is also a major supplier of services to the Registrant. The Registrant both links its switching equipment with transmission facilities and services purchased or leased from MCI/WorldCom, and resells services obtained from MCI/WorldCom. There can be no assurance that MCI/WorldCom will continue to offer services to the Registrant at competitive rates or on attractive terms, if at all, and any failure to do so could have a material adverse effect on the Registrant.

Local Exchange Market

Under the 1996 Act and related federal and state regulatory initiatives, barriers to local exchange competition are being removed. In local telecommunication markets, the Registrant's primary competitor would be the ILEC serving each geographic area. ILECs are established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. ILECs also have long-standing relationships with regulatory authorities at the federal and state levels. While recent FCC administrative decisions and initiatives provide increased business opportunities to voice, data and Internet-service providers, they also provide the ILECs with increased pricing flexibility for their private line, special access and switched access services. In addition, with respect to competitive access services, the FCC recently proposed a rule which would provide for increased ILEC pricing flexibility and deregulation for such access services, either automatically or after certain competitive levels are reached. If the ILECs are allowed additional flexibility by regulators to offer discounts to large customers through contract tariffs, decide to engage in aggressive volume and term discount pricing practices for their customers, or seek to charge competitors excessive fees for interconnection to their networks, the revenue of competitors to the ILECs could be materially adversely affected. If future regulatory decisions afford the ILECs increased access services, pricing flexibility or other regulatory relief, such decisions could also have a material adverse affect on competitors to the ILECs.

The Registrant also would face competition or prospective competition in local markets from other carriers, many of which have significantly greater financial resources than the Registrant. For example, the Tier I providers have each begun to offer local telecommunications services in major domestic markets using their own facilities or by resale of the ILECs' or other providers' services. In addition to these long-distance service providers, entities which currently offer or are potentially capable of offering local switched services include companies which have previously operated as Competitive Access Provider ("CAP"), cable television companies, electric utilities, microwave carriers, wireless telephone system operators, and large customers who build private networks. These entities, upon entering into appropriate interconnection agreements or resale agreements with ILECs, could offer single-source local and long distance services, similar to those offered or proposed to be offered by the Registrant.

In addition, a continuing trend towards business combinations and alliances in the telecommunications industry may create significant new competitors to the Registrant. Many of these combined entities will have resources far greater than those of the Registrant. These combined entities may provide a bundled package of telecommunications products, including local and long distance telephony, that is in direct competition with the products offered or proposed to be offered by the Registrant, and may be capable of offering these products sooner and at more competitive rates than the Registrant. The Registrant does not currently offer local telephone services, but is considering entry into this market to better serve its existing customers and provide a one-stop service for customers, in its targeted market; namely, small to medium sized businesses.

YEAR 2000 MATTERS

As is the case with most other companies using computers in their operations, the Registrant is in the process of addressing the year 2000
(Y2K) issues. The Registrant believes it has a solid plan in place. Modifications, such as software and hardware upgrades have been scheduled or are under development/deployment for all Information Technology ("IT") and non-IT systems. Specifically, the Registrant's review of its year 2000 compliance included the Registrant's electronic data processing equipment, including all switches, digital cross connects, and other date sensitive processor associated with the Registrant's telecommunications network, back office, and billing and collection systems. Any required modifications would be addressed concurrently with another project to enhance the Registrant's billing system and should be completed by the third quarter of 1999. The total cost for the upgrades and management overhead is estimated to be approximately $750,000, which has been included in the Registrant's budget.

Despite the foregoing efforts and expenditures, there can be no assurance that the Registrant will be able to identify all year 2000 issues in its IT and non-IT systems in advance of their occurrence or that the Registrant will be able to successfully remedy any such issues. Additionally, to the extent that the Registrant's suppliers or customers fail to address year 2000 issues in a timely and effective manner, the Registrant's ability to provide uninterrupted, reliable service to customers serviced through its networks may be adversely affected. In an effort to assess the foregoing risk, the Registrant has been surveying all of its material customers and suppliers as to their current state of year 2000 compliance. Based on the survey results, the Registrant believes they are taking the steps necessary to ensure their readiness.

The profitability and stability of the Registrant's customers may be adversely affected by year 2000 issues not related to their relationships with the Registrant. The expenses or liabilities to which the Registrant may become subject as a result of any year 2000 issues, or the impact of year 2000 issues on the ability of existing or future customers to do business with the Registrant cannot be precisely determined, but could have a material adverse effect on the Registrant's business, operating results and financial condition.

Seasonal Nature of Business

Registrant's business is not seasonal.

Patents, Trademarks, Licenses, etc.

Registrant does not hold any material patents, franchises or concessions.



GOVERNMENT REGULATIONS

Overview

The Registrant's services are subject to regulation by federal, state, and local governmental agencies. The FCC exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory agencies retain jurisdiction over carriers' facilities and services to the extent they are used to originate or terminate intrastate communications. Municipalities and other local government agencies may require carriers to obtain licenses or franchises regulating use of public rights-of-way necessary to install and operate their networks. The networks are also subject to numerous local regulations such as building codes, franchises, and rights of way licensing requirements. Many of the regulations issued by these regulatory bodies may be subject to judicial review, the results of which the Registrant is unable to predict.

The 1996 Act

Statutory Requirements. The 1996 Act requires all LECs (including ILECs and CLECs) (i) not to prohibit or unduly restrict resale of their services; (ii) to provide local number portability; (iii) to provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listings; (iv) to afford access to poles, ducts, conduits, and rights-of-way; and (v) to establish reciprocal compensation arrangements for the transport and termination of local telecommunications traffic. It also requires ILECs to negotiate local interconnection agreements in good faith and to provide interconnection (a) for the transmission and routing of telephone exchange service and exchange access, (b) at any technically feasible point within the ILEC's network, (c) which is at least equal in quality to that provided by the ILEC to itself, its affiliates, or any other party to which the ILEC provides interconnection, and (d) at rates and terms and conditions which are just, reasonable and nondiscriminatory. ILECs also are required under the 1996 Act to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, to offer their local telephone services for resale at wholesale rates, and to facilitate collocation of equipment necessary for competitors to interconnect with or access UNEs.

In addition, the 1996 Act requires RBOCs to comply with certain safeguards and offer interconnection which satisfies a prescribed 14-point competitive checklist before RBOCs are permitted to provide in-region inter-LATA services. These safeguards are designed to ensure that the RBOC's competitors have access to local exchange and exchange access services on nondiscriminatory terms and that the subscribers of regulated non-competitive RBOC services do not subsidize their provision of competitive services. The safeguards are also intended to promote competition by preventing RBOCs from using their market power in local exchange services to obtain an anti-competitive advantage in the provision of other services.

The 1996 Act also granted important regulatory relief to industry segments which compete with CLECs. ILECs were given substantial new pricing flexibility. RBOCs have the ability to provide out-of-region long-distance services and, if they obtain authorization and under prescribed circumstances, may provide additional in-region long-distance services. RBOCs also were granted new rights to provide certain cable TV services. Inter Exchange Carriers ("IXC") were permitted to construct their own local facilities and/or resell local services. State laws no longer may require CATVs to obtain a franchise before offering telecommunications services nor permit CATVs' franchise fees to be based on their telecommunications revenue. In addition, under the 1996 Act all utility holding companies are permitted to diversify into telecommunications services through separate subsidiaries.

FCC Rules Implementing the Local Competition Provisions of the 1996 Act. On August 8, 1996, the FCC released a First Report and Order, a Second Report and Order and a Memorandum Opinion and Order in its CC Docket 96-98 (combined, the "Interconnection Orders") which established a framework of minimum, national rules enabling state Public Utility Commissions "("PUC"s) and Public Service Commissions ("PSCs"), and the FCC to begin implementing many of the local competition provisions of the 1996 Act. In its Interconnection Orders, the FCC prescribed certain minimum points of interconnection necessary to permit competing carriers to choose the most efficient points at which to interconnect with the ILECs' networks. The FCC also adopted a minimum list of unbundled network elements that ILECs must make available to competitors upon request and a methodology for states to use in establishing rates for interconnection and the purchase of unbundled network elements. The FCC also adopted a methodology for States to use when applying the 1996 Act "avoided cost standard" for setting wholesale prices with respect to retail services.

Section 706 Forbearance. Section 706 of the 1996 Act gives the FCC the right to forebear from regulating a market if the FCC concludes that such forbearance is necessary to encourage the rapid deployment of advanced telecommunications capability. Section 706 has not been used to date, but in January 1998, Bell Atlantic filed a petition under Section 706 seeking to have the FCC deregulate entirely the provision of packet-switched telecommunications services. Similar petitions were later filed by the Alliance for Public Technology and US West Inc. (currently Media One Group Inc.), and other ILECs are expected to file similar petitions in the near future. If these petitions are granted, RBOCs would be free to provide a bundled package of intrastate and interstate data and Internet services similar to those the Registrant intends to offer. Such an FCC decision could have a material adverse effect on the Registrant.

Other Federal Regulations

In general, the FCC has a policy of encouraging the entry of new competitors in the telecommunications industry and preventing anti-competitive practices. Therefore, the FCC has established different levels of regulation for dominant carriers and non-dominant carriers. For purposes of domestic common carrier telecommunications regulation, large ILECs are currently considered dominant carriers, while CLECs are considered non-dominant carriers.

* Tariffs. As a non-dominant carrier, the Registrant may install and operate facilities for the transmission of domestic interstate communications without prior FCC authorization. Services of non-dominant carriers have been subject to relatively limited regulation by the FCC, primarily consisting of the filing of tariffs and periodic reports. However, non-dominant carriers like the Registrant must offer interstate services on a nondiscriminatory basis, at just and reasonable rates, and remain subject to FCC complaint procedures. With the exception of informational tariffs for operator-assisted services and tariffs for interexchange casual calling services, the FCC has ruled that IXCs must cancel their tariffs for domestic interstate interexchange services. Tariffs remain required for international services. Pursuant to these FCC requirements, the Registrant has filed and maintains tariffs for its interstate services with the FCC. All of the interstate access and retail "basis" services (as defined by the FCC) provided by the Registrant are described therein. "Enhanced" services (as defined by the FCC) need not be tariffed. The Registrant believes that its proposed enhanced voice and Internet services are "enhanced" services which need not be tariffed. However, the FCC is reexamining the "enhanced" definition as it relates to IP transport and the Registrant cannot predict whether the FCC will change the classification of such services.

* International Services. Non-dominant carriers such as the Registrant are required to obtain FCC authorization pursuant to Section 214 of the Communications Act and file tariffs before providing international communication services. The Registrant has obtained authority from the FCC to provide voice and data communications services between United States and all foreign points.

* ILEC Price Cap Regulation Reform. In 1991, the FCC replaced traditional rate of return regulation for large ILECs with price cap regulation. Under price caps, ILECs can raise prices for certain services by only a small percentage each year. In addition, there are constraints on the pricing of ILEC services which are competitive with those of CLECs. On September 14, 1995, the FCC proposed a three-stage plan which would substantially reduce ILEC price cap regulation as local markets become increasingly competitive and, ultimately, would result in granting ILECs nondominant status. Adoption of the FCC's proposal to reduce significantly its regulation of ILEC pricing would significantly enhance the ability of ILECs to compete against the Registrant and could have a material adverse effect on the Registrant. The FCC released an order on December 24, 1996 that adopted certain of these proposals, including the elimination of the lower service band index limits on price reductions within the access service category. The FCC's December 1996 order also eased the requirements necessary for the introduction of new services by ILECs. On May 7, 1997, the FCC took further action in its CC Docket No. 94-1 updating and reforming its price cap plan for the ILECs. Among other things, the changes require price cap LECs to reduce their price cap indices by 6.5 percent annually, less an adjustment for inflation. The FCC also eliminated rules that require ILECs earning more than certain specified rates of return to "share" portions of the excess with their access customers during the next year in the form of lower access rates. These actions would have a significant impact on the interstate access prices charged by the ILECs with which the Registrant expects to compete.

* Access Charges. Over the past few years, the FCC has granted ILECs significant flexibility in their pricing of interstate special and switched access services. Under this pricing scheme, ILECs may establish pricing zones based on access traffic density and charge different prices for each zone. The Registrant anticipates that this pricing flexibility should result in ILECs lowering their prices in high traffic density areas, the probable area of competition with the Registrant. The Registrant also anticipates that the FCC will grant ILECs increasing pricing flexibility as the number of interconnections and competitors increases. On May 7, 1997, the FCC took action in its CC Docket No. 96-262 to reform the current interstate access charge system. The FCC adopted an order which makes various reforms to existing rate structures for interstate access designed to move access charges, over time, to more economically efficient rate levels and structures.

* Universal Service Reform. On May 8, 1997, the FCC released an order in its CC Docket No. 96-45, which reforms the current system of interstate universal service support and implements the universal service provisions of the 1996 Act. The FCC established a set of policies and rules designed to ensure that low-income consumers and consumers who live in rural, insular and high-cost areas receive a defined set of local telecommunications services at affordable rates. This was to be accomplished in part through expansion of direct consumer subsidy programs and in part by ensuring that rural, small and high-cost LECs continue to receive universal service subsidy support. The FCC also created new programs to subsidize connection of eligible schools, libraries and rural health care providers to telecommunications networks. These programs were to be funded by assessment of eligible revenue of nearly all providers of interstate telecommunications carriers, including the Registrant.

The Registrant, like other telecommunications carriers which provide interstate telecommunications services, is required to contribute a portion of its end-user telecommunications revenue to fund universal service programs. These contributions became due beginning in 1998 for all providers of interstate telecommunications services. Such contributions are assessed based on intrastate, interstate and international end user telecommunications revenue. Contribution factors vary quarterly and carriers, including the Registrant, are billed each month. Contribution factors for the first three quarters of 1998 have been determined by the FCC as follows: first quarter, second quarter, and third quarter factors are 3.19%, 3.14%, and 3.08% respectively, for the high cost and low income funds (interstate and international end-user telecommunications revenue) and 0.72%, 076%, and 0.75%, respectively, for the schools, libraries and rural health funds (intrastate, interstate and international end-user communications revenue). In addition, many state regulatory agencies have instituted proceedings to revise state universal fund contribution requirements, which will vary from state to state. Several parties have appealed the FCC's May 8th order, and these appeals have been consolidated in the U.S. Court of Appeals for the Fifth Circuit. The Registrant cannot predict the outcome of these proceedings. In addition, a number of telecommunications companies have filed a petition for a stay with the FCC, which is currently pending.

Pursuant to the Universal Service Order, all carriers were required to submit a Universal Service Fund worksheet in September, 1997. The Registrant has filed its Universal Service Fund worksheet. The amounts remitted to the Universal Service Fund may be billed to the Registrant's customers. If the Registrant does not bill these amounts to its customers, its profit margin may be less than if it had elected to do so. However, if the Registrant elects to bill these amounts to its customers, customers may reduce their use of the Registrant's services, or elect to use the services provided by the Registrant's competitors, which may have a material adverse effect upon the Registrant's business, financial condition, or results of operations. The Registrant is eligible to qualify as a recipient of universal service support if it elects to provide facilities-based service to areas designated for universal service support and if it complies with federal and state regulatory requirements to be an eligible telecommunications carrier. The FCC's decisions in CC Docket No. 96-45 could have a significant impact on future operations of the Registrant.

Current Registrant Certifications. The Registrant has received Section 214 authorization from the FCC allowing it to engage in business as a resale and facilities-based international carrier.

State Regulation

The Registrant believes that most, if not all, states in which it may operate as a local telecommunications provider, require certification or other authorization to offer intrastate services. Many of the states in which the Registrant may operate are in the process of addressing issues relating to the regulation of CLECs.

In some states, existing state statutes, regulations or regulatory policy may preclude some or all forms of local service competition. However,
Section 253 of the 1996 Act prohibits states and localities from adopting or imposing any legal requirement which may prohibit, or have the effect of prohibiting, the ability of any entity to provide any interstate or intrastate telecommunications service. The FCC has the authority to preempt any such state or local requirements to the extent necessary to enforce the 1996 Act's open market entry requirements. States and localities may continue to regulate the provision of interstate communications services and require carriers to obtain certificates or licenses before providing service, if such requirements do not constitute prohibitive barriers to market entry.

Some states in which the Registrant operates are considering legislation which could impede efforts by new entrants in the local services market to compete effectively with ILECs. For example, some state PSCs and PUCs are currently considering actions to preserve universal service and promote the public interest. Such actions may impose conditions on the certificate issued to an operating Registrant which would require it to offer service on a geographically widespread basis through (i) the construction of facilities to serve all residents and business customers in such areas,
(ii) the acquisition from other carriers of network facilities required to provide such service, or (iii) the resale of other carriers' services. The Registrant believes that state PSCs and PUCs have limited authority to impose such requirements under the 1996 Act. The imposition of such conditions by state PUCs, however, could increase the cost to operating companies of providing local exchange services or otherwise affect an operating company's flexibility to offer services.

The Registrant has intrastate authority for the provision of resold interexchange services through certification or registration in every state where it is required. The Registrant has CLEC certifications pending in several states. There can be no assurance that the Registrant will receive the authorizations it may seek in the future to the extent it expands into other states or seeks to provide additional services. In most states, the Registrant is required to file tariffs setting forth the terms, conditions and prices for services which are classified as intrastate.

Local Interconnection. The 1996 Act imposes a duty upon all ILECs to negotiate in good faith with potential interconnectors to provide interconnection to the ILEC networks, exchange local traffic, make Unbundled Network Elements ("UNE') available and permit resale of most local services. If negotiations do not succeed, the Registrant has a right to seek state PUC arbitration of any unresolved issues. The Registrant has begun the process of negotiating interconnection arrangements in several states in its targeted region. Arbitration decisions involving interconnection arrangements in several states have been challenged in lawsuits filed in United States District Court by the affected ILECs.

Compliance with Environmental Provisions

Registrant believes that it complies in all material respects with current pertinent federal, state, and local provisions relating to the protection of the environment and does not believe that continued compliance would require any material capital expenditure.

PERSONNEL

As of the date of this Report, the Registrant and its subsidiaries employed 249 full-time and part-time employees in its long distance telecommunication service, of whom 52 were engaged in sales activities, 27 in customer service and support, 67 in technical and field services, 30 in data processing, and 73 in general and administrative activities. The Registrant also utilizes the services of approximately 220 independent sales agents. The Registrant considers its relations with its employees to be satisfactory.

ITEM 2. Properties
On November 15, 1993, and December 28, 1993, the Registrant entered into leases for an aggregate of approximately 3,500 square feet of space at 744 Broad Street, Newark, New Jersey, for its upgraded switching equipment. The lease ran from January 1, 1994 through December 31, 1998, with an option to renew the lease through August 31, 2002. This option has been exercised. The annual rental of $54,720 also requires the tenant to pay a proportionate share of any increase in the "Consumer Price Index", U. S. City Average over the base year.

On December 1, 1993, the Registrant entered into a five-year lease, which expired on November 30, 1998, for approximately 20,000 square feet of space from a partnership in which two of the partners were directors and major shareholders of the Registrant. One of the partners is no longer a director. The lease has been renewed on a month to month basis at an annual rate of $73,467.75. The lease has a 120 day prior written notice by either party to terminate. This space is used for warehousing and office space for the technical support employees. The lease requires the payment of any increase in operating expenses and real estate taxes over the base year.

On February 22, 1994, the Registrant entered into a lease, subsequently modified on April 15, 1994, for approximately 17,700 square feet of space at 150 Clove Road, Little Falls, New Jersey to be used as sales, executive and administrative offices. The lease provided for a rent holiday until July, 1995, after which the annual rental would be approximately $360,000. The lease is for five years and ten months and has been amended by a second lease modification agreement dated February 9, 1995 whereby the Registrant leased approximately 6,700 additional square feet of space at the same location at an additional annual rental of $121,707 for the first four years and $138,154 for the next year and two months. The modified agreement also extended the term of the existing lease for an additional two years to August 14, 2002 at a then annual rental of $563,063. The lease requires the payment of the tenant's proportionate share of operating expenses and real estate taxes increased over the base year.

On January 30, 1997, the Registrant entered into a third modification of its lease for approximately 16,640 square feet of additional office space at its existing facility at 150 Clove Road, Little Falls, New Jersey. The annual rental on the additional space was $357,760 per annum from July 1, 1997 through February 14, 1998, is $366,800 per annum from February 15, 1998 through August 14, 2000, and will be $382,720 per annum from August 15, 2000 through August 14, 2002. In addition, the Registrant is obligated for its proportionate share of increases in real estate taxes and operating expenses over the base year.

On November 1, 1996, the Registrant entered into a lease for approximately 8,300 square feet of space at 40 Rector Street, New York City, New York, to be used for a second switching facility. The term of the lease is for fifteen years and ten months from the date of commencement which was February 1, 1998. Rental payments are $133,184 per annum for the first five years after commencement, $166,480 per annum for the next five years, and $183,128 per annum for five years and ten months. The lease requires the payment of the tenant's proportional share of increased operating expenses and real estate taxes over the base year.

On November 8, 1996, a subsidiary of the Registrant entered into a lease for approximately 2,300 square feet of office space in New York City, New York at an annual rental of approximately $75,900. The lease commenced February 1, 1997 and is for sixty three (63) months. The lease requires the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year.

On February 6, 1998, the Registrant entered into a lease for approximately 5,000 square feet of space at 28 W. Flagler Street, Miami, Florida. The term of the lease is 15 years, commencing February 1, 1998. The annual rental fee is $106,618, with an annual adjustment based on the Revised Urban Wage Earners and Clerical Workers Index, capped at a maximum of 3% increase over the prior years rental payment. In addition, the Registrant is liable for its proportionate share of increases in real estate taxes and operating expenses over the base year. Due to the recent restructuring (See ITEM 7 -Overview), the Registrant is eliminating the Miami switch, and is seeking a sub-tenant or early termination of this lease.

On September 1, 1998 the Registrant entered into a five year lease, commencing September 1, 1998 leasing 3,008 square feet of space at 500 Cypress Creek Road, Fort Lauderdale, Florida. Rental payments are $48,128 per annum from September 1, 1998 to August 31, 1999, $50,554 from September 1, 1999 to August 31, 2000, $53,061 from September 1, 2000 to August 31, 2001, $55,708 from September 1, 2001 to August 31, 2002 and $58,506 from September 1, 2002 to August 31, 2003. The lease requires the payment of the tenant's proportional share of increased operating expenses and real estate taxes over the base year. Due to the recent restructuring (See ITEM 7 -Overview), the Registrant is eliminating the Fort Lauderdale sales office and is seeking a sub-tenant or early termination of this lease.

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

ITEM 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders during the fourth quarter of Fiscal 1999.

(THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)


PART II

ITEM 5. Market for Registrant's Common Stock and Related Security Holder
Matters

Common Stock

The Registrant's authorized capital stock consists solely of 20,000,000 shares of Common Stock. Holders of the Registrant's Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor, subject to any prior dividend rights of holders of Preferred Stock. Each holder of Common Stock is entitled to one vote for each share held. There is no right to cumulative voting. Upon liquidation, dissolution, or winding up of the Registrant, subject to any prior liquidation rights of holders of Preferred Stock, the holders of Common
Stock are entitled to receive a pro rata share of all remaining assets available for distribution to stockholders. The Common Stock has no pre-emptive or other subscription rights, and there are no conversion or redemption rights with respect to such shares. Effective on July 1, 1996, the Registrant distributed 1,873,420 shares of Common Stock in connection with a 2-for-1 stock split of all outstanding shares as of June 15, 1996. Effective on July 15, 1998, the Registrant distributed 4,207,887 shares of Common Stock in connection with a 2-for-1 stock split of all outstanding shares as of June 30, 1998. As of the date of this report, there were 9,122,774 shares of Common Stock issued and outstanding, held by 788 persons, as reported by the Registrant's transfer agent.

Price Range of the Common Stock

The Registrant's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System under the Symbol TELU. The following table sets forth, for the quarterly fiscal periods indicated, the high and low closing sales prices for the Registrant's Common Stock in such market, as reported by the National Association of Securities Dealers, Inc. Closing sale prices prior to July 1, 1998 have been adjusted to reflect a 2-for-1 stock split effective July 15, 1998.

FISCAL 1999                                    HIGH             LOW
February 1 thru April 30                      21 3/4          14 5/8
May 1 thru July 31                            24 1/2          18 3/4
August 1 thru October 31                      23              14 3/4
November 1 thru January
31,1999                                       22              14 7/16
FISCAL 1998
February 1 thru April 30                      9 1/8           5 1/2
May 1 thru July 31                            12 3/4          6 13/16
August 1 thru October 31                      15 1/8          9
November 1 thru January
31,1998                                       16 1/2          12 5/8

Registrant has not paid or declared any cash dividends during the past two fiscal years and does not anticipate paying any in the foreseeable future.



ITEM 6. Selected Financial Data

                                     (In thousands except per share amounts)
                                             Year ended January 31,.

RESULTS OF OPERATIONS:         1999           1998               1997        1996            1995
                            __________      _________          ________    _________       ________
Net sales                   $ 137,283       $ 123,286         $ 89,326     $ 49,873       $ 29,817

Net (Loss) earnings         $  (3,418)      $   1,094         $    492     $  1,555       $  1,100

Average common shares
outstanding (a)

Basic                           6,818           6,213            5,883        5,818          6,516

Diluted                         6,818           6,842            6,739        6,526          6,516

(Loss) earnings per common
and common equivalent
shares

Basic (Loss) earnings per
share                       $   (0.50)       $   0.18           $ 0.08     $   0.27       $   0.17

Diluted (Loss) earnings
per share                   $   (0.50)       $   0.16           $ 0.07     $   0.24       $   0.17

Cash dividends per
common share                     None            None             None         None           None

Additions to property
& equipment                $    4,727       $   3,268           $6,397      $ 3,028        $ 2,268

Depreciation and
amortization               $    2,785       $   2,028          $ 1,382      $ 1,026        $   663

FINANCIAL POSITION

Working Capital            $    1,261       $   7,936          $ 5,419      $ 4,799        $ 5,031

Property and equipment -
net                        $   14,473       $  12,406          $11,066      $ 6,011        $ 3,924

Total assets               $   45,692       $  40,245          $31,029      $20,520        $15,110

Long-term debt             $    1,566       $   2,092          $ 2,940      $    --        $    --

Shareholders' Equity       $   16,442       $  18,598          $14,772      $10,700        $ 9,093

Common shares
outstanding (a)                 7,605           6,679            5,891        5,854          5,800

(a) All per share amounts have been restated to reflect the 2 for 1 stock split distributed July 1, 1996, and the 2 for 1 stock split distributed on July 15, 1998.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is presented to assist in assessing the changes in financial condition and performance of the Registrant for the fiscal year ended January 1, 1997 ("Fiscal 1997"), January 31, 1998 (Fiscal
1998) and January 31, 1999 (Fiscal 1999). The following information should be read in conjunction with the financial statements and related notes and other detailed information regarding the Registrant included elsewhere in this report and should not be construed to imply management's belief that the results, causes, or trends presented will necessarily continue in the future. Certain information contained below and elsewhere in this, including information with respect to the Registrant's plans and strategy for its business, are "forward-looking statements."

Overview

The Registrant is a leading regional facilities-based ICP servicing both the commercial and wholesale marketplace. Total-Tel is an established company which has been in existence since 1959. The Registrant began offering interexchange telecommunications services in January, 1983. Gross revenues have increased from approximately $30 million in the Fiscal year ended January 31, 1995 ("Fiscal 1995") to approximately $137 million for Fiscal 1999. This growth has been achieved through internal efforts, and not as a result of acquisitions.

The Registrant currently owns three long-distance switches, in New York, Newark, and Miami. The Registrant also has a NOC that monitors and controls its network. The Registrant sells its services through three sales groups: a field retail sales force, independent agent sales force, and the wholesale sales force.

With the management changes made in the fourth quarter of 1999, the focus of the Registrant was changed from national expansion to focus on further penetration into the Northeastern, USA market. This decision led to a restructuring of the Registrant's business, eliminating the sales offices in Florida, Georgia, Washington D.C. and the United Kingdom, as well as the switch in Miami, Florida. This restructuring also led to the elimination of the expenses related to the national expansion. The Registrant has recorded expenses of $2,368,000 to cover the costs related to the restructuring.

The Registrant's principal expenses consist of: direct cost of sales, operating costs, and depreciation. Direct cost of sales consist of access fees, line installation expenses, switch expenses, transport expenses, and local and long-distance expenses. Operating costs are comprised of the NOC expenses, selling and marketing costs, and general and administrative costs.

RESULTS OF OPERATIONS

FISCAL 1999 AS COMPARED TO FISCAL 1998

Revenues

Net sales of telecommunications services and systems for the fiscal year ended January 31, 1999 were approximately $137,283,000, an increase of approximately $13,997,000, or 11.4% over the approximately $123,286,000 of net sales in Fiscal 1998. These revenues were comprised of retail sales of approximately $72,556,000 and wholesales revenues of approximately $64,727,000. The Registrant billed approximately 978,971,000 minutes in Fiscal 1999 as compared to approximately 862,479,000 minutes in Fiscal 1998, an increase of 116,492,000 minutes or 13.5%. Due to the competitive nature of the long distance communications industry, the average price for a minute of domestic retail traffic continued to decrease. In Fiscal 1999, this decrease was approximately 4%.

Net retail sales for Fiscal 1999 were approximately $72,556,000, an increase of approximately $7,251,000, or 11.1%, over the approximately $65,305,000 billed in Fiscal 1998. Retail billed minutes were approximately 628,780,000, an increase of approximately 63,866,000 minutes, or 11.3%, over the retail minutes of approximately 564,914,000 billed in Fiscal 1998.

Net wholesale (carrier) sales for Fiscal 1999 were approximately $64,727,000, an increase of approximately $6,746,000, or 11.6%, over the approximately $57,981,000 billed in Fiscal 1998. Billed wholesale minutes amounted to approximately 350,191,000, an increase of approximately 52,625,000 minutes, or 17.7%, over the billed wholesale minutes of approximately 297,566,000 billed in Fiscal 1998. There was a change in the sales mix from the lower priced domestic traffic to higher priced international traffic. International carrier traffic increased 86,719,000 minutes or approximately 79.9% to approximately 195,264,000 minutes. Domestic minutes decreased approximately 34,093,000 or approximately 18.0% to approximately 154,927,000 minutes.

Cost of Sales

Cost of sales for Fiscal 1999 were approximately $111,500,000, an increase of approximately $12,414,000, or 12.5%, over the approximately $99,086,000 of cost of sales in Fiscal 1998. Included in cost of sales are direct line costs, usage charges and the direct costs of the Registrant's switches and Network Operating Center ("NOC"). The increase in cost of sales was primarily due to sales volume increases, accounting for approximately $10,667,000 of the total increase. Cost reductions due to access reform and gained network efficiencies of approximately $800,000 were offset by the higher price paid for the change in the carrier sales mix to higher cost wholesale international traffic of approximately $800,000. The balance of the increase in cost of sales was due to the addition of the Miami switch, approximately $392,000; increase in salary, wages and fringe benefits of approximately $936,000; increased depreciation expense of $444,000; increased recruiting expense of approximately $102,000; increased consulting expenses of approximately $127,000; and increases in other operations expenses of approximately $50,000. These increases were offset by the elimination of the services department which offered telephone equipment for sale. This saved approximately $304,000 in costs. The increases in salaries and wages, recruiting and consulting were the result of the planned expansion into the national market. As a result of management changes made late in Fiscal 1999, a planned expansion has been curtailed and the expenses incurred in Fiscal 1999 have been substantially reduced.

Selling, General and Administrative:

Selling, general and administrative expenses for Fiscal 1999 increased to approximately $28,912,000, an increase of approximately $6,829,000, or 30.9%, over the approximately $22,083,000 in Fiscal 1998. This increase was primarily due to expenses incurred in anticipation of the planned expansion of Registrant into new markets and the "Revision" litigation. These expenses were one-time charges to Registrant, and are not expected to be continued in the next fiscal year. Among these charges, the legal expense related to the recently settled "Revision" litigation amounted to approximately $1,700,000. Increased expenses relating to the expansion plans included the cost of new sales offices and recruiting costs in Florida, Georgia, Washington D.C., Boston and the United Kingdom of approximately $895,000; increased consulting fees incurred to rebuild the infrastructure of the registrant of approximately $506,000; recruiting fees of approximately $198,000 incurred in hiring additional support staff. Increased spending in Fiscal 1999 over Fiscal 1998 included increased salaries, wages and fringe benefits of approximately $717,000; increased depreciation expense of approximately $156,000; increased building rent of approximately $190,000; increased utilities, telephone and insurance costs of approximately $122,000; an increase in annual accounting services of approximately $86,000; increased advertising and promotion of approximately $615,000; increased commission expense, related to the increased sales volumes, of approximately $817,000; increased cost of equipment rentals of approximately $111,000; increased travel and entertainment expense of approximately $115,000; an increase in the amount of donations to charitable causes of approximately $70,000: an increase in the reserve for bad debts of approximately $462,000; and increases in other expenses of approximately $69,000. Since the end of Fiscal 1999, the Registrant has curtailed its expansion plans and taken steps to roll back to eliminate most of the salaried positions created in Fiscal 1999.

Restructuring Expense

During the fourth quarter of fiscal 1999, the Registrant recorded a restructuring charge of approximately $2,368,000 related to the adoption by the Registrant of a formal action plan for restructuring its focus of operations. The restructuring was adopted in an effort to concentrate the efforts on the Northeastern United States market. Elements of the Registrant's restructuring plan include eliminating the sales offices in Florida, Atlanta, Georgia, Washington D.C. and the United Kingdom, as well as the Miami switch.

Asset write-down incurred in connection with the restructuring included a charge of approximately $1,300,000 associated with the planned disposal of the Miami switch and switch site, a charge of approximately $703,000 associated with the termination costs to reduce employee headcount and sales offices, a charge of approximately $265,000 for the cost associated with the balance of the Fort Lauderdale lease, and a charge of approximately $100,000 to write off line installation costs associated with the Florida network.

Stock Compensation Expense

Stock Compensation expenses for Fiscal 1999 decreased to approximately $424,000, a decrease of approximately $145,000, or 25.5%, from the approximately $569,000 charged in Fiscal 1998. This decrease is due to the cancellation of certain shares of Common Stock granted in prior years to employees who were terminated in the fiscal year ended January 31, 1999.

Other Income and Expense

Total other income and expense for Fiscal 1999 decreased to approximately $62,000, a decrease of approximately $215,000, or 77.6%, from the approximately $277,000 experienced in Fiscal 1998. Included in other income for Fiscal 1998 was a one-time gain from insurance proceeds paid upon the death of a former officer of Registrant. Interest income and interest expense, which are two of the components included relatively constant from year to year.

Net loss for the fiscal year ended January 31, 1999 of approximately $3,418,000 represents a decrease of approximately $4,512,000 from the net income of approximately $1,094,000 reported in Fiscal 1998. Despite an increase of approximately $1,583,000 in gross margin to approximately $25,783,000, the added expense of the Revision litigation, approximately $1,700,000; and the expenses relating to the proposed national expansion of the Registrant (including new sales offices, consulting, recruiting and headcount additions) totaling approximately $4,500,000, were the main factors in the reduction of earnings. The recent changes in the management of the Registrant have brought about an elimination of a substantial portion of these expenses. For the foregoing reasons, a loss per share of $0.50 (basic) was realized in Fiscal 1999, a decrease of $0.68 per common share (basic) from the earnings per share (basic) $0.18 posted in Fiscal 1998.

FISCAL 1998 AS COMPARED TO FISCAL 1997

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

TotalTel had operating income of $1,547,574 in Fiscal 1998 and operating income of $653,241 in Fiscal 1997. The operating income represents the income before interest income, interest expense, other income, other expense and provision for income taxes.

For Fiscal 1998, the Registrant billed approximately 862,479,000 minutes of calls as compared to approximately 616,990,000 minutes of calls for the prior fiscal year, an increase of approximately 245,489,000 minutes or 39.8%.

Cost of sales includes line costs, operations costs and purchase of phone systems for resale. Cost of sales for Fiscal 1998 increased approximately $32,257,000 or 48.3% as compared to the prior fiscal year. This increase was unfavorable in relation to the 38.0% increase in sales volume for the period and is attributable to having a higher mix of lower margin wholesale sales and competitive pricing pressure in the industry. Line costs for Fiscal 1998 were $94,492,000, an increase of $30,657,000 or 48.0% over the prior year. The increase in line cost, was attributable primarily to the substantially increased sales volume of the Registrant. The balance of cost of sales was for phone system sales. The operating expense components are switch and field technician salaries, utilities, rent and depreciation which totaled $4,142,000 for Fiscal 1998, an increase of $1,148,000 or 38.3%.
This increase was primarily due to the additions of the New York switch and a new Network Operations Center.

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

Other income of $359,000 consists of insurance proceeds upon the death of a former officer and director of the Registrant.

Interest income for Fiscal 1998 decreased approximately $39,000 as compared to Fiscal 1997 primarily due to a reduction in the funds available for investment.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, the Registrant had working capital of approximately $1,261,000 as compared to approximately $7,936,000 at January 31, 1998, a decrease of $6,675,000. The decrease in working capital in fiscal 1999 was primarily attributable to a decrease in accounts receivable (net of doubtful accounts) of approximately $1,615,000, a decrease in prepaid and other current assets of approximately $696,000, a decrease of approximately $22,000 in notes receivable, an increase in accounts payable of approximately $4,343,000, an increase in other accrued liabilities of $1,706,000, a restructuring reserve of approximately $2,128,000 and an increase in the current portion of long term debt of approximately $39,000. This decrease was partially offset by an increase in cash and cash equivalents of approximately $2,635,000 and an increase in deferred income taxes of approximately $1,268,000. The current ratio of
1.0 to 1, decreased from the 1.4 to 1 ratio experienced in fiscal 1998. The Registrant continues to maintain a strong liquid position with cash and cash equivalents and investments available for sale of approximately $6,602,000 representing 24.1% of current liabilities.

The cash flow statement of the Registrant for Fiscal 1998 indicated an increase in cash and cash equivalents of approximately $2,635,000. Non-cash adjustments (depreciation, amortization, reserve for bad debt deferred income taxes and non-cash compensation expense) of approximately $3,469,000 and net changes in assets and liabilities of approximately $6,965,000 added back to the net loss of approximately $3,418,000 provided net cash from operations of approximately $7,016,000. Cash used in investing activities amounted to approximately $4,955,000, of which approximately $4,727,000 were used for the purchase of capital additions and approximately $281,000 was used for the purchase of additional circuits to build out the network. These additions were partially offset by net repayments on notes receivable of approximately $22,000 and proceeds from the sale of securities and fixed assets of approximately $30,000. The cash flow from financial activities of approximately
$574,000 consisted primarily cash received from the exercise of stock options of approximately $1,061,000 offset by the repayment of bank borrowings of approximately $487,000.

CAPITAL EXPENDITURES

Capital expenditures for Fiscal 1999 totaled approximately $4,727,000 and were financed from funds provided from Registrant's working capital and cash derived from operations. The capital expenditures were used for the installation of a switch site in Miami, approximately $2,100,000; LAN/WAN software and hardware upgrades, $794,000; various improvements to current switch operations, $1,766,000; with the balance of the expenditures used for leasehold improvements in the Great Notch office.

The Registrant has an Equipment Facility and Revolving Credit Arrangement with a major New Jersey bank. The Registrant entered into a modification of the agreement in March, 1998 and November, 1998. The amended and restated Equipment Facility and Revolving Credit agreement allows for an unsecured line of credit of $5,000,000 and $10,000,000 for the purchase of machinery and equipment. At January 31, 1999, the Registrant had bank borrowings of $2,092,245. The $10,000,000 facility for equipment has been terminated in exchange for a waiver from the bank releasing the registrant from certain covenants. For further details, see Note 11 to the Consolidated Financial Statements.

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

ENVIRONMENTAL MATTERS

The Registrant is not a party to any legal proceedings or the subject of any claim regarding environmental matters generally incidental to its business. In the opinion of Management, compliance with the present environmental protection laws should not have a material adverse effect on the financial condition of the Registrant

ITEM 7A. Quantitative and Qualitatiave Disclosures About Market Risk Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Registrant's cash and investments exceed long-term debt; therefore, the exposure to interest rate risk relates primarily to the marketable securities held by the Registrant. The Registrant only invests in instruments with high credit quality where a secondary market exists. The Company does not hold any derivatives related to its interest rate exposure. The Company also maintains long-term debt at fixed rates. Due to the nature and amounts of the Registrant's note payable, an immediate 10% change in interest rates would not have a material effect in the Registrant's results of operations over the next fiscal year. The Registrant's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated statements as a whole.

ITEM 8. Financial Statements and Supplementary Data
The Financial Statements and Supplementary Data are included under Item 14 of this Report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant
The directors and officers of the Registrant are as follows:

Name                         Age    Position

Walt Anderson                 45    Director

Warren H. Feldman             43    Chairman of the Board and
                                    Chief Executive Officer

Leon Genet                    67    Director

Henry Luken                   39    Director

Jay J. Miller                 66    Director

Dennis Spina                  53    President, Chief Operating
                                    Officer and Director

Thomas P. Gunning             61    Chief Financial Officer, Vice President
                                    Treasurer and Secretary

The Registrant's directors all serve for one year terms or until their successors are elected and qualify.

Officers serve at the pleasure of the Board of Directors.

Mr. Walt Anderson was elected a Director of the Registrant in February, 1999. He has been Manager of Revision LLC from June 1998 to the present; President and Chairman of Entree International Ltd. (Financial Consulting Services) from July, 1997 to the present; Chairman of Teleport UK Ltd. (Satellite Communications) from May, 1996 to the present; Chairman of Espirit Telecom Group plc. (Telecom Services) from October, 1992 to September, 1998 and President and Chairman, Mid Atlantic Telecom (Telecom Services), from May, 1984 to December, 1993. Mr. Anderson is also a director of American Technology Labs (Network Equipment), Aquarius Holdings Ltd. (Water Transport Systems), Cis-Lunar Development (Diving Equipment), Rotary Rocket Corp. (Space Transportation Systems), Net-Tel Holdings (Telecom Services) and US WATS (Telecom Services).

Mr. Warren H. Feldman has served as a Director of the Registrant since April, 1987 and Chairman of the Board since September, 1993. He has served as President and Chief Executive Officer of the Registrant since September, 1992. From January, 1986 until September, 1992, he served as Vice President - Regulatory Affairs of the Registrant, and from 1984 until January, 1986 as the General Manager of its Total-Tel USA division and General Counsel of the Registrant. He was elected President of the Total-Tel USA Division in October, 1988.

Mr. Leon Genet has served as a Director since October, 1996. For more than the past five years, he has been a partner in Genet Realty, a commercial and industrial real estate brokerage firm. He serves as a member of the National Commerce and Industry Board for the State of Israel Bonds Organization and is a shareholder, director, and officer of LPJ Communications, Inc., which has earned commissions from the Registrant on the same basis as other independent sales representatives. See "Certain Relationships and Related Transactions".

Mr. Henry G. Luken, III was elected a Director of the Registrant in February, 1999. Currently he is President of Mont Lake Properties, Inc., a real estate development firm; a director of ACNTV, a home shopping company selling through TV; Managing Agent of Henry IV LLC, an aircraft sales company. A co-founder of Telco-EIC, he served as Chief Executive Officer and Treasurer from July, 1993 to April, 1996, and Chairman from July, 1993 to October, 1997. Mr. Luken has also served as Chairman of Tel-Labs, Inc. a telecommunications billing firm ("Tel-Labs") since 1991, and as Chairman of Telco Development Group, Inc., a computer systems firm owned by Mr. Luken, since 1987, both of which entities he founded.

Jay J. Miller, Esq. has served as a Director since 1983. He has been a practicing attorney for more than 35 years in New York. Mr. Miller is a Director of Edison Control Corporation, a manufacturer of pipe, fittings, and accessories for concrete pumping equipment. He is Chairman of the Board of AmTrust Pacific Ltd., a New Zealand real estate company. Mr. Miller has performed legal services on behalf of the Registrant. See "Certain Relationships and Related Transactions."

Mr. Dennis Spina was elected a Director, President and Chief Operating Officer of the Registrant in February, 1999. He is also a founder and President of Simex SA, a Mexican company engaged in office cleaning services. He had been Vice Chairman and President of Internet Services, RCN (telecommunications) from February, 1998 to December, 1998; Chief Executive Officer, Erols Internet, Inc. (Internet Service Provider) from August, 1996 to February, 1998 (Erols was acquired by RCN); Independent Consultant in the service and distribution industry from January, 1996 to July, 1996; President and Chief Executive Officer, International Service Systems (janitorial and energy management) from November, 1994 to December, 1995; President and Chief Executive Officer of Suburban Propane, Inc. (division of Hanson PLC) from August, 1990 to October, 1994.

Thomas P. Gunning was appointed Chief Financial Officer in September, 1994 and Secretary of the Registrant in January, 1995. He has served as Controller of the Registrant since September, 1992. He is a Certified Public Accountant licensed by the States of New York and New Jersey. From 1989 until joining the Registrant, Mr. Gunning was the Senior Audit Manager at Rosenberg Selsman & Company, a certified public accounting firm. From 1976 to 1989, he was Chief Financial Officer of Flyfaire, Incorporated, a travel wholesale operator. Prior to such time, Mr. Gunning held various positions in both public and private accounting firms.

Board of Directors

The Registrant's Board of Directors currently consists of six persons, two of whom are members of management and four of whom are non-management directors. During the fiscal year ended January 31, 1999, the Board held six meetings which were attended by all of the directors then serving.

The Registrant's Board of Directors has Audit and Compensation Committees, but does not have a Nominating Committee or a committee performing a similar function. The Audit Committee currently consists of two non-management directors, Messrs. Walt Anderson and Leon Genet. The Committee reviews, analyzes and may make recommendations to the Board of Directors with respect to the Registrant's financial statements and controls. The Committee has met and intends to meet from time to time with the Registrant's independent public accountants to monitor their activities. The Compensation Committee consists of Messrs. Henry Luken and Jay J. Miller and is charged with reviewing and recommending the compensation and benefits payable to the Registrant's senior executives. Messrs. Warren Feldman and Dennis Spina are ex-officio members of the Compensation Committee.

ITEM 11. Executive Compensation
a) The following table sets forth the compensation which the Registrant paid during the fiscal years ended January 31, l999, 1998, 1997 to the Chief Executive, and each Executive Officer of the Registrant whose aggregate remuneration exceeded $100,000.



                                  Summary Compensation Table

Name and         Fiscal Year       Annual Compensation             Other Compenation
Principal          Ended          Annual          Awards                        All Other
Position         January 31      Salary ($)      Bonus(s)     Options (#)     Compensation($)

Warren H.           1999        $221,154 (1)    $260,785                       $ 8,735 (2)
Feldman             1998        $287,115 (1)    $350,000                       $15,325 (3)
Chairman and        1997        $315,000 (1)    $295,000                       $ 7,025 (4)
Chief Executive
Officer

Thomas P.           1999        $124,230         $ 2,000                       $10,161 (5)
Gunning             1998        $116,600         $ 4,000                       $ 8,265 (6)
Vice President,     1997        $ 95,231         $ 6,000                       $ 6,560 (7)
Treasurer and
Secretary

David Hess          1999        $232,693        $229,167      $ 20,000 (9)     $19,107 (11)
President &         1998        $264,615        $176,773      $115,008 (10)    $ 8,655 (12)
Chief Operating
Officer of
Total Tel, Inc. (8)


(1) Does not include an annual director's fee of $15,000.

(2) The amounts shown represent the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement Savings Plan of $5,026 and $3,429 for the use of a Registrant vehicle for non-business purposes and $280 term life insurance premiums.

(3) The amounts shown represent the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement Savings Plan of $4,688 and $2,357 for the use of a Registrant vehicle for non-business purposes and $8,280 term life insurance premiums.

(4) The amounts shown represents the Registrant's contribution under its 401 (K) Deferred Compensation and Retirement Savings Plan of $4,668 and $2,357 for the use of a Registrant vehicle for non-business purposes.

(5) The amount shown represent the Registrant's contribution under its 401
(K) Deferred compensation and Retirement Savings Plan of $3,837 and $1,524 for the use of a Registrant vehicle for non-business purposes and $4,800 term life insurance premiums.

(6) The amount shown represent the Registrant's contribution under its 401
(K) Deferred compensation and Retirement Savings Plan of $3,468 and $1,393 for the use of a Registrant vehicle for non-business purposes and $3,404 term life insurance premiums.

(7) The amount shown represent the Registrant's contribution under its 401
(K) Deferred compensation and Retirement Savings Plan of $3,110 and $1,179 for the use of a Registrant vehicle for non-business purposes and $2,271 term life insurance premiums.

(8) Resigned as an officer of the Registrant on January 31, 1999

(9) Settlement of amounts owed.

(10) The amount shown represents commissions paid to Mr. Hess in his capacity as Vice President of Total-Tel Carrier Services, Inc., a subsidiary of Registrant.

(11) The amount shown represents the Registrant's contribution under its 401 (K) Deferred compensation and Retirement Savings Plan of $5,573 and $726 for the use of a Registrant vehicle for non-business purposes and $12,808 term life insurance premiums.

(12) The amount shown represents the Registrant's contribution under its 401 (K) Deferred compensation and Retirement Savings Plan of $5,795, and $2,860 term life insurance premiums.

(b) Compensation Pursuant to Plans

In October, 1987, the Registrant adopted its 1987 Stock Option Plan and in October, 1996, adopted its 1996 Stock Option Plan (the "Option Plans"). The Option Plans provide that certain options granted thereunder are intended to qualify as "incentive stock options" within the meaning of
Section 422A of the United States Internal Revenue Code, while non-qualified options may also be granted under the Option Plans. Incentive stock options may be granted only to employees of the Registrant, while non-qualified options may be granted to non-executive directors, consultants and others as well as employees.

The Option Plans may be administered by the Compensation Committee of the Registrant's Board of Directors. The Registrant has reserved 1,329,800 shares of Common Stock under the 1987 Option Plan and 600,000 shares of Common Stock under the 1996 Option Plan for issuance to employees, officers, directors and consultants of the Registrant. The shares underlying the options granted prior to July 15, 1994 have been adjusted for a 10% stock dividend. The shares underlying the options granted prior to July 1, 1996 have been adjusted to reflect a 2-for-1 stock split, and options granted prior to July 1, 1998 have been adjusted to reflect a 2-for-1 stock split.

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

Options under the Option Plans must be granted within 10 years from the effective date of the respective Option Plan. Incentive stock options granted under the Option Plans cannot be exercised later than 10 years from the date of grant. Options granted under the Option Plans permit payment of the exercise price in cash or by delivery to the Registrant of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no additional investment other than his original shares.

Any option which expires unexercised or that terminates upon an employee's ceasing to be employed by the Registrant become available once again for issuance under the Option Plans.




OPTION GRANTS IN LAST FISCAL YEAR

Options /SAR Grants in last Fiscal Year                              Potential realizable Value
                                                                        at Assumed Annual rates
                                                                                       of stock
                                                                               Appreciation for
                                                                                    Option term

                         Individual Grants
__________________________________________________________________________________________________
                     Number of
                    Securities    % of Total
                    Underlying   Options/SARs
                     options /    Granted to
                       SARs      Employees in    Exercise or Base Expiration
Name              Granted (#)(1)  Fiscal Year   Price          Date            5% ($)     10% ($)
__________________________________________________________________________________________________
Thomas P. Gunning     2,000         .27%      $ 21.50     August 6, 2003    $ 9,267    $ 19,956

(1) Stock option granted under the 1996 Plan. One fifth of the new options are exercisable on each of the first, second, third, fourth and fifth anniversary dates of the original grant.




Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Value of                                                                     Number of Securities
Unexercised in-the-Money                                                   Underlying Unexercised
Options/SARs at                                                                   Options/SARs at
FY-End (#)                                                                             FY-End (#)

                      Shares
                     Acquired       Value
Name               on Exercise(#)  Realized ($)     Exercisable     Unexercisable   Exercisable
Unexercisable
__________________________________________________________________________________________________
Warren Feldman       77,000       $1,435,000         261,000              --        $3,767,371
David Hess           50,000        $ 759,375          65,000              --           630,000
Thomas Gunning (1)       --               --          45,000           2,000          $733,137

(1) The options to purchase 2,000 shares were at an exercise price greater than fair market value at January 31, 1999.




(c) Other Compensation

None.

(d) Compensation of Directors

Each director of the Registrant receives $15,000 per year for services in such capacity.

(e) Termination of Employment and Change of Control Arrangements

None.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management Set forth below is certain information concerning persons who were known by the Registrant to own beneficially or of record more than 5% of the issued and outstanding shares of Common Stock of the Registrant as of April 29, 1999.



Name and Address                    Number of Shares                     Percentage
of Beneficial Owner                      Owned (1)                        of Class

Warren H. Feldman, Esq.                  789,938 (2)(3)                     10.1%
150 Clove Road
Little Falls, NJ 07424

Walt Anderson                          3,057,634 (4)(5)                     40.1%
c/o Swidler Berlin
Shereff Friedman, LLC
3000 K Street, NW, Suite 300
Washington, D.C. 20007

Revision LLC                           3,057,434                            40.1%
c/o Swidler Berlin
Shereff Friedman, LLC
3000 K Street, NW, Suite 300
Washington, D.C. 20007

Total-Tel USA
Communications, Inc..                    600,000                             7.9%
Employee Stock Ownership Plan
150 Clove Road
Little Falls, NJ 07424

Michael A. Karp                          424,954                             5.6%
3416 Sansom Street
Philadelphia, PA 19104

Thomas Cirrito                           504,694(6)                          6.6%
6429 Georgetown Pike
McLean, VA 22101


(1) Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named, to the best of the Registrant's knowledge.

(2) Includes options to purchase 261,000 shares of the Registrant's Common Stock which are exercisable currently or within 60 days of the date hereof.

(3) Does not include 4,000 shares of Common Stock owned by Mr. Feldman's children, as to which he disclaims beneficial ownership.

(4) 3,057,434 of such shares are beneficially owned by Revision LLC. As the sole manager and holder of 100% of the voting membership interests in Revision LLC, Mr. Anderson has the sole power to vote and dispose of such shares. Accordingly, Mr. Anderson may be deemed the beneficial owner of such shares.

(5) Does not include 94,930 shares of Common Stock owned by the Foundation for International Non-Governmental Development of Space, of which Mr. Anderson is the President and a director. Mr. Anderson disclaims beneficial ownership of such shares. Mr. Anderson and Revision LLC are subject to certain restrictions on the purchase of additional shares pursuant to a Settlement Agreement between such parties and the Registrant.. (See "Settlement of Litigation.")

(6) Atocha LP, of which Mr. Cerrito is general partner, owns 484,694 of these shares.

(b) Security Ownership of Management

The following table sets forth as of April 29, 1999 information concerning the beneficial ownership of outstanding shares of Common Stock of the Registrant by each director of the Registrant, and all directors and officers of the Registrant as a group:

Name of Beneficial         Number of Shares    Percentage
Owner                          Owned (1)         of Class
__________________________________________________________
Walt Anderson                3,057,634 (2)(3)     40.1%

Revision LLC                 3,057,434            40.1%

Warren H. Feldman              789,938 (4)        10.0%

Leon Genet                      91,120             1.2%

Henry Luken                    164,653             2.2%

Jay J. Miller                      400                 (5)

Dennis Spina                         5                 (5)
All directors and officers
as a group (7 in number)     4,154,550 (2)(3)      52.4%

(1) All shares are beneficially owned and sole investment and voting power is held by the persons named above.

(2) 3,057,434 of such shares are beneficially owned by Revision LLC. As the sole manager and holder of 100% of the voting membership interests in Revision LLC, Mr. Anderson has the sole power to vote and dispose of such shares. Accordingly, Mr. Anderson may be deemed the beneficial owner of such shares.

(3) Does not include 94,930 shares of Common Stock owned by the Foundation for International Non-Governmental Development of Space, of which Mr. Anderson is the President and a Director. Mr. Anderson disclaims beneficial ownership of such shares. Mr. Anderson and Revision, LLC are subject to certain restrictions on the purchase of additional shares. See "Settlement of Litigation."

(4) Includes options to purchase 261,000 shares of the Registrant's Common Stock which are exercisable currently or within 60 days hereof.

(5) Less than 1%.

c) Changes in Control

The Registrant knows of no contractual arrangement which may, at a subsequent date, result in a change in control of the Registrant.

ITEM 13. Certain Relationships and Related Transactions
On December 1, 1993, the Registrant leased warehouse space in Belleville, New Jersey, from a partnership in which two directors and major shareholders are partners and a former director and major shareholder is also a partner. During the fiscal year ended January 31, 1999, the Registrant paid rent of $65,482.12 to the partnership. The lease expired on November 30, 1998 and has been renewed on a month to month basis at an annual rate of $73,467.75, subject to 120-day prior written termination notice requirement. Registrant believes such premises are leased on terms not less favorable to Registrant than in an arm's length transaction.

Jay J. Miller, a Director of the Registrant, has provided various legal services for the Registrant during Fiscal 1999. As of January 31, 1999 the Registrant had invoices payable to Mr. Miller totaling $158,755. The Registrant believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to the Registrant than could have been obtained from an unrelated third party.

Leon Genet, a Director of the Registrant, has provided agent services for Total-Tel through his wholly-owned Registrant, LPJ, Inc. During Fiscal 1999, LPJ, Inc. was paid commissions of $117,136. The commissions paid to LPJ, Inc. were computed on the same basis as other agents retained by the Registrant.

Walt Anderson, a Director of the Registrant, sits on the Board of Directors' for several of the Registrant's competitors, as described in
ITEM 10. The Registrant both purchases and sells services from US Wats and CTS/Worldexchange. Sales to US Wats and CTS/Worldexchange in Fiscal, 1999 were approximately $722,000 and $2,128,000, respectively. Purchases from US Wats and CTS/Worldexchange were approximately $443,000 and $1,938,000, respectively. All transactions were based on competitive terms obtained at an arm's length basis.

As set forth in Note 10 to the Consolidated Financial Statements, the Registrant from time to time has made loans to former executive employees and shareholders of the Registrant. Two of the executive employees are no longer employed by the Registrant.

(THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

TOTAL-TEL USA COMMUNICATIONS, INC.

AND SUBSIDIARIES

ITEM 14. Exhibits and Financial Statements Schedule Years Ended January 31, 1998, 1997, and 1996

INDEX

(a)(1) Financial Statements: The following consolidated financial statements of Total-Tel USA Communications, Inc. and subsidiaries are included at the end of this Report:

Consolidated Financial
Statements:                                                     Page
_________________________                                      _______
Independent auditors' report

Consolidated balance sheets - January 31, 1999
and 1998                                                         F-2

Consolidated statements of (loss) earnings and comprehensive
(loss) income - years ended January 31, 1999, 1998
and 1997                                                         F-3

Consolidated statements of shareholder's equity -
years ended January 31,
1999, 1998, 1997                                                 F-4

Consolidated statements of cash flows - years
ended January 31, 1999,
1998, 1997                                                       F-5

Notes to consolidated
financial statements                                             F-7

(a)(2) Supplementary Data Furnished Pursuant to the Requirements of FORM 10-K:

Schedule - years ended January 31, 1999, 1998 and 1997

II Valuation and Qualifying Accounts (Consolidated)             F-20

                        ***************

Schedules other than those listed above are omitted because they are not required, not applicable or the information has been otherwise supplied.



(THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the __th day of ___, 1999


                                         TOTAL-TEL USA COMMUNICATIONS, INC.
                                        (Registrant)

                                         By:_/S/ Warren H. Feldman_____
                                         Warren H. Feldman
                                         Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                        Date
____________________      ________________________     ____________
/S/ Walter Anderson       Director                     May 3, 1999
____________________
Walter Anderson

/S/ Warren H. Feldman     Chairman of the Board,       May 3, 1999
____________________
Warren H. Feldman         Chief Executive Officer
                          and Director

/S/ Leon Genet            Director                     May 3, 1999
____________________
Leon Genet

/S/ Thomas P. Gunning     Vice President, Treasurer,   May 3, 1999
____________________
Thomas P. Gunning         Secretary and Principal
                          Accounting Officer

/S/ Henry Luken           Director                     May 3, 1999
____________________
Henry Luken

/S/ Jay J. Miller         Director                     May 3, 1999
____________________
Jay J. Miller



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

(3)(e) Shareholder Rights Plan filed by reference to Form 8K, on April 12, 1998. Terminated on January 15, 1999 on Form 15 filed with the SEC.

(10)(a) Lease of premises at 140 Little Street, Belleville, New Jersey, between Mansol Realty Registrant and Mansol Ceramics Registrant, dated March 30, 1960. Incorporated by reference to Exhibit 13 (e) to
Registration Statement No. 2-17546.

(10)(a)(1) Assignment of lease from Mansol Realty Registrant to Mansol Realty Associates. Incorporated by reference to Exhibit 10 (a)(1) to Registrant's Annual Report on Form 10-K for the year ended
January 31, l982.

(10)(b) Extension Agreement re: Lease of premises at 140 Little Street dated October 31, l974. Incorporated by reference to Exhibit 10 (b) to Registrant's Annual Report on Form 10-K for the year ended
January 31, l981.

(10)(c) Lease of premises at 471 Cortland Street, Belleville, New Jersey, between Birnfeld Associates and Mansol Ceramics Registrant, dated
October 31, 1974. Incorporated by reference to Exhibit 10 (c) to
Registrant's Annual Report on Form 10-K for the year ended January 31, 1981.

(10)(d) Lease Modification Agreement re: Lease of premises at 471
Cortland Street dated July 24, 1980. Incorporated by reference to Exhibit 10 (d) to Registrant's Annual Report on Form 10-K for the year ended January 31, 1981.

(10)(e)(i) Term Loan Agreement and Term Note both dated April 22, 1983 between Mansol Ceramics Registrant and United Jersey Bank in the principal amount of $1,192,320. Incorporated by reference to Exhibit 10 (e) to Registrants Annual Report on Form 10-K for the year ended January 31, 1983.

(10)(e)(ii) Installment Note and Equipment Loan and Security Agreement of Mansol Ceramics Registrant and Guaranty of Registrant, dated August 1, 1988, in connection with extension of the maturity date of the loan referenced to in Exhibit 10 (e)(i).

(10)(f) Lease of premises at 17-25 Academy Street, Newark, New Jersey between Mansol Ceramics Registrant and Rachlin & Co., dated April 29, 1983. Incorporated by reference to Exhibit 10 (f) to Registrant's Annual Report on Form 10-K for the year ended January 31, 1984.

(10)(g) Lease Modification Agreement re: Lease of Premises at 471 Cortland Street dated July 24, 1985. Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended January
31, l986.

Exhibit No. DESCRIPTION OF DOCUMENT

(10)(h) Master Lease Agreement between Mansol Ceramics Registrant and Fidelcor Services, Inc. dated December 30, l985. Incorporated by reference to Exhibit 10 (h) to Registrant's Annual Report on Form 10-K for the year ended
January 31, l986.

(10)(i) Deed, Mortgage and Mortgage Note between William and Fred Schneper as Grantees and Borrowers and Mansol Ceramics Registrant as Grantor and Lender, dated July 26, l985 re: property located in Hanover Township, New Jersey. Incorporated by reference 10 (i) to Registrant's Annual Report on Form
10-K for the year ended January 31, l986.

(10)(j) Lease of premises at 140 Little Street, Belleville, New Jersey, between Mansol Realty Association and Mansol Ceramics Registrant, dated July 31, 1986. Incorporated by reference to Exhibit 10 (j) to Registrant's Annual Report on Form 10-K for the year ended January 31, l987.

(10)(k) 1987 Stock Option Plan. Incorporated by reference to Registrant's proxy statement relating to its 1987 Annual Stockholders' Meeting.

(10)(k)(1) Amendment to the 1987 Stock Option Plan. Incorporated by reference to Registrant's Form S-8 dated November 13, l995.

(10)(l) Renewal of Lease and Extension to additional space at 17-25 Academy Street, Newark, New Jersey (a/k/a 1212 Raymond Boulevard, Newark, New Jersey) between Mansol Ceramics Registrant and Rachlin & Co. Incorporated by reference to Exhibit 10 (l) to Registrant's Annual Report on Form 10-K for the year ended January 31, l988. (See also Exhibit 10 (f)).

(10)(m) Agreement, dated June 13, 1989, between Mansol Ceramics Registrant and Bar-lo Carbon Products, Inc. providing for the sale of Ceramics' Carbon fixtures division. Incorporated by reference to Exhibit 10 (m) to Registrant's Annual Report on Form 10-k for the year ended January 31, 1990.

(10)(n) Modification of Note and Mortgage from William Schneper, Fred Schneper and Leon Schneper (Mortgagor) to Mansol Ceramics Registrant (Mortgagee) dated August 1, l990, extending the term of the Note and Mortgage and modifying the interest provision.

(10)(o) Asset Purchase Agreement between Registrant, Mansol Ceramics Registrant and Mansol Industries Inc. dated May 22, l990, including Subordinated Term Promissory Note and Security Agreement, covering sale of assets and business of Manufacturing Division of Mansol Ceramics Registrant. Incorporated by reference to Exhibits 1, 2 and 3 to Registrant's Current Report on Form 8-K dated May 22, l990.

(10)(p) Modification of Loan between Mansol Industries, Inc. (borrower) and Mansol Ceramics Registrant (Lender) dated January 31, 1992, allowing for the deferral of the principal for twelve months through and including the period ending June 22, l992 in consideration for personal guarantees from Borrower. Incorporated by reference to Exhibit 10 (p) to Registrant's Annual Report on Form 10-K for the year ended January 31, 1992.

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

(10)(u) Lease of premises at 150 Clove Road, Little Falls, New Jersey, between Total-Tel USA Inc. and the Prudential Insurance Registrant of America dated February 22, 1994. Incorporated by reference to Exhibit 10 (u) to the Registrant's Annual Report on Form 10-K for the year ended
January 31, 1994.

(10)(v) Lease modification to the lease of the premises at 150 Clove
Road, Little Falls, New Jersey between TotalTel, Inc. and The Prudential Registrant of America dated May 18, 1994. Incorporated by reference to
Exhibit 10 (v) to the Registrant's Annual Report on Form 10-K for the year ended January 31, l995.

(10)(w) Second lease modification to the lease of the premises at 150 Clove Road, Little Falls, New Jersey between TotalTel, Inc. and Theta Holding Registrant, L. P., successor to the Prudential Insurance Registrant of America dated February 9, 1995. Incorporated by reference to Exhibit
10 (w) to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1995.

(10)(x) Third lease modification to the lease of the premises at 150 Clove Road, Little Falls, New Jersey between TotalTel, Inc. and Theta Holding Registrant, L. P., successor to the Prudential Insurance Registrant of America dated January 31, 1997. Incorporated by reference to exhibit (10)(x) to the Registrants Annual Report on Form 10-K for the year ended January 31, l997.

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

(10)(AA) Lease of premises at 40 Rector Street, New York City, New York between Total-Tel USA Communications, Inc. and 40 Rector Street Registrant dated November 1, 1996. Incorporated by reference to Form 10K for the year ended January 31, 1997.

(10)(AB) 1996 Stock Option Plan, Incorporated by reference to Registrant's Proxy Statement relating to its 1996 Annual Stockholder Meeting.

(10)(AC) Lease of premises of 28 West Flagler Street, Miami, Florida between TotalTel, Inc. and Mosta Corporation, Inc. dated February 6, 1998. Incorporated by reference to Form 10K for the year ended January 31, 1998.

(10)(AD) Amended Equipment Facility and Revolving Credit Agreement dated August 23, 1996 between Total-Tel USA Communications, Inc., TotalTel, Inc., Total-Tel USA, Inc., and Total-Tel Carrier Services, Inc. and the Summit Bank in the amount of $13,000,000. Incorporated by reference to Form 10K for the year ended January 31, 1997.

(10)(AE) Amendment to the Amended Facility and Revolving Credit Agreement dated November 1, 1998 between Total-Tel USA Communications, Inc., TotalTel, Inc., Total-Tel USA, Inc., and Total-Tel Carrier Services, Inc. and the Summit Bank in the amount of $13,000,000.

(22) Subsidiaries of Registrant. Incorporated by reference to Exhibit 22 to Registrant's Annual Report on Form 10-K for the year ended
January 31, 1996.

(27) Financial Data Schedules.






INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Total-Tel USA Communications, Inc.
150 Clove Road
Little Falls, New Jersey 07424

We have audited the accompanying consolidated balance sheets of Total-Tel USA Communications, Inc. and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of (loss) earnings and comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. Our audits also included the financial statement schedule listed in the index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Total-Tel USA Communications, Inc. and subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
New York, New York

April 30, 1999 as to Note 19




TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1999 AND 1998

ASSETS                                                                                    1999               1998

CURRENT ASSETS:
  Cash and cash equivalents                                                            $6,051,892         $3,416,904
  Investments available for sale                                                          549,612            578,293
  Trade accounts receivable (net of allowance for doubtful accounts
    of $1,230,483 and $866,421 in 1999 and 1998, respectively)                         18,732,480         20,346,988
  Notes receivable - employees                                                             95,402            117,590
  Deferred income taxes                                                                 1,419,642            151,256
  Prepaid expenses and other current assets                                             1,801,210          2,497,707
                                                                                     ============       ============
           Total current assets                                                        28,650,238         27,108,738
                                                                                     ============       ============
PROPERTY AND EQUIPMENT - Net                                                           14,473,261         12,405,924
                                                                                     ============       ============

OTHER ASSETS:
  Deferred line installation costs (net of accumulated amortization
    of $521,914 and $389,827 in 1999 and 1998, respectively)                              447,226            298,304
  Other assets                                                                            488,175            432,275
  Deferred income taxes                                                                 1,633,238                 --
                                                                                     ============       ============
           Total other assets                                                           2,568,639            730,579
                                                                                     ============       ============
                                                                                      $45,692,138        $40,245,241
                                                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $20,699,873        $16,356,427
  Other current and accrued liabilities                                                 3,037,255          1,757,375
  Accrued restructuring costs                                                           2,128,000                 --
  Salaries and wages payable                                                              998,081            572,112
  Current portion of long-term debt                                                       526,361            487,000
                                                                                     ------------       ------------
           Total current liabilities                                                   27,389,570         19,172,914
                                                                                     ------------       ------------

OTHER LONG-TERM LIABILITIES                                                               294,500            331,754
                                                                                     ------------       ------------

LONG-TERM DEBT                                                                          1,565,884          2,092,201
                                                                                     ------------       ------------

DEFERRED INCOME TAXES                                                                          --             50,491
                                                                                     ------------       ------------
COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
  Common stock, par value $.05 per share; authorized
    20,000,000 shares in 1999 and 1998, issued
    9,114,774 shares in 1999 and, 8,282,374 in 1998, respectively.                        455,739            414,118
  Additional paid-in capital                                                           22,809,518          9,449,429
  Retained earnings                                                                     6,757,987         10,175,784
                                                                                     ------------       ------------
                                                                                       30,023,244         20,039,331

Unearned ESOP Shares                                                                  (12,225,000)                --
Treasury stock - at cost - 1,509,870 shares in 1999 and 1,603,020 shares in 1998       (1,456,781)        (1,547,331)
Accumulated other comprehensive income                                                    100,721            105,881
                                                                                     ============       ============
        Total shareholders' equity                                                     16,442,184         18,597,881
                                                                                     ============       ============
                                                                                      $45,692,138        $40,245,241
                                                                                     ============       ============

See notes to consolidated financial statements.




TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED JANUARY 31, 1999, 1998, AND 1997

                                                                         1999               1998             1997

NET SALES                                                           $137,282,870       $123,286,028      $89,325,921
                                                                    ============       ============     ============

COSTS AND EXPENSES:
  Cost of sales                                                      111,500,082         99,086,234       66,829,283
  Selling, general and administrative                                 28,912,440         22,082,829       18,303,834
  Restructuring charge                                                 2,367,910                 --               --
  Stock compensation                                                     423,588            569,391        3,539,563
                                                                    ============       ============     ============
           Total costs and expenses                                  143,204,020        121,738,454       88,672,680
                                                                    ============       ============     ============

OPERATING (LOSS) INCOME                                               (5,921,150)         1,547,574          653,241

OTHER INCOME (EXPENSE):
  Interest income                                                         93,708            101,865          141,181
  Other income                                                           154,491            358,729           50,920
  Interest expense                                                      (186,095)          (183,623)         (68,348)
                                                                    ============       ============     ============
        Total other income                                                62,104            276,971          123,753

(LOSS) EARNINGS BEFORE INCOME TAXES                                   (5,859,046)         1,824,545          776,994
                                                                    ------------       ------------     ------------

INCOME TAX (BENEFIT) PROVISION                                        (2,441,249)           730,544          285,540
                                                                    ============       ============     ============

NET (LOSS) EARNINGS                                                   (3,417,797)         1,094,001          491,454

OTHER COMPREHENSIVE (LOSS) INCOME,
  NET OF TAX:
  Unrealized holding (loss) gain                                          (5,160)            10,253           32,671
                                                                    ============       ============     ============

COMPREHENSIVE (LOSS) INCOME                                          $(3,422,957)        $1,104,254         $524,125
                                                                    ============       ============     ============

BASIC (LOSS) EARNINGS PER COMMON SHARE                                    $(0.50)             $0.18            $0.08
                                                                    ============       ============     ============

DILUTED (LOSS) EARNINGS PER COMMON SHARE                                  $(0.50)             $0.16            $0.07
                                                                    ============       ============     ============

See notes to consolidated financial statements.




TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

                                                                                                            Accumulated
                                           Additional                            Receivable      Unearned      Other
                                Common      Paid-in     Retained     Treasury       from           ESOP     Comprehensive
                                Stock       Capital     Earnings      Stock      Shareholder      Shares       Income       Total

BALANCE AT JANUARY 31, 1996  $93,440    $3,600,105   $8,590,329  $(1,547,251)   $(100,000)           $--    $62,957   $10,699,580

Remeasurement of employee
  stock options                   --     3,482,344           --           --           --             --         --     3,482,344

Unrealized holding gain           --            --           --           --           --             --     32,671        32,671

Exercise of employee
  stock options                  681        65,592           --           --           --             --         --        66,273

July 1, 1996  stock split     93,671       (93,671)          --           --           --             --         --            --

Net earnings                      --            --      491,454           --           --             --         --       491,454
                            ========   ===========   ==========  ===========   ==========  =============   ========   ===========

BALANCE AT JANUARY 31, 1997  187,792     7,054,370    9,081,783   (1,547,251)    (100,000)            --     95,628    14,772,322

Unrealized holding gain           --            --           --           --           --             --     10,253        10,253

Exercise of employee
  stock options               19,267     1,399,004           --          (80)          --             --         --     1,418,191

Remeasurement of employee
  stock options                   --       433,126           --           --           --             --         --       433,126

Tax benefit due to exercise
  of nonqualified stock options   --       769,988           --           --           --             --         --       769,988

Repayment of shareholder
  receivable                      --            --           --           --      100,000             --         --       100,000

Net earnings                      --            --    1,094,001           --           --             --         --     1,094,001

BALANCE AT JANUARY 31, 1998  207,059     9,656,488   10,175,784   (1,547,331)          --             --    105,881    18,597,881

  July 15, 1998 stock split  207,059      (207,059)          --           --           --             --         --            --
                            ========   ===========   ==========  ===========   ==========  =============   ========   ===========

ADJUSTED BALANCE AT
JANUARY 31, 1998             414,118     9,449,429   10,175,784   (1,547,331)          --             --    105,881    18,597,881

Unrealized holding loss           --            --           --           --           --             --     (5,160)       (5,160)

Exercise of employee
  stock options               11,621       850,130           --           --           --             --         --       861,751

Issuance of employees
  stock grants                    --       109,136           --       90,550           --             --         --       199,686

Tax benefit due to exercise
  of  stock options               --       205,823           --           --           --             --         --       205,823

Adoption of employee
  stock ownership plan        30,000    12,195,000           --           --           --    (12,225,000)        --            --

Net loss                          --            --   (3,417,797)          --           --             --         --    (3,417,797)
                            --------   -----------   ----------  -----------   ----------  -------------   --------   -----------

BALANCE AT
JANUARY 31, 1999            $455,739   $22,809,518   $6,757,987  $(1,456,781)         $--   $(12,225,000)  $100,721    $16,442,184
                            ========   ===========   ==========  ===========   ==========  =============   ========    ===========

See notes to consolidated financial statements.




TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 1999, 1998 and 1997

                                                                   1999               1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                                          $(3,417,797)        $1,094,001           $491,454
  Adjustments to reconcile net (loss) earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                2,784,883          2,027,557          1,381,931
    Provision for doubtful accounts                                878,628            416,713            950,495
    Tax benefit of options exercised                               205,823            769,988
    Noncash stock compensation expense                             423,588            569,391          3,539,563
    Deferred income taxes                                       (2,952,266)           648,544         (1,070,460)
    Restructuring charge (net of cash paid)                      2,128,000                 --                 --
    Gain on disposal of property and equipment                          --             (4,852)                --
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Trade accounts receivable                                  735,880         (6,830,049)        (6,142,229)
        Prepaid expenses and other current assets                  696,497         (1,914,484)          (190,249)
        Other assets                                               (55,900)            84,360            (90,471)
    Increase (decrease) in liabilities:
        Accounts payable                                         4,343,446          6,134,167          3,617,801
        Other current and accrued liabilities and
           salaries and wages payable                            1,282,261           (592,746)           587,247
        Other long-term liabilities                                (37,254)            72,534            (54,522)
                                                              ============       ============       ============
    Net cash provided by operating activities                    7,015,789          2,475,124          3,020,560
                                                              ============       ============       ============

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of short-term
    investments available for sale                                  23,521            442,554            973,141
  Purchase of investments available for sale                            --                 --           (984,129)
  Purchases of property and equipment                           (4,727,130)        (3,267,833)        (6,397,259)
  Proceeds from sale of fixed assets                                 7,147             10,920             53,759
  Payments for deferred line installation costs                   (281,008)          (122,939)          (127,488)
  Issuance of notes                                               (406,100)                --           (136,706)
  Collections on notes receivable                                  406,100                 --                 --
  Collection on notes receivable from employees                     22,188            232,499              3,898
                                                              ============       ============       ============
           Net cash used in investing activities                (4,955,282)        (2,704,799)        (6,614,784)
                                                              ============       ============       ============

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised                                        1,061,437          1,418,191             66,273
  Bank borrowings                                                       --                 --          2,000,000
  Additional borrowings                                                 --            770,000            940,000
  Repayment on bank borrowings                                    (486,956)        (1,130,799)                --
                                                              ------------       ------------       ------------
           Net cash provided by financing activities               574,481          1,057,392          3,006,273
                                                              ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              $2,634,988           $827,717          $(587,951)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                              3,416,904          2,589,187          3,177,138
                                                              ------------       ------------       ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                   $6,051,892         $3,416,904         $2,589,187
                                                              ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                      $186,901           $187,211            $64,761
                                                              ============       ============       ============

    Income taxes                                                   $66,603           $752,761         $1,511,149
                                                              ============       ============       ============

See notes to consolidated financial statements.



TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS

    Total-Tel USA Communications, Inc. ("Total-Tel"), with its wholly-owned subsidiaries Total-Tel, Inc., Total-Tel USA, Inc., Total-Tel Southeast Inc., Total-Tel Carrier Services, Inc., Total-Tel Sarasota, Inc., and Total-Tel Services, Inc. (collectively, the "Company") operates as a switch based resale common carrier providing twenty-four hour, seven day a week, domestic and international long distance telecommunications service to customers throughout the United States. The Company's principal customers are primarily businesses and other common carriers.

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

    Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

    Earnings per Share - Basic earnings per share is represented by net earnings available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or stock options were exercised or converted into common stock during the period, if dilutive (see Note 15).

    Stock Split - On July 1, 1996, the Company distributed 1,873,420 shares of common stock in connection with a 2 for 1 stock split of all outstanding shares as of June 15, 1996. On July 15, 1998, the Company distributed 4,207,887 shares of common stock in connection with a 2 for 1 stock split in the form of a stock dividend of all outstanding shares as of June 30, 1998 (including approximately 66,700 shares attributable to stock options exercised during 1999 prior to the split). All per share and number of shares data have been restated to reflect these stock splits.

    Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposits and money market accounts.

    Fair Value of Financial Instruments - For cash and cash equivalents, the carrying value is a reasonable estimate of its fair value. The estimated fair value of publicly traded financial instruments is determined by the Company using quoted market prices, dealer quotes and prices obtained from independent third parties. For financial instruments not publicly traded, fair values are estimated based on values obtained from independent third parties or quoted market prices of comparable instruments. The fair value of the debt was determined based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities for debt issues that are not traded on quoted market prices. However, judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts that could be realized in a current market exchange.

    The carrying values and fair values of financial instruments are as follows:



                                                   1999                     1998

                                          Carrying       Fair       Carrying       Fair
                                            Value        Value        Value        Value

    Assets:
      Cash and cash equivalents         $6,051,892   $6,051,892   $3,416,904   $3,416,904
      Investments available for sale       549,612      549,612      578,293      578,293

    Liabilities:
      Debt                               2,092,245    2,092,245     2,579,201   2,579,201


    Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

    Long-Lived Assets - The Company accounts for the impairment of long-lived assets and for long-lived assets to be disposed of by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses when indications of impairment are present. Long-lived assets to be disposed of, if any, are evaluated in relation to the net realizable value.

    Comprehensive Income - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in June 1997, which was effective for years beginning after December 31, 1997. This statement established standards for reporting and display of comprehensive income and its components in financial statements. The Company adopted SFAS 130 as of February 1, 1998, and has restated prior years' presentations in the accompanying financial statements.

    New Accounting Pronouncements - The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, which is effective for fiscal years beginning after June 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and hedging activities. At this time, management has not determined the effect, if any, that the implementation of this Statement will have on the Company's financial position and results of operations.

 3. SEGMENT REPORTING

    The Company has adopted the SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in the fiscal year ending January 31, 1999. This statement establishes standards for the way in which public business enterprises report information about operating segments in annual financial statements.

    The Company sells telecommunication services to two distinct segments: a retail segment, consisting primarily of small to medium size businesses within the Northeastern United States, and a wholesale segment, with sales to other telecommunications carriers throughout North America and Europe.

    In addition to direct costs, each segment is allocated a proportion of the Company's switch and operating expenses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The allocation of expenses is based upon the minutes of use flowing through the Company's switching network. There are no intersegment sales. Assets are held at the consolidated level and are not allocable to the operating segments. The Company evaluates performance on operating earnings of the two business segments.

    Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                Retail       Wholesale         Total

    1999
    Net Sales                $72,555,692    $64,727,178    $137,282,870
    Gross margin              22,143,818      3,638,970      25,782,788
    Operating loss            (4,985,480)      (935,670)     (5,921,150)

    1998
    Net Sales                $65,304,679    $57,981,349    $123,286,028
    Gross margin              21,300,071      2,899,723      24,199,794
    Operating income (loss)    1,820,306       (272,732)      1,547,574

    1997
    Net Sales                $57,896,644    $31,429,277     $89,325,921
    Gross margin              20,164,462      2,332,176      22,496,638
    Operating income (loss)     (793,640)     1,446,881         653,241

 4. INVESTMENT SECURITIES

    Investments available for sale consist of:

                                       1999                                       1998
                    ----------------------------------------   ----------------------------------------
                                Gross Unrealized                           Gross Unrealized
                               -----------------      Market              -----------------     Market
                       Cost      Gain      Loss       Value       Cost      Gain      Loss      Value

    Municipal
      bonds          $25,000        $--     $--      $25,000    $50,000         $8     $--      $50,008
    Mutual funds     286,900      2,400      --      289,300    281,991      1,104      --      283,095
    Common  stock     70,700    164,612      --      235,312     70,700    174,490      --      245,190

                    $382,600   $167,012     $--     $549,612   $402,691   $175,602     $--     $578,293


    The deferred tax on the unrealized gains at January 31, 1999, and 1998 were $66,291 and $69,721, respectively; resulting in net amounts of $100,721 and $105,881in Accumulated Other Comprehensive Income.

    Maturity dates of municipal bonds as of January 31, 1999 are as follows:

    Maturing Within                    Cost        Market Value

    After 1 year through 5 years       25,000          25,000
                                      -------         -------
                                      $25,000         $25,000
                                      =======         =======

 5. PROPERTY AND EQUIPMENT

    Property and equipment consists of:

                                                   1999          1998
    Machinery and equipment                    $14,646,464   $12,027,693
    Office furniture, fixtures and equipment     1,883,903     1,703,657
    Leasehold improvements                       1,158,427       914,205
    Vehicles                                       224,282       192,954
    Computer equipment and software              3,870,049     3,220,808
    Leasehold improvements in progress                  --       205,644
    Machinery and equipment in progress          1,272,650       100,000
                                               -----------   -----------
                                                23,055,775    18,364,961
    Less accumulated depreciation
      and amortization                           8,582,514     5,959,037
                                               -----------   -----------
                                               $14,473,261   $12,405,924
                                               ===========   ===========

    Depreciation and amortization expense related to property and equipment for the years ended January 31, 1999, 1998 and 1997 was $2,652,796, $1,921,530, and $1,288,816, respectively.

6.     INCOME TAXES

    The (benefit) provision for income taxes includes the following:

                            1999            1998               1997
    Federal:
      Current              $276,691         $60,000         $1,078,000
      Deferred           (2,190,605)        517,544           (824,160)
    State income taxes:
      Current               234,326          22,000            278,000
      Deferred             (761,661)        131,000           (246,300)
                        -----------        --------         ----------
                        $(2,441,249)       $730,544           $285,540
                        ===========        ========         ==========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    The income tax effects of significant items comprising the Company's net deferred tax asset (liability) are as follows:

                                                   1999                          1998
                                           Current      Long-term        Current      Long-term
    Deferred tax assets:
      Allowance for doubtful accounts     $296,423            $--       $151,256            $--
      Accrued compensation expense              --      1,276,044             --      1,275,096
      Unamortized lease incentive               --        117,623             --        132,701
      Restructuring reserve                849,924             --             --             --
      Accrued expenses                     273,295             --             --             --
      Net operating loss carryforward           --      1,577,970             --             --
      Alternative minimum tax credit            --        593,944             --             --
                                        ----------     ----------       --------     ----------
    Total deferred tax assets            1,419,642      3,565,581        151,256      1,407,797
                                        ----------     ----------       --------     ----------
    Deferred tax liabilities:
      Property and equipment                    --     (1,865,639)            --     (1,388,568)
      Other                                     --        (66,704)            --        (69,720)
                                        ----------     ----------       --------     ----------
    Total deferred tax liabilities              --     (1,932,343)            --     (1,458,288)
                                        ----------     ----------       --------     ----------
    Net deferred tax asset (liability)  $1,419,642     $1,633,238       $151,256       $(50,491)
                                        ==========     ==========       ========     ==========

    A reconciliation from the U.S. statutory tax rate of 34% to the effective tax rate for income taxes on the consolidated statements of
    (loss) earnings is as follows:

                                                        1999              1998              1997
    Computed expense at statutory rates             $(1,992,076)        $620,345         $264,178
    (Reductions) increase in taxes resulting from:
      Tax-exempt interest income                         (4,776)         (14,300)         (16,000)
      State taxes (benefit), net of federal
        income tax benefit                             (350,215)         118,000           28,300
      Insurance proceeds on officer's death                  --         (114,400)              --
      Other                                             (94,182)         120,899            9,062

    Actual (benefit) expense                        $(2,441,249)        $730,544         $285,540


    At January 31, 1999, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $3.0 million and alternative minimum tax credit carryforwards of approximately $594,000.

 7. LEASE COMMITMENTS

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

    The Company leases warehouse space in Belleville, New Jersey from a partnership in which two of the partners were directors and major shareholders of the Company. One of the partners is no longer a director. During the fiscal years ended January 31, 1999, 1998 and 1997, the Company paid rent of $65,482, $60,450, and $59,760, respectively to the partnership. The lease had an expiration date of November 30, 1998, and has been renewed on a month-to-month basis with a 120-days prior written notice by either party. The fixed base rent is based on an annual rate of $73,468.

    Future minimum annual rentals on these leases as of January 31, 1999 are as follows:

    Year Ending
    January 31,

    2000                                       $1,293,781
    2001                                        1,320,277
    2002                                        1,322,804
    2003                                          846,236
    2004                                          312,585
    2005 and thereafter                         2,274,007
                                               ----------
                                               $7,369,690
                                               ==========

    Rental expense for the years ended January 31, 1999, 1998 and 1997 was approximately $1,615,000, $1,047,000, and $626,000, respectively.

 8. EMPLOYEE BENEFIT PLANS

    The Company has established a savings incentive plan for substantially all employees of the Company which is qualified under section 401(k) of the Internal Revenue Code. The savings plan provides for contributions to an independent trustee by both the Company and its participating employees. Under the plan, employees may contribute up to 15% of their pretax base pay. The Company matches 50% of the first 6% of participant contributions. Participants vest immediately in their own contributions and over a period of six years for the Company's contributions. Company contributions were approximately $192,000, $165,000, and $111,000, for the years ended January 31, 1999, 1998 and 1997, respectively.

 9. STOCK OPTION PLANS

    The Company has two stock option plans authorizing the granting of either "Incentive Stock Options" or "Nonqualified Stock Options." The 1987 Stock Option Plan (the "1987 Plan") provides for the acquiring of an aggregate of not more than 1,329,800 shares of the Company's common stock reserved for issuance under the 1987 Plan. The 1996 Stock Option Plan (the "1996 Plan") provides for the issuing of an aggregate of not more than 600,000 shares of the Company's Common Stock.

    Incentive Stock Options granted pursuant to the Plans must have an exercise price equal to the fair market value of the Company's Common Stock at the time the option is granted, except that the price shall be at least 110% of the fair market value where the option is granted to an employee who owns more than 10% of the combined voting power of all classes of the Company's voting stock. Nonqualified Stock Options granted pursuant to the Plans must have an exercise price equal to at least 50% of the fair market value of the Company's Common Stock at the time the option is granted. Incentive Stock Options may be granted only to employees. Nonqualified Stock Options may be granted to employees as well as directors, independent contractors and agents, as determined by the Board of Directors. There were no Nonqualified Stock Options issued in fiscal 1999. All options available to be granted under the 1987 Plan were granted prior to September 1, 1997. All options available to be granted under the 1996 Plan, totaling 226,150 at January 31, 1999, must be granted by October 10, 2006. At January 31, 1999, shares under the 1996 Plan had not been registered by the Company. The options currently outstanding have terms that expire between five to ten years from the date of grant and vest over a period of three to four years from the date of grant.

    Information regarding options under the 1987 Plan is as follows:


                                                                               Weighted
                                Option                                          Average
                                 Price                                         Exercise
                               Per Share      Outstanding    Exercisable         Price
                             -------------   -------------  -------------       --------
January 31, 1996 balance    $0.51  -  $4.81     1,285,800      1,246,600          $1.85
                            ---------------  -------------  -------------       --------

Granted                               $4.75        44,000           -             $4.75
Became Exercisable                -                  -            36,200            -
Exercised                   $1.00 -   $3.29       (36,456)       (36,456)         $1.64
                            ---------------  -------------  -------------       --------

January 31, 1997 balance    $0.51  -  $4.81     1,293,344      1,246,344          $1.96
                            ---------------  -------------  -------------       --------

Became Exercisable                 -              -               47,000            -
Exercised                   $0.51  -  $4.75      (722,544)      (722,544)         $1.61
Cancelled                   $2.82  -  $4.75       (12,000)       (12,000)         $3.85
                            ---------------  -------------  -------------       --------

January 31, 1998 balance    $0.51  -  $4.81       558,800        558,800          $2.36

Exercised                   $1.36  -  $4.75      (248,800)      (248,800)         $3.17
                            ---------------  -------------  -------------       --------

January 31, 1999 balance    $0.51  -  $4.81       310,000        310,000          $1.77
                            ===============  =============  =============       ========


    Information regarding options under the 1996 Plan is as follows:





Insert table Here!!!!!









                                   Options Outstanding             Options Exercisable
                          ------------------------------------   -------------------------
                                           Average   Weighted-                   Weighted-
     Range of              Number of     Remaining   Average      Number of       Average
     Exercise                Shares     Contractual  Exercise       Shares       Exercise
      Prices              Outstanding       Life      Price      Outstanding      Price
    $0.51 - $4.81           310,000      2.28 years    $1.77        310,000        $1.77
    $7.25 - $10.00          175,000      3.11 years    $7.88        175,000        $7.88
   $14.63 - $21.50          167,100      4.20 years   $16.38           -             -
                            --------                               -------
   $ 0.51 - $21.50          652,100      2.99 years    $5.25        485,000        $3.97
                            ========                               =======

    Compensation expense related to the nonqualified stock options was $6,006, $136,265, $57,219 for the years ended January 31, 1999, 1998 and
    1997, respectively.

    Compensation expense related to the remeasurement of nonqualified and incentive stock options was $0, $433,126, and $3,482,344 for the years ended January 31, 1999, 1998 and 1997, respectively.

    The Company has adopted the disclosure-only provision of SFAS No.
    123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's plans been determined based on the fair value at the grant date for awards in the fiscal years ended January 31, 1999, 1998 and 1997, consistent with the provisions of SFAS No. 123, the incremental effect on the Company's net earnings and basic and diluted earnings per share would have been $280,260, $0.04 and $0.04 for 1999; $162,935, $0.03 and $0.02 for 1998 and $543,990, $0.09 and $0.08 for
    1997.

    The fair value of the option grants is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997: dividend yield of 0.00% for the three years; expected volatility of 64.00%, 67.82% and 33.00%, respectively; risk-free interest rate of 5.29%, 6.53% and 6.72%, respectively; and expected lives of 5 years for each of the three years.

10. NOTES RECEIVABLE FROM SHAREHOLDER

    In 1993, the Company made a $25,000 noninterest-bearing, unsecured loan to an executive employee and shareholder of the Company. In 1995, the Company made two additional unsecured loans to the same employee in the amounts of $55,000 and $60,000, with interest at the prime rate published in the Wall Street Journal, and 9% per annum, respectively. In 1996, the three notes, together with unpaid interest, were combined into one note with a principal balance of $117,281, with interest at 8% per annum, payable in semi-monthly installments for seven-and-one-half years, commencing February 7, 1996. This note was repaid with interest in January, 1998.

    In 1993, the Company made a separate $100,000 unsecured loan to the above mentioned employee and shareholder for the purchase of the Company's common stock. This note is shown as a reduction in shareholder's equity as of January 31, 1997. This note was repaid in full as of January 31, 1998.

    In 1996, the Company made a $97,605 noninterest-bearing, secured loan to an executive employee and shareholder of the Company. The note is payable on demand. Between 1997 and 1999, payments have been made against the note, bringing the balance as of January 31, 1999 to $45,402. On January 5, 1999, the employee resigned from the Company.

    In 1998, the Company made a $50,000 secured loan to another executive employee and shareholder of the Company, with interest at 8.50% per annum. The loan is due and payable on August 11, 1999.

11. LONG-TERM DEBT

    On August 23, 1996, the Company entered into an Equipment Facility and Revolving Credit Agreement (the "Facility") with a major New Jersey bank. This Facility provides the Company with an unsecured line of credit of $4,000,000 and a $6,000,000 facility for the purchase of machinery and equipment, primarily telecommunications switching equipment, and is secured by the Company's machinery and equipment.

    The Company had drawn down $2,000,000 of the $6,000,000 in the fiscal year ended January 31, 1997. In the fiscal year ended January 31, 1998, the Company converted the balance to a term loan (the "term loan") payable in monthly installments of $55,923 including principal and interest payable over a term of 60 months. The remaining balance on this term loan as of January 31, 1999 was $2,092,245, of which $526,361 was classified as current. The interest rate on the term loan is 7.71%. The term loan is secured by the assets of the Company.

    During 1999, the Company has obtained a letter of credit for a deposit on a lease totaling $89,440.

    On March 16, 1998, the Company entered into an Amended and Restated Equipment Facility and Revolving Credit Agreement (the "Amended Facility") with the same bank. This Amended Facility increases the unsecured line of credit to $8,000,000 and the Facility for the purchase of machinery and equipment to $5,000,000.

    On November 1, 1998 the Company entered into an Amendment to the Amended and Restated Credit Agreement (the "Second Amended Facility") with the same bank. This Amendment increased the Facility for the purchase of machinery and equipment to $10,000,000 and decreased the unsecured line of credit to $5,000,000. The Company currently has no amounts borrowed under the Second Amended Facility. The interest under the Second Amended Facility is at the bank's prime rate or, at the Company's option, 225 basis points above the LIBOR rate.

    The Second Amended Facility requires the Company to meet certain covenants. Among the covenants contained in the Facility are ratios and balances as to minimum tangible net worth, current ratio, debt to net worth, debt service coverage, and fixed charge coverage (all as defined). Other covenants include the level of capital expenditures, acquisitions of capital stock, the incurrence of new long-term indebtedness (as defined), and new liens on assets, as well as the maintenance of certain other ratios. At January 31, 1999, the Company was not in compliance with the covenants of the Second Amended Facility concerning minimum tangible networth and debt service coverage.

    Scheduled maturities of notes payable during the next five years and thereafter are as follows:

    Years Ending
    January 31,
     2000                $526,361
     2001                 568,653
     2002                 615,113
     2003                 382,118
                       ----------
                       $2,092,245
                       ==========

12. STOCK GRANTS

    The Company, at the discretion of the Board of Directors, awards to management personnel shares of its common stock at par value. These shares vest over a period of three to five years. During 1999, the grants were all issued out of treasury stock. The Company awarded 220,850 shares, 30,000 shares, and 0 shares of its common stock and recorded compensation expense of $417,582, $122,625 and $107,800 for the years ended January 31, 1999, 1998 and 1997, respectively.

    Shares cancelled by the Company due to termination or resignation for the years ended January 31, 1999, 1998 and 1997 totaled 111,900, 1,800 and 0, which amounts have been excluded from the above compensation expense.

13. RESTRUCTURING

    During the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of approximately $2,367,910 related to the adoption by the Company of a formal action plan for restructuring its focus of operations. The restructuring was adopted in an effort to concentrate the Company's efforts on the northeastern United States market. Elements of the Company's restructuring plan include eliminating the sales offices in Florida, Atlanta, Georgia, Washington D.C. and the United Kingdom, as well as the Miami switch.

14. COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in a law suit, filed by one of its customers for alleged breach of contract, seeks compensatory and punitive damages of $1,300,000. The Company believes that the suit is completely without merit and intends to vigorously defend it. However, the outcome cannot be determined at this time.

15. EARNINGS PER SHARE

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

    The reconciliation of the earnings and common shares included in the computation of basic earnings per common share and diluted earnings per common share for the years ended January 31, 1999, 1998 and 1997 is as follows:


                              1999                                     1998
                            Earnings       Shares        Per-Share     Earnings
                           (Numerator)  (Denominator)     Amount     (Numerator)
Net (Loss) Earnings       ($3,417,797)                               $1,094,001
                           ----------                                ----------

Basic (Loss) Earnings
  Per Share:              ($3,417,797)     6,817,701       $(0.50)    1,094,001

Effect of Dilutive
  Securities:
  Stock Options

Diluted (Loss)  Earnings
  Per Share               ($3,417,797)     6,817,701       $(0.50)   $1,094,001
                           ----------      ---------       ------    ----------



                                                         1997
                              Shares      Per-Share      Earnings       Shares      Per-Share
                          (Denominator)     Amount     (Numerator)  (Denominator)     Amount

Net (Loss) Earnings                                      $491,454
                                                         --------
Basic (Loss) Earnings
  Per Share:                6,213,404        $0.18        491,454     5,882,660        $0.08

Effect of Dilutive
  Securities:
  Stock Options               628,946                                   855,862
                            ---------                                 ---------

Diluted (Loss)  Earnings
  Per Share                 6,842,350        $0.16       $491,454     6,738,522        $0.07
                            ---------        -----       --------     ---------        -----


    Outstanding stock options to shares of common stock were not included in the computation of diluted earnings per share for 1999 because to do so would have been antidilutive. For 1998 and 1997 there were no items whose effect would have been antidulitive.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Amounts in thousands except per share data.


                                            April 30,     July 31,   October 31,     January 31,
                                              1996           1996        1996           1997
Net sales                                   $17,370      $23,118      $23,948       $24,890
Operating income (loss)                         807        1,251        1,311        (2,716)
Net earnings (loss)                             503          781          810        (1,602)
Basic earnings (loss) per common share         0.08         0.13         0.14         (0.27)
Diluted earnings (loss) per common share       0.07         0.11         0.12         (0.27)

                                            April 30,      July 31,  October 31,     January 31,
                                              1997           1997        1997           1998

Net sales                                   $26,333      $36,152      $29,919       $30,882
Operating income (loss)                       1,048          480          577          (557)
Net earnings (loss)                             623          258          316          (103)
Basic earnings (loss) per common share         0.10         0.04         0.05         (0.02)
Diluted earnings (loss) per common share       0.09         0.04         0.05         (0.02)

                                            April 30,      July 31,  October 31,     January 31,
                                              1998           1998        1998           1999

Net sales                                   $31,882      $33,556      $41,260       $30,585
Operating income (loss)                         411          368       (1,504)       (5,196)
Net earnings (loss)                             263          277         (927)       (3,031)
Basic earnings (loss) per common share         0.04         0.04        (0.12)        (0.44)
Diluted earnings (loss) per common share       0.03         0.04        (0.12)        (0.44)


17. EMPLOYEE STOCK OWNERSHIP PLAN

    On September 1, 1998, the Company established the Total-Tel USA Communications, Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Concurrently with the establishment of the nonleveraged ESOP Plan*, the Company contributed 600,000 shares of its Common Stock to the ESOP Plan. The common shares were recorded at fair value at the date contributed to the ESOP Plan, totaling approximately $12.3 million, with an offset to Unearned ESOP Shares in the Statement of Shareholders' Equity. The ESOP plan is administered through a trust by a trustee, as designated by the Board of Trustees. No shares have been allocated from the ESOP Plan as of January 31, 1999.

    In February 1999, the Company Board of Directors authorized the termination of the ESOP Plan.

18. SHAREHOLDERS RIGHTS PLAN

    On January 15, 1999, the Company filed SEC Form 15 terminating the Shareholder Rights Plan adopted by the Company on March 31, 1998.

19. SUBSEQUENT EVENT

    On April 30, 1999, the Company obtained a waiver on these covenants in default from the bank and in connection therewith, the $10 million facility for the purchase of machinery and equipment was terminated.

                           ******










AMENDMENT TO AMENDED AND RESTATED EQUIPMENT FACILITY
AND REVOLVING CREDIT AGREEMENT

THIS AMENDMENT dated as of ____________, 1998, by and between SUMMIT BANK, a banking corporation organized under the laws of the State of New Jersey (the "Bank"), and TOTAL-TEL USA COMMUNICATIONS, INC., a New Jersey corporation ("Total-Tel Comm"), TOTAL-TEL, INC., a New Jersey corporation and wholly owned subsidiary of Total-Tel Comm ("Total-Tel"), TOTAL-TEL USA, INC., a New Jersey corporation and wholly owned subsidiary of Total-Tel Comm ("Total-Tel USA"), TOTAL-TEL CARRIER SERVICES, INC., a New Jersey corporation and wholly owned subsidiary of Total-Tel Comm ("Total-Tel Carrier"), TOTAL-TEL INTERNATIONAL, INC., a New Jersey corporation and wholly owned subsidiary of Total-Tel Comm ("Total-Tel International"), TOTAL-TEL SOUTHEAST, INC., a Georgia corporation and wholly owned subsidiary of Total-Tel Comm ("Total-Tel Southeast"), TOTAL-TEL SERVICES, INC., a New Jersey corporation and wholly owned subsidiary of Total-Tel Comm ("Total-Tel Services"), TOTAL-TEL FLORIDA, INC., a New Jersey corporation and wholly owned subsidiary of Total-Tel Comm ("Total-Tel Florida"), and TOTAL-TEL U.K., LTD., a corporation organized under the laws of the United Kingdom and a wholly owned subsidiary of Total-Tel Comm (("Total-Tel U.K."), Total-Tel Comm, Total-Tel, Total-Tel USA, Total-Tel Carrier Total-Tel International, Total-Tel Southeast, Total-Tel Services, Total-Tel Florida and Total-Tel U.K. are hereafter each referred to as a "Borrower" and collectively referred to as the "Borrowers").

WHEREAS, the Bank and Borrowers are parties to a certain Amended and Restated Equipment Facility and Revolving Credit Agreement dated March 16, 1998 (the "Amended and Restated Credit Agreement"), as amended and modified by that certain Credit Modification Agreement between the Bank and the Borrowers dated __________, 199_, and that certain Credit Modification Agreement between the Bank and the Borrowers dated ____________, 199_ (the Amended and Restated Credit Agreement and the two Credit Modification Agreements are herein collectively referred to as the "Original Credit Agreement"), pursuant to which the Bank has made certain loans, including the Equipment Loans and the Revolving Credit Loans (as defined in the Original Credit Agreement), to Borrowers;

WHEREAS, Borrowers have requested the Bank, and the Bank has agreed to increase the amount available to Borrowers as Equipment Loans for the purpose of financing the purchase of four (4) new digital switching equipment for installation at various sites (the "Domestic Switches"), to decrease the amount available to Borrowers as Revolving Credit Loans, and to amend the Original Credit Agreement, on the terms and conditions contained in this Amendment.

NOW, THEREFORE, in consideration of the mutual promises herein contained, the parties hereto agree as follows:

1. Definitions.

(a) All defined terms used herein and not defined herein shall have the meanings ascribed thereto in the Original Credit Agreement.

(b) As used herein, the term "Credit Agreement" shall mean the Original Credit Agreement as amended by this Amendment.

2. Additional Loans. Concurrently with the execution of this Amendment, Borrowers have executed and delivered to the Bank a Replacement Equipment Facility/Term Note, dated the date hereof, with a stated principal amount of Ten Million Dollars ($10,000,000.00) and a stated maturity date of August 1, 1999 (the "Replacement Equipment Facility/Term Note"). The Replacement Equipment Facility/Term Note supersedes that certain Equipment Facility/Term Note dated March 16, 1998 (the "Equipment Facility Note") made by the Borrowers in the original principal amount of $5,000,000.00. The Restated Equipment Facility/Term Note is issued in substitution and replacement of the Equipment Facility/Term Note and not in payment thereof; any and all amounts due pursuant to the Equipment Facility/Term Note, including without limitation, all accrued and unpaid interest, shall be evidenced by the Replacement Equipment Facility/Term Note and paid in accordance with the terms of the Replacement Equipment Facility/Term Note.

3. Replacement Revolving Credit Note. Concurrently with the execution of this Amendment, Borrowers have executed and delivered to the Bank a Replacement Revolving Credit Note, dated the date hereof, with a stated principal amount of Five Million Dollars ($5,000,000.00) and a stated maturity date of August 1, 1999 (the "Replacement Credit Note"). The Replacement Credit Note supersedes that certain Amended and Restated Revolving Credit Note dated March 16, 1998 (the "Amended and Restated Note") made by the Borrowers in the original principal amount of $8,000,000.00. The Restated Credit Note is issued in substitution and replacement of the Amended and Restated Note and not in payment thereof; any and all amounts due pursuant to the Amended and Restated Note, including without limitation, all accrued and unpaid interest, shall be evidenced by the Replacement Credit Note and paid in accordance with the terms of the Replacement Credit Note.

4. Amendments to Credit Agreement.

(a) The definition of the term "Equipment Facility Expiration Date" contained in the Credit Agreement is hereby amended and restated in its entirety to read as follows:

The term "Equipment Facility Expiration Date" means the date that is the earlier to occur of (i) August 1, 1999 or (ii) the Conversion Date.

(b) The definition of the term "Revolving Credit Expiration Date" contained in the Credit Agreement is hereby amended and restated in its entirety to read as follows:

The term "Revolving Credit Expiration Date" means August 1, 1999.

(c) The definition of the term "Financed Equipment" contained in the Original Credit Agreement is hereby amended and restated in its entirety to read as follows:

The term "Financed Equipment" shall mean the Domestic Switches.

(d) The Original Credit Agreement is hereby amended to include the following definitions in Article II:

Automatic Conversion Date. The term "Automatic Conversion Date" shall have the meaning assigned to such term in Section 1.04.

Permitted Conversion Date. The term "Permitted Conversion Date" shall have the meaning assigned to such term in Section 1.04.

(e) Section 1.01 of the Credit Agreements hereby amended and restated in its entirety to read as follows:

1.01 Equipment Facility. Subject to the terms and conditions herein set forth, during the Equipment Facility Commitment Period, the Bank agrees to make available to the Borrowers, on a joint and several basis, an equipment finance facility (the "Equipment Facility"), under which the Bank shall make advances (each an "Equipment Loan" and collectively the "Equipment Loans") to the Borrowers from time to time to finance the acquisition of the Domestic Switches. The obligations under the Equipment Facility are separate and distinct from those obligations outstanding, if any, under the 1996 Equipment Facility, and the Equipment Facility is not issued in replacement or substitution of the 1996 Equipment Facility. Amounts borrowed under the Equipment Facility and repaid may not be reborrowed. The amounts outstanding under the Equipment Facility shall be evidenced by the Replacement Equipment Facility/Term Note. During the Equipment Facility Commitment Period, the Equipment Loans may be made as Prime Rate Loans or LIBOR Loans, as requested by the relevant Borrower pursuant to the notice of borrowing delivered with respect thereto pursuant to Section 1.03 hereof. Upon the conversion of the Equipment Loans into a single term loan pursuant to Section 1.04 hereof, such Loan shall a Fixed Rate Loan.

(f) Section 1.02 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

1.02 Equipment Facility Maximum Principal Amount. The maximum aggregate principal amount of Equipment Loans outstanding at any time, not including the amounts outstanding pursuant to the 1996 Equipment Facility, which as of the date hereof totals $_____________, shall not exceed TEN MILLION 00/100 DOLLARS ($10,000,000.00), such amount being hereinafter referred to as the "Maximum Equipment Facility Principal Amount". If the aggregate principal amount of Equipment Loans outstanding at any time under the Equipment Facility exceeds the Maximum Equipment Facility Principal Amount, then the Borrowers shall immediately repay to the Bank the amount of such excess.

(g) Section 1.05 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

1.04 Conversion of Equipment Loan to a Term Loan. On the first Business Day after six (6) months following the initial borrowing under the Equipment Facility pursuant to Section 1.03 hereof (the "Automatic Conversion Date"), the entire (and not less than the entire aggregate outstanding principal balance of the Equipment Loans shall convert to a single term loan (such Loans, as so converted, the "Term Loan"); provided, however, that in no event shall the Automatic Conversion Date be beyond the Equipment Facility Expiration Date. Subject to the terms and conditions hereof (including, without limitation, the conditions set forth in Section 6.02 hereof), by irrevocable written notice given to the Bank by the Borrowers no later than 3 Business Days prior to the proposed Permitted Conversion Date, the Borrowers may convert the entire (and not less than the entire) aggregate outstanding principal balance of the Equipment Loans to a Term Loan; provided, however, that in no event shall the Borrowers be permitted to so convert the Equipment Loans if at the time of such conversion the aggregate principal balance thereof is less than $2,000,000.00. The notice delivered pursuant to the foregoing sentence shall state the effective date of such conversion, which in no event shall be beyond the Equipment Facility Expiration Date (the "Permitted Conversion Date", and collectively with the Automatic Conversion Date, the "Conversion Date"). If conversion is permitted hereunder, then (i) the Term Loan shall mature and be due and payable on the fifth (5th) anniversary of the Conversion Date (the "Term Loan Maturity Date"), and (ii) effective as of the Conversion Date, all Equipment Loans then outstanding shall be deemed consolidated into a single Term Loan and all such Loans as so consolidated shall be deemed refinanced as of the Conversion Date at the interest rate basis (plus any applicable margin as set forth in Section 1.05 hereof) selected by the Borrowers in the notice of conversion delivered pursuant to this Section
1.04. If the Borrowers select a Permitted Conversion Date which shall cause any then outstanding Equipment Loan that is a LIBOR Loan to be deemed consolidated into the Term Loan on any date other than the last day of the then expiring Interest Period applicable thereto, then the Borrowers shall indemnify the Bank for any loss or expense described in
Section 4.05 hereof that is incidental to such consolidation.

(h) Section 1.08 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

1.08 The Revolving Credit Facility. Subject to the terms and conditions hereof, the Bank agrees to make available to the Borrowers, on a joint and several basis, a revolving credit facility (the "Revolving Credit Facility") under which the Bank shall make advances to the Borrowers from time to time during the Revolving Credit Commitment Period in an aggregate principal amount outstanding at any one time of up to FIVE MILLION 00/100 DOLLARS ($5,000,000.00) (each a "Revolving Credit Loan" and collectively the "Revolving Credit Loans"). During the Revolving Credit Commitment Period, the Borrowers may borrow, repay and reborrow as provided herein. Revolving Credit Loans may be made as Prime Rate Loans or LIBOR Loans, as requested by the relevant Borrower pursuant to Section 1.12 hereof. The Revolving Credit Loans shall be evidenced by the Replacement Credit Note.

(i) Section 1.09 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

1.09 Revolving Credit Facility Maximum Principal Amount. The maximum aggregate principal amount of the Revolving Credit Loans outstanding at any time, when added to the Letter of Credit Outstanding at such time shall not exceed FIVE MILLION 00/100 DOLLARS ($5,000,000.00), such amount being hereinafter referred to as the "Maximum Revolving Credit Principal Amount." If the aggregate outstanding principal amount of the Revolving Credit Loans plus the Letters of Credit Outstanding at any time exceed the Maximum Revolving Credit Principal Amount, the Borrowers shall immediately repay to the Bank the amount of such excess.

(j) The Original Credit Agreement is hereby amended to include the following:

5.03 Secondary Offering. In the event that Total-Tel Comm commences a secondary equity offering (a "Secondary Offering"), and such Secondary Offering is completed prior to the Equipment Facility Expiration Date, or, if the Equipment Loan was converted to a Term Loan, the Term Loan Maturity Date, Total-Tel Comm shall use any and all proceeds of such Secondary Offering to pay off all amounts outstanding under the Equipment Loan, or if the Equipment Loan was converted to a Term Loan, the Term Loan, with no prepayment penalty.

(k) Section 8.09 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

8.09 Tangible Net Worth. Total-Tel Comm shall not permit its Tangible Net Worth at any time to be less than $18,000,000, measured on a consolidated basis no less frequently than quarterly. As used herein, "Tangible Net Worth" means, at any date (i) the total assets of Total-Tel Comm which would be shown as assets on a consolidated balance sheet of Total-Tel Comm prepared in accordance with GAAP less (ii) the total liabilities of Total-Tel Comm as shown on a consolidated balance sheet of Total-Tel Comm prepared in accordance with GAAP, after subtracting therefrom the aggregate amount of any capitalized research and development costs, capitalized interest, debt discount and expense, goodwill, patents, trademarks, copyrights, franchises, licenses, amounts owing from officers, directors, shareholders, principals, partners or affiliates of any Borrower or Guarantor and any investments in any entities owned or controlled by any of the foregoing, and such other assets as are properly classified as "intangible assets", in each case determined in accordance with GAAP consistently applied.

(l) Section 8.11 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

8.11 Debt Service Coverage Ratio. Total-Tel Comm shall not permit the ratio of its EBITDA to its CPLTD plus Interest Expense to be at any time less than 1.50:1.00, measured on a rolling four quarter basis. As used herein, "EBITDA" means, at any time, the earnings (excluding any extraordinary or unusual items and non-operating earnings adjustments) before interest expense, taxes, depreciation and amortization, determined in accordance with GAAP consistently applied, and "CPLTD plus Interest Expense" means, at any time, current maturities of all Indebtedness which by its terms, or by the terms of any instrument or agreement relating thereto, matures, or which is otherwise payable, 1 year or more after the date of creation thereof (whether such payment is in respect of sinking fund requirements, mandatory prepayments, or final payment upon maturity), including, without limitation, any Capital Lease Obligations, plus all cash and non-cash interest (including, without limitation, capitalized interest) accrued and/or payable during the relevant fiscal period in or in connection with any Indebtedness, in each case determined in accordance with GAAP, consistently applied.

(m) The Original Credit Agreement is hereby amended to include the following as Section 8.15:

8.15 Secondary Offering. Prior to the closing of the Secondary Offering and payment in full of all amounts outstanding under the Equipment Loans, or if the Equipment Loans were converted to a Term Loan, the Term Loan, no Borrower shall use the proceeds of any Loan to invest in anything other than the Domestic Switches.

5. Borrowers' Representations and Warranties. Borrower hereby represents and warrants to the Bank as follows:

(a) All of the representations and warranties made by Borrowers in the Original Credit Agreement and in any and all documents executed or delivered to the Bank in connection with the Original Credit Agreement remain true, complete and accurate as of the date hereof except to the extent that Borrowers have advised the Bank otherwise in writing;

(b) No Event of Default and no default exist, and no event has occurred which with notice or lapse of time or both would constitute a default or an Event of Default under the Original Credit Agreement;

(c) As of the date hereof, there has been no material adverse change in the financial condition of each Borrower from that reflected in the financial statements of each Borrower dated July 31, 1998; and

(d) The execution and performance each Borrower of this Amendment, the Replacement Equipment Facility/Term Note, the Replacement Revolving Credit Note, and the Amendment to the Security Agreement have been duly authorized by all necessary corporate action, will not violate any provision of law applicable to Borrowers or any provision of the charter or by-laws of each Borrower, will not result in a breach of or constitute a default or require any consent under, or result in the creation of any lien, charge or encumbrance upon any property or assets of any Borrower pursuant to any indenture or other agreement or instrument to which any Borrower or its property may be bound or affected. This Amendment, the Replacement Equipment Facility/Term Note, the Replacement Credit Note, and the Amendment to the Security Agreement constitute legal, valid and binding agreements of each Borrower, enforceable in accordance with their respective terms.

6. Events of Default. A breach of any covenant, representation or warranty set forth in this Agreement by any Borrower shall constitute an Event of Default under the Credit Agreement.

7. Effect of Amendment. Except as expressly amended and supplemented hereby, the Original Credit Agreement and the other Credit Documents remain in full force and effect, unmodified, and are enforceable against each Borrower in accordance with their respective terms.

8. Further Modifications. This Amendment contains all of the modifications to the Original Credit Agreement, and no further or other modifications to the Original Credit Agreement or to any of the other Credit Documents shall be effective unless in writing executed by the Bank and each Borrower.

9. Binding Effect. This Amendment shall extend to and bind the parties hereto and their respective successors and assigns.

10. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of New Jersey.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the date first above written.


TOTAL-TEL USA COMMUNICATIONS, INC.

By:_____________________________
Name:
Title:

Address: Overlook at Great Notch
         150 Clove Road
         Little Falls, NJ 07424

Telecopier: 201-812-7509


TOTAL-TEL, INC.

By:_____________________________
Name:
Title:

Address: Overlook at Great Notch
         150 Clove Road
         Little Falls, NJ 07424

Telecopier: 201-812-7509


TOTAL-TEL USA, INC.

By:_____________________________
Name:
Title:

Address: Overlook at Great Notch
         150 Clove Road
         Little Falls, NJ 07424

Telecopier: 201-812-7509


TOTAL-TEL CARRIER SERVICES, INC.

By:_____________________________
Name:
Title:

Address: Overlook at Great Notch
         150 Clove Road
         Little Falls, NJ 07424

Telecopier: 201-812-7509


TOTAL-TEL INTERNATIONAL, INC.

By:_____________________________
Name:
Title:

Address:________________________

Telecopier:_____________________


TOTAL-TEL SOUTHEAST, INC.

By:_____________________________
Name:
Title:

Address:________________________

Telecopier:_____________________


TOTAL-TEL SERVICES, INC.

By:_____________________________
Name:
Title:

Address:________________________

Telecopier:_____________________


TOTAL-TEL FLORIDA, INC.

By:_____________________________
Name:
Title:

Address:________________________

Telecopier:_____________________


TOTAL-TEL U.K., LTD.
By:_____________________________
Name:
Title:

Address:________________________

Telecopier:_____________________


SUMMIT BANK

By:_____________________________
Name:
Title:

Address:________________________

Telecopier:_____________________


















THIS REPLACEMENT EQUIPMENT FACILITY/TERM NOTE SUPERSEDES THAT CERTAIN EQUIPMENT FACILITY/TERM NOTE DATED MARCH 16, 1998 MADE BY TOTAL-TEL USA COMMUNICATIONS, INC., TOTAL-TEL, INC., TOTAL-TEL USA, INC., TOTAL-TEL CARRIER SERVICES, INC., TOTAL-TEL INTERNATIONAL, INC., TOTAL-TEL SOUTHEAST, INC., TOTAL-TEL SERVICES, INC., TOTAL-TEL FLORIDA, INC. AND TOTAL-TEL U.K., LTD., IN THE ORIGINAL PRINCIPAL AMOUNT OF $5,000,000.00. THIS REPLACEMENT EQUIPMENT FACILITY/TERM NOTE IS ISSUED IN SUBSTITUTION AND REPLACEMENT OF SUCH NOTE AND NOT IN PAYMENT THEREOF, ANY AND ALL AMOUNTS DUE PURSUANT TO SUCH NOTE INCLUDING, WITHOUT LIMITATION, ALL ACCRUED AND UNPAID INTEREST, SHALL BE EVIDENCED HEREBY AND PAID IN ACCORDANCE WITH THE TERMS HEREOF.

REPLACEMENT EQUIPMENT FACILITY/TERM NOTE

$10,000,000.00                                     _____________ __, 1998
                                                             , New Jersey

FOR VALUE RECEIVED, and intending to be legally bound hereby, the undersigned, jointly, severally and unconditionally promise to pay to the order of SUMMIT BANK (the "Bank"), the principal amount of all Equipment Loans (as defined in the Credit Agreement referred to below) that are now or may hereafter be made under and pursuant to the Equipment Facility established under the Amended and Restated Equipment Facility and Revolving Credit Agreement, dated March 16, 1998, as amended by the Amendment to Amended and Restated Equipment Facility and Revolving Credit Agreement dated the date hereof, and as further amended from time to time (together, the "Credit Agreement") and that are then outstanding, together with all accrued and unpaid interest thereon and any unpaid costs and expenses payable thereunder and hereunder, on August 1, 1999 (the "Expiration Date"), unless such obligations are converted to a term loan obligation pursuant to said Credit Agreement, in which case such obligations shall mature and be due and payable on the fifth anniversary of the date of said conversion (the "Maturity Date").

A. Terms of Note.

1. Payment of Principal. The principal balance of each Equipment Loan evidenced by this replacement note (together with any attachments hereto and any amendments or modifications hereof in effect from time to time, this "Note") shall be due and payable in full on the Expiration Date, unless the obligations evidenced hereby are converted to a term loan obligation pursuant to Section 1.04 of the Credit Agreement, in which case the principal balance hereunder shall be payable in consecutive monthly installments in the amounts and on the dates prescribed in Section 1.06 of the Credit Agreement, with a final installment in the amount of the remaining outstanding principal hereunder, together with any accrued and unpaid interest thereon, due and payable on the Maturity Date.

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

5. Incorporation by Reference. This Note is the Replacement Equipment Facility/Term Note referred to in the Credit Agreement and is subject to the terms and conditions thereof, which terms and conditions are incorporated herein, including, without limitation, the terms pertaining to payment, definitions, representations, warranties, covenants, events of default and remedies. Any capitalized term used herein without definition shall have the meaning set forth in the Credit Agreement.

6. Bank Records of Advance. The Bank may enter in its business records the date and the amount of each advance and payment of Equipment Loans made pursuant to the Credit Agreement and the date and terms of the conversion of such loans to a term loan pursuant to the Credit Agreement. The Bank's records thereof shall, in the absence of manifest error, be conclusively binding upon the undersigned. In the event the Bank gives notice or renders a statement by mailing such notice or statement to the undersigned, concerning any such advance, conversion or payment, or the amount of principal and interest due on this Note, the undersigned agree that, unless the Bank receives a written notification of exceptions to such a statement within 10 calendar days after such statement or notice is mailed, the statement or notice shall be an account stated, correct and acceptable and binding upon the undersigned.

7. Late Charge. In the event that any payment hereunder shall not be received by the Bank within ten (10) days of the due date thereof, the undersigned shall, to the extent permitted by law, pay the Bank a late charge of five percent (5%) of the overdue payment (but in no event to be less than $25.00 nor more than $2,500.00). Any such late charge assessed is immediately due and payable.

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

3. Successors and Assigns. This Note (i) shall be binding upon the undersigned and the Bank, their respective successors and permitted assigns, and (ii) shall inure to the benefit of the undersigned and the Bank and, their respective successors and permitted assigns; provided, however, that none of the undersigned may assign its rights or obligations hereunder or any interest herein without the prior written consent of the Bank, which shall not be unreasonably withheld, and any such assignment or attempted assignment by any of the undersigned shall be void and of no effect with respect to the Bank.

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

IN WITNESS WHEREOF, the undersigned have duly executed and delivered to the Bank this Note as of the day and year first above written.
``
WITNESS/ATTEST:                      TOTAL-TEL USA COMMUNICATIONS, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address: Overlook at Great Notch
                                                    150 Clove Road
                                                    Little Falls, NJ 07424

                                           Telecopier: 201-812-7509


WITNESS/ATTEST:                      TOTAL-TEL, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address: Overlook at Great Notch
                                                    150 Clove Road
                                                    Little Falls, NJ 07424

                                           Telecopier: 201-812-7509


WITNESS/ATTEST:                      TOTAL-TEL USA, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address: Overlook at Great Notch
                                                    150 Clove Road
                                                    Little Falls, NJ 07424

                                           Telecopier: 201-812-7509


WITNESS/ATTEST:                      TOTAL-TEL CARRIER SERVICES, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address: Overlook at Great Notch
                                                    150 Clove Road
                                                    Little Falls, NJ 07424

                                           Telecopier: 201-812-7509


WITNESS/ATTEST:                      TOTAL-TEL INTERNATIONAL, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address:________________________

                                           Telecopier:_____________________


WITNESS/ATTEST:                      TOTAL-TEL SOUTHEAST, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address:________________________

                                           Telecopier:_____________________


WITNESS/ATTEST:                      TOTAL-TEL SERVICES, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address:________________________

                                           Telecopier:_____________________


WITNESS/ATTEST:                      TOTAL-TEL FLORIDA, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address:________________________

                                           Telecopier:_____________________


WITNESS/ATTEST:                       TOTAL-TEL U.K., LTD.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address:________________________

                                           Telecopier:_____________________















THIS REPLACEMENT REVOLVING CREDIT NOTE SUPERSEDES THAT CERTAIN AMENDED AND RESTATED REVOLVING CREDIT NOTE DATED MARCH 16, 1998, MADE BY TOTAL-TEL USA COMMUNICATIONS, INC., TOTAL-TEL, INC., TOTAL-TEL USA, INC., TOTAL-TEL CARRIER SERVICES, INC., TOTAL-TEL INTERNATIONAL, INC., TOTAL-TEL SOUTHEAST, INC., TOTAL-TEL SERVICES, INC., TOTAL-TEL FLORIDA, INC. AND TOTAL-TEL U.K., LTD., IN THE ORIGINAL PRINCIPAL AMOUNT OF $8,000,000.00. THIS REPLACEMENT REVOLVING CREDIT NOTE IS ISSUED IN SUBSTITUTION AND REPLACEMENT OF SUCH NOTE AND NOT IN PAYMENT THEREOF, ANY AND ALL AMOUNTS DUE PURSUANT TO SUCH NOTE INCLUDING, WITHOUT LIMITATION, ALL ACCRUED AND UNPAID INTEREST, SHALL BE EVIDENCED HEREBY AND PAID IN ACCORDANCE WITH THE TERMS HEREOF.

REPLACEMENT REVOLVING CREDIT NOTE

$5,000,000.00                                          __________ ___, 1998
                                                               , New Jersey

FOR VALUE RECEIVED, and intending to be legally bound hereby, the undersigned, jointly, severally and unconditionally promise to pay to the order of SUMMIT BANK (the "Bank"), the principal amount of all advances that are now or may hereafter be made under and pursuant to the Revolving Credit Facility established under the Amended and Restated Equipment Facility and Revolving Credit Agreement, dated March 16, 1998, as amended by the Amendment to Amended and Restated Equipment Facility and Revolving Credit Agreement dated the date hereof, and as further amended from time to time (together, the "Credit Agreement") and that are then outstanding, together with accrued, unpaid interest thereon and any unpaid costs and expenses payable hereunder, on August 1, 1999.

A. Terms of Note.

1. Interest Payments. The principal amount of each Revolving Credit Loan (as defined in the Credit Agreement) evidenced by this replacement note (together with any attachments hereto and any amendments and modifications hereto in effect from time to time, this "Note") shall bear interest at the rates set forth in the Credit Agreement and accrued interest shall be due and payable by the undersigned in accordance with the provisions thereof.

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

4. Incorporation by Reference. This Note is the Revolving Credit Note referred to in the Credit Agreement and is subject to the terms and conditions thereof, which terms and conditions are incorporated herein, including, without limitation, terms pertaining to definitions, representations, warranties, covenants, events of default and remedies. Any capitalized term used herein without definition shall have the definition contained in the Credit Agreement.

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

6. Late Charge. In the event that any payment hereunder shall not be received by the Bank within ten (10) days of the due date thereof, the undersigned shall, to the extent permitted by law, pay the Bank a late charge of five percent (5%) of the overdue payment (but in no event to be less that $25.00 nor more than $2,500.00). Any such late charge assessed is immediately due and payable.

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

3. Successors and Assigns. This Note (i) shall be binding upon the undersigned and the Bank, their respective successors and permitted assigns, and (ii) shall inure to the benefit of the undersigned and the Bank and their respective successors and permitted assigns; provided, however, that none of the undersigned may assign its rights or obligations hereunder or any interest herein without the prior written consent of the Bank, which shall not be unreasonably withheld, and any such assignment or attempted assignment by any of the undersigned shall be void and of no effect with respect to the Bank.

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

WITNESS/ATTEST:                      TOTAL-TEL USA COMMUNICATIONS, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address: Overlook at Great Notch
                                                    150 Clove Road
                                                    Little Falls, NJ 07424

                                           Telecopier: 201-812-7509


WITNESS/ATTEST:                      TOTAL-TEL, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address: Overlook at Great Notch
                                                    150 Clove Road
                                                    Little Falls, NJ 07424

                                           Telecopier: 201-812-7509


WITNESS/ATTEST:                      TOTAL-TEL USA, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address: Overlook at Great Notch
                                                    150 Clove Road
                                                    Little Falls, NJ 07424

                                           Telecopier: 201-812-7509


WITNESS/ATTEST:                      TOTAL-TEL CARRIER SERVICES, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address: Overlook at Great Notch
                                                    150 Clove Road
                                                    Little Falls, NJ 07424

                                           Telecopier: 201-812-7509


WITNESS/ATTEST:                      TOTAL-TEL INTERNATIONAL, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address:________________________

                                           Telecopier:_____________________


WITNESS/ATTEST:                      TOTAL-TEL SOUTHEAST, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address:________________________

                                           Telecopier:_____________________


WITNESS/ATTEST:                      TOTAL-TEL SERVICES, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address:________________________

                                           Telecopier:_____________________


WITNESS/ATTEST:                      TOTAL-TEL FLORIDA, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address:________________________

                                           Telecopier:_____________________


WITNESS/ATTEST:                       TOTAL-TEL U.K., LTD.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address:________________________

                                           Telecopier:_____________________















THIS REPLACEMENT EQUIPMENT FACILITY/TERM NOTE SUPERSEDES THAT CERTAIN EQUIPMENT FACILITY/TERM NOTE DATED MARCH 16, 1998 MADE BY TOTAL-TEL USA COMMUNICATIONS, INC., TOTAL-TEL, INC., TOTAL-TEL USA, INC., TOTAL-TEL CARRIER SERVICES, INC., TOTAL-TEL INTERNATIONAL, INC., TOTAL-TEL SOUTHEAST, INC., TOTAL-TEL SERVICES, INC., TOTAL-TEL FLORIDA, INC. AND TOTAL-TEL U.K., LTD., IN THE ORIGINAL PRINCIPAL AMOUNT OF $5,000,000.00. THIS REPLACEMENT EQUIPMENT FACILITY/TERM NOTE IS ISSUED IN SUBSTITUTION AND REPLACEMENT OF SUCH NOTE AND NOT IN PAYMENT THEREOF, ANY AND ALL AMOUNTS DUE PURSUANT TO SUCH NOTE INCLUDING, WITHOUT LIMITATION, ALL ACCRUED AND UNPAID INTEREST, SHALL BE EVIDENCED HEREBY AND PAID IN ACCORDANCE WITH THE TERMS HEREOF.

REPLACEMENT EQUIPMENT FACILITY/TERM NOTE

$10,000,000.00                                       _____________ __, 1998
                                                               , New Jersey

FOR VALUE RECEIVED, and intending to be legally bound hereby, the undersigned, jointly, severally and unconditionally promise to pay to the order of SUMMIT BANK (the "Bank"), the principal amount of all Equipment Loans (as defined in the Credit Agreement referred to below) that are now or may hereafter be made under and pursuant to the Equipment Facility established under the Amended and Restated Equipment Facility and Revolving Credit Agreement, dated March 16, 1998, as amended by the Amendment to Amended and Restated Equipment Facility and Revolving Credit Agreement dated the date hereof, and as further amended from time to time (together, the "Credit Agreement") and that are then outstanding, together with all accrued and unpaid interest thereon and any unpaid costs and expenses payable thereunder and hereunder, on August 1, 1999 (the "Expiration Date"), unless such obligations are converted to a term loan obligation pursuant to said Credit Agreement, in which case such obligations shall mature and be due and payable on the fifth anniversary of the date of said conversion (the "Maturity Date").

A. Terms of Note.

1. Payment of Principal. The principal balance of each Equipment Loan evidenced by this replacement note (together with any attachments hereto and any amendments or modifications hereof in effect from time to time, this "Note") shall be due and payable in full on the Expiration Date, unless the obligations evidenced hereby are converted to a term loan obligation pursuant to Section 1.04 of the Credit Agreement, in which case the principal balance hereunder shall be payable in consecutive monthly installments in the amounts and on the dates prescribed in Section 1.06 of the Credit Agreement, with a final installment in the amount of the remaining outstanding principal hereunder, together with any accrued and unpaid interest thereon, due and payable on the Maturity Date.

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

5. Incorporation by Reference. This Note is the Replacement Equipment Facility/Term Note referred to in the Credit Agreement and is subject to the terms and conditions thereof, which terms and conditions are incorporated herein, including, without limitation, the terms pertaining to payment, definitions, representations, warranties, covenants, events of default and remedies. Any capitalized term used herein without definition shall have the meaning set forth in the Credit Agreement.

6. Bank Records of Advance. The Bank may enter in its business records the date and the amount of each advance and payment of Equipment Loans made pursuant to the Credit Agreement and the date and terms of the conversion of such loans to a term loan pursuant to the Credit Agreement. The Bank's records thereof shall, in the absence of manifest error, be conclusively binding upon the undersigned. In the event the Bank gives notice or renders a statement by mailing such notice or statement to the undersigned, concerning any such advance, conversion or payment, or the amount of principal and interest due on this Note, the undersigned agree that, unless the Bank receives a written notification of exceptions to such a statement within 10 calendar days after such statement or notice is mailed, the statement or notice shall be an account stated, correct and acceptable and binding upon the undersigned.

7. Late Charge. In the event that any payment hereunder shall not be received by the Bank within ten (10) days of the due date thereof, the undersigned shall, to the extent permitted by law, pay the Bank a late charge of five percent (5%) of the overdue payment (but in no event to be less than $25.00 nor more than $2,500.00). Any such late charge assessed is immediately due and payable.

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

3. Successors and Assigns. This Note (i) shall be binding upon the undersigned and the Bank, their respective successors and permitted assigns, and (ii) shall inure to the benefit of the undersigned and the Bank and, their respective successors and permitted assigns; provided, however, that none of the undersigned may assign its rights or obligations hereunder or any interest herein without the prior written consent of the Bank, which shall not be unreasonably withheld, and any such assignment or attempted assignment by any of the undersigned shall be void and of no effect with respect to the Bank.

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

WITNESS/ATTEST:                      TOTAL-TEL USA COMMUNICATIONS, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address: Overlook at Great Notch
                                                    150 Clove Road
                                                    Little Falls, NJ 07424

                                           Telecopier: 201-812-7509


WITNESS/ATTEST:                      TOTAL-TEL, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address: Overlook at Great Notch
                                                    150 Clove Road
                                                    Little Falls, NJ 07424

                                           Telecopier: 201-812-7509


WITNESS/ATTEST:                      TOTAL-TEL USA, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address: Overlook at Great Notch
                                                    150 Clove Road
                                                    Little Falls, NJ 07424

                                           Telecopier: 201-812-7509


WITNESS/ATTEST:                      TOTAL-TEL CARRIER SERVICES, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address: Overlook at Great Notch
                                                    150 Clove Road
                                                    Little Falls, NJ 07424

                                           Telecopier: 201-812-7509


WITNESS/ATTEST:                      TOTAL-TEL INTERNATIONAL, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address:________________________

                                           Telecopier:_____________________


WITNESS/ATTEST:                      TOTAL-TEL SOUTHEAST, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address: Overlook at Great Notch
                                                    150 Clove Road
                                                    Little Falls, NJ 07424

                                           Telecopier: 201-812-7509

WITNESS/ATTEST:                      TOTAL-TEL SERVICES, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address: Overlook at Great Notch
                                                    150 Clove Road
                                                    Little Falls, NJ 07424

                                           Telecopier: 201-812-7509

WITNESS/ATTEST:                      TOTAL-TEL FLORIDA, INC.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address:________________________

                                           Telecopier:_____________________


WITNESS/ATTEST:                       TOTAL-TEL U.K., LTD.

By:_____________________________           By:_____________________________
   Name:                                   Name:
   Title:                                  Title:
                                           Address:________________________

                                           Telecopier:_____________________






DATED:                            JULY 28, 1998
LEASE AGREEMENT

BY AND BETWEEN

THE NORTHWESTERN MUTUAL
LIFE INSURANCE COMPANY,

AS LANDLORD

AND

TOTAL-TEL USA COMMUNICATIONS, INC.
a New Jersey corporation

AS TENANT

TABLE OF CONTENTS

                                                                   PAGE

FUNDAMENTAL LEASE PROVISIONS                                          1

ARTICLE 1: BASIC LEASE PROVISIONS AND TERM                            2
Section 1.01 - Leased Premises                                        2
Section 1.02 - Commencement of Rent and Term                          2

ARTICLE 2: FIXED RENT & GENERAL RENTAL PAYMENT PROVISIONS             2
Section 2.01 - Rental Payments                                        2
Section 2.02 - Fixed Rent Adjustment                                  2
Section 2.03 - Late Charge Penalty                                    3

ARTICLE 3: ADDITIONAL RENT                                            3
Section 3.01 - Def. Terms Relating to Additional Rent                 3
Section 3.02 - Additional Rent Calculation                            4
Section 3.03 - Operating Statements                                   4

ARTICLE 4: SECURITY DEPOSIT                                           5

ARTICLE 5: USE                                                        5
Section 5.01 - Use of Premises                                        5
Section 5.02 - Operation of Tenant's Business                         5

ARTICLE 6: PREPARATION OF PREMISES                                    5
Section 6.00 - Leasehold Improvements                                 5
Section 6.01 - Landlord's Work                                        6
Section 6.02 - Occupancy Date                                         7

ARTICLE 7: SUBORDINATION, NOTICE TO SUPERIOR
LANDLORDS AND MORTGAGEES                                              7
Section 7.01 - Subordination of Lease                                 8
Section 7.02 - Notice in the Event of Default                         8
Section 7.03 - Successor Landlord                                     8

ARTICLE 8: QUIET ENJOYMENT                                            8

ARTICLE 9: ASSIGNMENT, SUBLETTING AND MORTGAGING                      8
Section 9.01 - Prohibition                                            8
Section 9.02 - Rights of Landlord                                     8
Section 9.03 - Permissible Transfers                                  9
Section 9.04 - Assignment Request                                     9

ARTICLE 10: INSURANCE                                                 9
Section 10.01 - Tenant Activities                                     9
Section 10.02 - Waiver of Subrogation                                 9
Section 10.03 - Insurance to be Maintained by Tenant                  9

ARTICLE 11: ALTERATIONS                                              10
Section 11.01 - Procedural Requirements                              10
Section 11.02 - Performance of Alterations                           11
Section 11.03 - Lien Prohibition                                     11

ARTICLE 12: LANDLORD'S AND TENANT'S PROPERTY                         11
Section 12.01 - Landlord's Property                                  11
Section 12.02 - Tenant's Property                                    11
Section 12.03 - Removal of Tenant's Property                         12

ARTICLE 13: REPAIRS AND MAINTENANCE                                  12
Section 13.01 - Tenant Repairs and Maintenance                       12
Section 13.02 - Landlord Repairs and Maintenance                     12
Section 13.03 - Tenant Equipment                                     12

ARTICLE 14: HEAT, VENTILATION, AIR CONDITIONING
AND ELECTRICAL ENERGY                                                12
Section 14.01 - Air Conditioning and Heating
Provided by Landlord                                                 12
Section 14.02 - Use of Electrical Energy by Tenant                   13

ARTICLE 15: OTHER SERVICES                                           13
Section 15.01 - Services Provided by Landlord                        13
Section 15.02 - Janitorial Standards                                 13
Section 15.03 - Involuntary Cessation of Services                    13
Section 15.04 - First Class Condition                                13

ARTICLE 16: ACCESS AND NAME                                          13
Section 16.01 - Common Areas                                         13
Section 16.02 - Landlord's Right of Access                           14
Section 16.03 - Landlord's Right to Repair and Maintain              14
Section 16.04 - Name of Building                                     14
Section 16.05 - Signs                                                14

ARTICLE 17: NON-LIABILITY AND INDEMNIFICATION                        14
Section 17.01 - Non-Liability                                        14
Section 17.02 - Tenant Indemnification                               14
Section 17.03 - Force Majeure                                        14

ARTICLE 18: DAMAGE OR DESTRUCTION                                    15
Section 18.01 - Notification                                         15
Section 18.02 - Repair Provisions                                    15

ARTICLE 19: EMINENT DOMAIN                                           16

ARTICLE 20: SURRENDER                                                16

ARTICLE 21: CONDITIONS OF LIMITATION                                 16
Section 21.01 - Bankruptcy of Tenant                                 16
Section 21.02 - Default Provisions                                   17

ARTICLE 22: DAMAGES                                                  17
Section 22.01 - Tenant Liability                                     17
Section 22.02 - Rights of Landlord                                   18
Section 22.03 - Additional Remedy of Landlord                        18

ARTICLE 23: BROKER                                                   18

ARTICLE 24: PARKING                                                  18

ARTICLE 25: ESTOPPEL CERTIFICATES                                    19

ARTICLE 26: MISCELLANEOUS                                            19
Section 26.01 - Merger                                               19
Section 26.02 - Notice                                               19
Section 26.03 - Relocation                                           19
Section 26.04 - Non-Waiver                                           19
Section 26.05 - Parties Bound                                        19
Section 26.06 - Limitations against Landlord                         19
Section 26.07 - Definition of Parties                                19
Section 26.08 - Survival of Obligations                              20
Section 26.09 - Interference by Tenant                               20

ARTICLE 26: MISCELLANEOUS                                            20
Section 26.10 - Prorations                                           20
Section 26.11 - Arbitration                                          20
Section 26.12 - Attorney Fees                                        20
Section 26.13 - Page Initials                                        20
Section 26.14 - Radon Gas                                            20

EXHIBITS:
A  Legal Description
C  Floor Plan
D  Rules and Regulations
E  Tenant Acceptance Agreement
   Receipt of Deposit
   Certificate of Secretary
   Rider

LEASE AGREEMENT - OFFICE

THIS LEASE AGREEMENT, made effective and entered into on this 28th day of July, 1998 is by and between THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, of Milwaukee, Wisconsin, having an office at 500 Cypress Creek Road, Fort Lauderdale, Florida 33309, (hereinafter referred to as "Landlord") and TOTAL-TEL USA COMMUNICATIONS, INC. a New Jersey corporation, having an office at 160 Clove Road, Little Falls, NJ 07424 (hereinafter referred to as "Tenant").

WITNESSETH:
FUNDAMENTAL LEASE PROVISIONS

Certain Fundamental Lease Provisions are presented in this section (the "Fundamental Lease Provisions Section") and represent the agreement of the parties hereto, subject to further definition and elaboration in the respective referenced sections and elsewhere in this Lease:


(a) Term of Lease:            Five (5) Years See                                               Section 1.02
(b) Lease Commencement Date:
                              The later of September 1, 1998 or completion                 See Section 1.02
                              of Tenant Improvements

(c) Occupancy Date:           The later of September 1, 1998 or completion                 See Section 6.04
                              of Tenant Improvements

(d) Rent Commencement Date:   The later of September 1, 1998 or completion                 See Section 1.02
                              of Tenant Improvements

(e) Description of Premises:  (2nd) Floor, Suite 200                                       See Section 1.01

(f) Leased Premises:          3,008 Rentable Square Feet                        See Floor Plans Exhibit "C"

(g) Initial Fixed Rent:       ANNUAL         MONTHLY                                       See Section 2.01
                              ------         -------
                      YEAR 1  $48,128.00     $4,010.67

(h) Additional Rent:                                                                          See Article 3
                              Tenant shall pay proportionate share of Tenant's
                              Building's Operating Expenses and real estate
                              taxes - estimated to be Seven Dollars and 70/100
                              ($7.70) per rentable square foot for first year.

(i) Tenant's Proportionate
    Share:                    .0198 (1.98 percent)                                            See Article 3

(j) Prepaid Rent:                                                                           See Section 2.01
    Fixed Rent:               $4,010.67     +$240.64     = $4,251.31
                              Representing one (1) month of fixed rent and sales tax

    Additional Rent:          $1,930.13     +$115.81     = $2,045.94
                              Representing one (1) month of additional rent and sales tax

                              Total Prepaid Rent         = $6,297.25

(k) Security Deposit:         $12,594.50                                                      See Article 4

(l) Broker:                   Podolsky & Associates of Florida, Inc.                         See Article 23
                              Codina Bush Klein - Oncor International

(m) Parking:                  Fifteen (15) Spaces                                            See Article 24

(n) Escalations of Initial
    Fixed Rent:               ANNUAL         MONTHLY                                       See Section 2.02
                              ------         -------
                 YEAR 2       $50,534.00     $4,211.20
                      3       $53,061.12     $4,421.76
                      4       $55,708.16     $4,642.35
                      5       $58,505.60     $4,875.47

(o) Tenant Improvements:                                                                    See Exhibit "C".
                              Landlord, at Landlord's sole cost shall modify suite
                              to reflect the space plan on Exhibit "C".


ARTICLE 1
BASIC LEASE PROVISIONS AND TERM

1.01 Leased Premises. Landlord hereby leases to Tenant, and Tenant hereby rents from Landlord, upon and subject to the terms, covenants, provisions and conditions of this Lease, the Premises described in Section (e) of the Fundamental Lease Provisions Section (the "Premises"), located at 500 Cypress Creek Road, Fort Lauderdale, Florida 33309 (the "Building"). The legal description of the lands upon which the Building is located is more particularly described on Exhibit "A", annexed hereto and made a part hereof (the "Property"). The Premises are more particularly described on the floor plans annexed hereto and made a part hereof as Exhibit "C". The square feet of leasable area of the Premises, as set forth in Section (f) of the Fundamental Lease Provisions Section, shall control for purposes of rent amount. The Leased Premises is not the same as usable area. The usable area has been increased by a multiplier for Tenant allocation of common area and is described as the Leased Premises. The "Leased Premises" is the same as the "Premises" for purposes of this Lease.

1.02 Commencement of Rent and Term. The Term of this Lease shall be for the length of term set forth in Section (a) of the Fundamental Lease Provisions Section, commencing on the Lease Commencement Date set forth herein. The Rent shall commence on the date described in Section (d) of the Fundamental Lease Provisions Section. "Lease Year" means each successive twelve (12) month period from the Lease Commencement Date.

ARTICLE 2
FIXED RENT AND GENERAL RENTAL PAYMENT PROVISIONS

2.01 Rental Payments. The rents shall be and consist of (a) fixed rent, initially at the rate set forth in Section (g) of the Fundamental Lease Provisions Section, during the term of this Lease, payable in equal monthly installments, in advance, on the first day of each and every calendar month during the term of this Lease, as adjusted in accordance with Section 2.02 (the "Fixed Rent"), and (b) additional charges (the "Additional Rent") consisting of all sums of money as shall become due from and payable by Tenant to Landlord in accordance with Article 3 hereof; all to be paid in lawful money of the United States to Landlord at its office, or such other place, or to Landlord's agent and at such other place, as Landlord shall designate by notice to Tenant. In addition to the above, Tenant shall pay all governmental taxes including sales and rent tax, fees or charges on account of the Fixed Rent and the Additional Rent to Landlord each and every month on the first day of each month.

Tenant shall pay the Fixed Rent and the Additional Rent promptly when due without notice or demand therefore and without any abatement, deduction or setoff for any reason whatsoever. No payment by Tenant or receipt or acceptance by Landlord of a lesser amount than the correct Fixed Rent or Additional Rent shall be deemed to be other than the payment on account, nor shall any endorsement or statement on any check or letter accompanying any payment be deemed an accord or satisfaction and Landlord may accept such payment without prejudice to its right to recover the balance or pursue any other remedy in this Lease or at law. If the Rent Commencement Date occurs on a day other than the first day of the calendar month, the Fixed Rent for the partial calendar month, at the commencement of the term of this Lease, shall be prorated for each date at the rate of one-thirtieth (1/30) of the full monthly installment of basic rent.

Tenant has deposited with Landlord the sums set forth in Section (j) of the Fundamental Lease Provisions Section, as prepaid Fixed Rent, the receipt of which is acknowledged by Landlord.

2.02 Fixed Rent Adjustment. The Fixed Rent shall be a minimum base rental for the entire term of this Lease. Commencing with the second Lease Year and prior to the commencement of each Lease Year thereafter, the Fixed Rent shall be increased to the amounts indicated in Section (n) of the Fundamental Lease Provisions. Each "Lease Year" shall consist of each period of twelve (12) months subsequent to the Lease Commencement Date.

2.03 Late Charge Penalty. The Tenant shall be given a grace period of 5 days from the first day of the month to pay Rent and Additional Rent. If Rent and Additional Rent is received after this date, a late charge penalty shall be due and owing to Landlord in the amount of the greater of $100.00 or 18% per annum of the full amount of Rent and Additional Rent due and owing beginning to accrue as of the 1st day of the month in which payment is due extending until the late payment is received.

ARTICLE 3
ADDITIONAL RENT

3.01 Definitional Terms Relating to Additional Rent. For the purposes of this Article and other provisions of the Lease:

(a) Operating Expenses. The term "Operating Expenses" shall mean all expenses paid or incurred by Landlord or on Landlord's behalf with respect to the repair, maintenance and operation of the Property and/or Building and the curbs, sidewalks, parking garages and plazas adjoining and contained within the same, including, without limitation, the following:

(i) salaries, payroll taxes, wages, workman's compensation, medical, surgical, union and general welfare benefits, and other expenses for employees (including, without limitation, group life insurance) and pension payments of employees of Landlord engaged in the repair, operation, maintenance and management of the Property and/or the Building;

(ii) the cost of all charges for gas, electricity, heat, ventilation, air conditioning, water, sewer, garbage collection, and other utilities furnished to the Building (including, without limitation, the common areas thereof), and to the Property, together with any taxes for charges of such utilities;

(iii) the cost of painting of the common area;

(iv) the cost of all charges for rent, casualty, liability and all other types of insurance, provided by Landlord and relating to the Property and/or the Building and the maintenance and/or operation thereof;

(v) the cost or rental of all supplies (including, without limitation, cleaning supplies), tools, materials and equipment, and sales and other taxes thereon;

(vi) the cost of all charges for window and other cleaning and janitorial and security services.

(vii) amounts charged to Landlord by contractors for labor, services, materials and supplies furnished in connection with the operation, maintenance or repair of any part of the Building and/or the Property or the heating, air conditioning, ventilating, plumbing, electrical, elevator, and other systems of the Building;

(viii) the cost of repairs and replacements to the Building and/or the Property or any portions thereof made by Landlord at its expense;

(ix) alterations and improvements to the Building and/or the Property made by reason of laws and requirements of any public authorities or the requirements of insurance bodies;

(x) management fees including but not limited to salaries, payroll taxes, wages, workmen's compensation, medical, surgical, union and general welfare benefits, and other expenses for employees (including, without limitation, group life insurance) and pension payments of employees engaged in the repair, operation, maintenance and management of the Property and/or the Building;

(xi) the cost of any capital improvements to the Building and/or any machinery or equipment installed in the Building which is made or becomes operational, as the case may be, and which has the effect of reducing the expenses which otherwise would be included in the Operating Expenses, to the extent of such cost, amortized over the useful life of the improvement, machinery and/or equipment (as reasonably estimated by Landlord);

(xii) reasonable (excluding fees chargeable against other defaulting Tenants) legal, accounting and other professional fees incurred in connection with the operation, maintenance and management of the Property and/or Building;

(xiii) refurbishing, repainting, recarpeting or redecorating any portion of the common area of the Property and/or Building;

(xiv) Taxes, as hereinafter defined; and

(xv) all other reasonable charges properly allocable to the repair, operation and maintenance of the Building and/or Property in accordance with generally accepted accounting principles.

The term "Taxes" as referred to in provision (xiv) above shall mean (i) the aggregate amount for which the Building, and all land or real and personal property owned or Leased by Landlord underlying the Building (i.e. the Property) or adjacent thereto and used in connection with the operation of the building and/or the Property are assessed by Broward County or any city or municipal body having jurisdiction for the purpose of imposition of real estate taxes; (ii) any reasonable expenses incurred by Landlord in the good faith contest of such taxes or assessments and/or the assessed value of the Building and/or the Property; and (iii) any special or other assessment or levy which is imposed upon the Building and/or the property shall be added to the amount so determined. Any such special tax or assessment shall be included in the operating expenses assuming it is paid in the maximum legally permissible number of installments. If at any time during the term of this Lease, the methods of taxation prevailing on the date hereof shall be altered, such additional or substitute tax, assessment, levy, imposition, or charge, shall be deemed to be included within the term "Taxes" for the purposes hereof.

Notwithstanding the above, the following are excluded from the definition of Operating Expenses: (1) depreciation (except as provided above); (2) interest on and amortization of debts; (3) leasehold improvements made for other tenants of the Building; (4) refinancing costs; (5) the costs of any work or services performed by any tenant(s) of the Building (including Tenant), to the extent that such work or service is separately reimbursed;
(6) the cost of any repair or replacement (other than those described in subparagraphs (xi) and (xiii) above) which would be required to be capitalized under generally accepted accounting principles, unless such costs may be, under said principles, amortized over a period of not more than ten (10) years, in which event a proportionate part of such costs may be included each year in Operating Expenses over the useful life (as reasonably estimated by Landlord) or; such repair and replacement; (7) leasing commissions; (8) legal fees incurred in connection with other tenants.

(b) Operating Year. The term "Operating Year" shall mean the calendar year commencing January 1st of each year (including the initial year within which the Rent Commencement Date occurs) during the term of this Lease.

3.02 Additional Rent Calculation. Tenant agrees to pay to Landlord, as Additional Rent for each year during the term of this Lease, an amount equal to Tenant's Proportionate Share as defined in Section (i) of the Fundamental Lease Provision Section of the Operating Expenses for each Operating Year hereunder. It is acknowledged and understood that the Additional Rent commences on the Lease Commencement Date of this Lease. If an Operating year ends after the expiration or termination of this Lease, the Additional Rent payable hereunder shall be prorated to correspond to that portion of the Operating Year occurring within the term of this Lease.

3.03 Operating Statement. Landlord or its agent shall furnish to Tenant, prior to the commencement of each Operating Year, a written statement setting forth Landlord's estimate of Tenant's Additional Rent (the "Estimated Operating Statement"). Landlord shall deliver to the Tenant a budget for the first year's estimated operating expenses and the proportion the Tenant will be required to pay beginning on the Lease Commencement Date. Tenant shall pay to Landlord, on the first day of each month as Additional Rent, an amount equal to one-twelfth (1/12) of the Landlord's estimate of the same. If, however, Landlord shall furnish any such estimate subsequent to the commencement of any year during the term of this Lease, then until the first day of the month following the month in which such estimate is furnished to Tenant, Tenant shall pay to Landlord, on the first day of each month, an amount equal to the monthly sum payable under this section in respect of the last month of the previous Operating Year. Promptly after such estimate is furnished to Tenant, Landlord shall give notice to Tenant stating whether the previous installments of Additional Rent were more or less than the sums which should have been made for such Operating Year. In the event there is a deficiency, Tenant shall pay the amount thereof within ten (10) days after demand therefore. In the event there shall have been an over payment, Landlord shall permit Tenant to credit the amount thereof against subsequent payments of Additional Rent.

If there shall be any increase or decrease in the estimated Operating Expenses for any Lease Year, whether during or after such year, Landlord shall furnish to Tenant a revised statement and the Additional Rent shall be adjusted and paid or refunded, as the case may be. This revised statement will be the basis for the Estimated Operating Statement for the next year's Additional Rent allocation to each Tenant.

Within one hundred twenty (120) days after the end of each Operating Year, Landlord shall furnish to Tenant a statement pertaining to the actual expenses for said year (the "Operating Statement"). Tenant has a right to request an audit of the records at Tenant's expense. If the Operating Statement shows that the sums paid by Tenant, pursuant to the Estimated Operating Statement, exceed Tenant's Proportionate Share, Landlord shall promptly either refund to Tenant the amount of such excess Additional Rent paid by Tenant or permit Tenant to credit the amount thereof against subsequent payments of Additional Rent under this Article; and if such statement shows that the sums paid by Tenant were less than Additional Rent due hereunder, Tenant shall pay the amount of such deficiency within ten (10) days after written demand therefore.

Each Operating Statement given by Landlord, shall be conclusive and binding upon Tenant (a) unless within thirty (30) days after the receipt thereof, Tenant shall notify Landlord that it disputes the accuracy of said Operating Statement, specifying the particular respects in which the Operating Statement is claimed to be incorrect and (b) if such dispute shall not have been settled by agreement, either party may submit the dispute to arbitration in accordance with Chapter 682, Florida Statutes. The arbitration shall take place in Broward County, Florida and shall be held in accordance with the rules of the American Arbitration Association. A panel of three (3) arbitrators shall be selected by the parties to the dispute from a panel selected by the American Arbitration Association and the award of the three arbitrators shall be final and non-appealable and judgment may be entered in any court of competent jurisdiction. In the event the parties are unable to agree on three (3) arbitrators, each party shall select one (1) arbitrator from the panel and the two (2) arbitrators selected shall select the third arbitrator. The matter must be submitted within sixty (60) days after receipt of each operating Statement, and pending the determination of such dispute by agreement or arbitration as aforesaid, Tenant shall within ten (10) days after receipt of such Operating Statement, pay Additional Rent in accordance with Landlord's statement, without prejudice to Tenant's position. If the dispute shall be determined in Tenant's favor, Landlord shall forthwith pay to Tenant the amount of Tenant's overpayment of Additional Rent resulting from compliance with the Operating Statement. In no case, however, shall Tenant delay or withhold payment of Fixed Rent and Additional rent pending resolution of a dispute with regard to Operating Expenses.

ARTICLE 4
SECURITY DEPOSIT

Tenant has deposited with Landlord the sums set forth in Section (k) of the Fundamental Lease Provisions Section, the receipt of which is acknowledged by Landlord as security, for the full and faithful performance and observance by Tenant of the covenants and obligations hereunder (the "Security") for a period of the term of this Lease Agreement. The Security shall be held by Landlord without bearing interest in favor of Tenant and in the event Tenant defaults in the full and prompt payment and performance of any of its covenants hereunder, Landlord may use, apply or retain the whole or any part of the Security to the extent required for the payment of any Fixed Rent and Additional Rent or any other sums which may be due by Tenant hereunder. In the event Landlord shall so use, apply or retain the whole or any part of the Security, Tenant shall, upon demand, immediately deposit with Landlord a sum equal to the amount so used. If Tenant shall fully and faithfully comply with all the covenants hereunder, the Security, or any balance thereof, shall be returned or paid over to Tenant after the date on which this Lease has expired or been terminated, and after delivery to Landlord of possession of the Premises and after all obligations of the Tenant under this Lease have been fully satisfied. It is agreed and understood that the obligations of Tenant to Landlord hereunder which may not have been performed prior to the expiration date hereof shall be continuing obligations owed by Tenant to Landlord and shall accordingly survive the termination of this Lease. Landlord may deliver the Security to any purchaser of Landlord's interest in the Premises and thereupon Landlord shall be discharged of and from any further liability with respect to the same.

ARTICLE 5
USE

5.01 Use of Premises. It is agreed and understood that Tenant shall use the Premises for General Office only unless otherwise agreed to in writing by Landlord. Tenant shall abide by and not violate any of the rules and regulations set forth on Exhibit "D", annexed hereto and made a part hereof, and such other rules and regulations as may be modified from time to time hereafter by the Landlord provided that such rules are not discriminatorily enforced and do not conflict with Tenant's rights under the Lease. Landlord shall not be liable to Tenant for violation of the rules and regulations by any other tenant or such tenant's employees, agents, invitees or licensees.

5.02 Operation of Tenant's Business. If any governmental license or permit, other than a certificate of occupancy, shall be required for the proper and lawful conduct of Tenant's business in the Premises or any part thereof, Tenant, at its expense, shall duly procure and thereafter maintain such license or permit. Tenant shall, at all times, comply with the terms and conditions of each such license or permit. Tenant shall not, at any time, use or occupy, or suffer or permit anyone to use or occupy, the Premises, or do or permit anything to be done in the Premises, in any manner which may (a) violate the certificate of occupancy for the Premises or for the Building; (b) cause or be liable to cause injury to the Building or any equipment, facilities or systems therein; (c) constitute a violation of the laws and requirements of any public authority or the requirements of insurance bodies; (d) impair or tend to impair the character, reputation or appearance of the Building as a first class office building; (e) impair or tend to impair the proper and economic maintenance, operation, and repair of the Building and/or its equipment, facilities or systems; (f) annoy or inconvenience or tend to annoy or inconvenience other tenants or occupants of the Building; (g) cause or violate any provision of Landlord's fire and extended liability coverage. Landlord shall give notice to Tenant of any non-standard insurance provisions.

ARTICLE 6
PREPARATION OF PREMISES

6.00 Leasehold Improvements. See Section (o) of the Fundamental
Lease Provisions and Exhibit "C."

6.01 Landlord's Work.

(a) All of the work to be done by Landlord in initially completing or improving the Leased Premises pursuant to this Article is hereinafter referred to as "Landlord's Work." Landlord's Work shall constitute a single, non-recurring obligation on the part of Landlord.

Landlord's Work shall be performed in a first class workmanlike manner, substantially in accordance with plans and specifications prepared by Landlord's architects and engineers. Landlord's Work shall be deemed approved by Tenant in all respects on the Lease Commencement Date except for latent defects or items of Landlord's Work as to which Tenant shall have given notice to Landlord within thirty (30) days of occupancy by Tenant.

6.02 Occupancy Date.(See Section "c" of the Fundamental Lease Provisions.)

(a) On or before the Occupancy Date, Landlord and Tenant, or their respective agents, shall inspect the Leased Premises and shall prepare and sign an inspection form describing the condition of the Premises. At the time Tenant surrenders the Premises at the end of the Term, or within three (3) days thereafter, Landlord and Tenant, or their respective agents, shall make a similar inspection of the Leased Premises and shall prepare and sign a similar inspection form to describe the condition of the Premises at the time of surrender.

ARTICLE 7
SUBORDINATION, NOTICE TO SUPERIOR LANDLORDS AND MORTGAGEES

7.01 Subordination of Lease. This Lease, and all rights of Tenant hereunder, are and shall be subject and subordinate to all ground leases, overriding leases and underlying leases of the Property and/or the Building now or hereafter existing and to any first mortgage which may now or hereafter affect the Property and/or the Building and/or any such leases (whether or not such mortgages shall also cover other lands and/or buildings and/or leases). This subordination shall likewise apply to each and every advance made or hereafter to be made under such mortgages and to spreaders and consolidations of such mortgages. This Section shall be self-operative and no further instrument of subordination shall be required. In confirmation of such subordination, Tenant shall promptly execute, acknowledge and deliver any instrument that Landlord, the lessor under any such lease or the holder of any such mortgage (or their respective successors-in-interest) may reasonably request to evidence such subordination. If Tenant fails to execute, acknowledge or deliver any such instrument within ten (10) days after request therefore, Tenant hereby irrevocably constitutes and appoints Landlord as Tenant's attorney-in-fact, coupled with an interest, to execute and deliver any such instruments for and on behalf of Tenant. Any lease to which this Lease is subject and subordinate is hereinafter referred to as a "Superior Lease" and the lessor of a Superior Lease is hereinafter referred to as a "Superior Landlord"; and any mortgage to which this Lease is subject and subordinate is hereinafter referred to as a "Superior Mortgage" and the holder of a Superior Mortgage is hereinafter referred to as a "Superior Mortgagee."

7.02 Notice in the Event of Default. If any act or omission of Landlord would give Tenant the right, immediately or after the lapse of a period of time, to cancel or terminate this Lease or to claim a partial or total eviction, Tenant shall not exercise such right (a) until it has give written notice of such act or omission to Landlord and each Superior Mortgagee and Superior Landlord whose name and address shall previously have been furnished to Tenant, and (b) until forty-five (45) days for remedying such act or omission shall have elapsed following the giving of such notice and following the time when such Superior Mortgagee or Superior Landlord shall have become entitled under such Superior Mortgage or Superior Lease, as the case may be, to remedy the same (which reasonable period shall in no event be less than the period to which Landlord would be entitled under this Lease or otherwise, after similar notice to effect such remedy), provided such Superior Mortgagee or Superior Landlord shall, with due diligence, give Tenant notice of intention to, and commence and continue to, remedy such act or omission.

7.03 Successor Landlord. If any Superior Landlord or Superior Mortgagee, or their respective successors and/or assigns, shall succeed to the rights of Landlord hereunder, whether through possession or foreclosure action or delivery of a new lease or deed, then, at the request of such party (hereinafter referred to as "Successor Landlord"), Tenant shall attorn to and recognize each Successor Landlord as Tenant's landlord under this Lease and shall promptly execute and deliver any instrument such Successor Landlord may reasonably request to evidence such attornment.

ARTICLE 8
QUIET ENJOYMENT

So long as Tenant pays all of the Fixed Rent and Additional Rent and performs all of its other obligations hereunder, Tenant shall peaceably and quietly have, hold and enjoy the Premises without hindrance, ejection or molestation by Landlord or any other person lawfully claiming through or under Landlord, subject, nevertheless, to the provisions of this Lease and to Superior Leases and Superior Mortgages. This covenant shall be construed as a covenant running with the land and is not, nor shall it be construed as, a personal covenant of Landlord, except to the extent of Landlord's interest in this Lease and only so long as such interest shall continue. Thereafter, this covenant shall be binding only upon Landlord's successors in interest, to the extent of their respective interest herein, as and when they shall have acquired the same and for so long as they shall retain such interest.

ARTICLE 9
ASSIGNMENT, SUBLETTING AND MORTGAGING

9.01 Prohibition. Tenant shall not, whether voluntarily, involuntarily, or by operation of law, or otherwise (a) assign or otherwise transfer this Lease or the term and estate hereby granted, or offer or advertise to do so, (b) sublet the Premises or any part thereof, or offer or advertise to do so, or allow the same to be used or occupied by anyone other than Tenant, or (c) mortgage, pledge, encumber, or otherwise hypothecate this Lease or the Premises or any part thereof in any manner whatsoever; provided, however, that portions of the Leased Premises may be sublet only upon the express prior written approval of the Landlord, which shall not be unreasonably withheld or delayed. Any violation of the provisions hereinabove set forth shall constitute a default in this Lease and, thereupon, Landlord shall have the option to cancel the same and proceed in accordance with the provisions set forth herein.

9.02 Rights of Landlord. If this Lease is assigned, whether or not in violation of the provisions herein, Landlord may collect rent from the assignee. If the Premises or any part thereof are sublet or used or occupied by anyone other than Tenant, whether or not in violation of this Lease, Landlord may collect rent from the subtenant or occupant. In either event, Landlord may apply the net amount collected to the Fixed Rent and Additional Rent herein reserved, but no such assignment, subletting, occupancy or collection shall be deemed a waiver of any of the provisions of this Section or the acceptance of the assignee, subtenant or occupancy as a tenant, or a release of Tenant from the performance of its obligations hereunder. In the event of the assignment, mortgaging, subletting, or use or occupancy by others (whether or not in violation of this Lease) the same shall not in any way be considered to relieve Tenant from acting in accordance with the terms and prohibitions set forth in
Section 9.01. Reference in this Lease to use or occupancy by others (that is, anyone other than Tenant) shall not be construed as limited to subtenants and those claiming under or through subtenants but as including also licensees and others claiming under or through Tenant, immediately or remotely. Tenant covenants that, notwithstanding any assignment or transfer, and notwithstanding the acceptance of Fixed Rent and/or Additional Rent by Landlord from an assignee, transferee, or any other party, it shall remain fully liable for the payment of the Fixed Rent and Additional Rent and for the other obligations of this Lease to be performed or observed by Tenant.

9.03 Permissible Transfers. The provisions of Section 9.01 (a) shall apply to a transfer of a majority of the stock of Tenant as if such transfer were an assignment of this Lease; but said provisions shall not apply to transactions with a corporation into or with which Tenant is merged or consolidated or to which substantially all of Tenant's assets are transferred, or to any corporation which controls or which is controlled by Tenant, or is under common control of Tenant as long as the new entity has substantially the same or greater net worth as Tenant. Tenant and the Guarantor shall remain liable for the obligation of this Lease during the term of this Lease including Option Periods.

9.04 Assignment Request. In the event Tenant desires to assign or sublease this Lease or any part thereof, Tenant shall submit to Landlord a written request for Landlord's consent to such assignment or subletting. The request shall be accompanied by the name and address of the proposed assignee or subtenant and a copy of the fully executed assignment, conditioned only upon the approval of Landlord, together with the proposed assignee's proposed use of the Premises, current and detailed financial information and affidavit on the proposed assignee or subtenant and such other independent information as Landlord may reasonably request. Based upon such information obtained by Landlord, Landlord may, in its sole reasonable discretion, grant Tenant right to assign or sublet this Lease, withhold from Tenant the right to assign or sublet this Lease or seek additional information with respect to the proposed assignee or subtenant.

If Landlord grants its consent, it shall have the right to require Tenant to pay Landlord a sum of money equal to any rent or other consideration paid to Tenant by such assignee/subtenant in excess of any rent which is then being paid or which, under the terms of this Lease, is to be paid by Tenant to Landlord plus any other profit or gain realized by Tenant upon such assignment. All sums payable by Tenant under this paragraph shall be paid to Landlord as Additional Rent immediately upon receipt thereof by Tenant.

ARTICLE 10
INSURANCE

10.01 Tenant Activities. Tenant shall not violate, or permit the violation of, any condition imposed by any insurance policy issued in respect of the Property, the Building and/or the property therein and shall not do, or permit anything to be done, or keep or permit anything to be kept in the Premises, which would (a) subject Landlord, any Superior Landlord, or any Superior Mortgagee, to any liability or responsibility for personal injury or death or property damage; (b) which would increase any insurance rate in respect of the Property, the Building or the property therein over the rate which would otherwise then be in effect; (c) which would result in insurance companies of good standing refusing to insure the Property, the Building or the property therein in amounts reasonably satisfactory to Landlord; (d) which would result in the cancellation of or the assertion of any defense by the insurer, in whole or in part, to claims under any policy of insurance with respect to the Property, the Building or the property therein.

If, by reason of any failure of Tenant to comply with any provisions of this Lease, the premiums on Landlord's insurance on the Property, the Building and/or property therein shall be higher than it otherwise would be, Tenant shall reimburse Landlord, on demand, for that part of such premiums attributable to such failure on the part of Tenant.

10.02 Waiver of Subrogation. Tenant and Landlord shall secure an appropriate clauses in, or an endorsements upon, each insurance policy covering or applicable to the Premises, the Building and the Property and the personal property, fixtures, and equipment located therein or thereon, pursuant to which the insurance companies waives against the other party. The waiver of subrogation or permission for waiver of any claim shall extend to each party's agents and employees, and in the case of Landlord, each Superior Landlord and Superior Mortgagee.
Tenant and Landlord hereby releases each other, their agents and employees and in the case of Landlord each Superior Landlord and Superior Mortgagee with respect to any claim which it might otherwise have against the other for loss, damage or destruction with respect to each other's property caused by fire or other casualty (including rental value or business interruption as the case may be) occurring during the term of this Lease and normally covered under a fire insurance policy with extended coverage endorsement.

10.03 Insurance to be Maintained by Tenant. (a) At all times during the Term of this Lease, Tenant agrees to keep the trade fixtures, operating equipment, furnishings, improvements and any other equipment furnished and installed by Tenant insured against loss or damage by fire or other casualty, with fire and extended coverage insurance in an amount equal to not less than ninety percent (90%) of the full insurable value thereof, written by one or more responsible insurance companies licensed to do business in the State of Florida, naming Tenant as the insured and the Landlord as the certificate holder. Each such policy shall be noncancelable for any cause without first giving Landlord 30 day's prior written notice. (b) Tenant, at its expense, shall maintain at all times during the term of this Lease public liability insurance with respect to the Premises and the conduct or operation of the business therein, protecting Landlord and Tenant against any and all claims for injury and damage to persons or property or for the loss of life or property occurring in, on or about the Premises, arising out of the act or negligence, omission, nonfeasance or malfeasance of Tenant, its employees, agents, contractors, customers, licensees and invitees. Such insurance shall be carried in a minimum amount of not less than One Million Dollars ($1,000,000.00) for bodily injury or death to any one person or any number of persons in any one occurrence and not less than Five Hundred Thousand Dollars ($500,000.00) for property damage. Landlord and its managing agent, if any, and any Superior Landlord and Superior Mortgagee whose name and address shall previously have been furnished to Tenant, shall be named as additional insured. Tenant shall deliver to Landlord evidence of such insurance and any necessary additional insurance in a form satisfactory to Landlord, issued by the insurance company or its authorized agent, at least ten (10) days prior to the Lease Commencement Date. Tenant shall procure and pay for renewals of such insurance from time to time before the expiration of the policy or certificate thereof at least thirty (30) days prior to the expiration of any existing policy. All such policies shall be issued by companies of recognized responsibility licensed to do business in the State of Florida and all such policies shall contain a provision whereby the same cannot be canceled or modified unless Landlord is given at least twenty (20) days' prior written notice of such cancellation or modification. Landlord may require the amount of any public liability insurance to be maintained by Tenant increased so that the amount adequately and reasonably protects Landlord's interest.

ARTICLE 11
ALTERATIONS

11.01 Procedural Requirements. Tenant may, from time to time, at its expense, make such alterations, decorations, additions, or improvements (including but not limited to initial leasehold improvements to the Premises) (hereinafter collectively referred to as "Alterations") in and to the Premises, excluding structural changes, as Tenant may reasonably consider necessary for the conduct of its business in the Premises, provided, however, that written consent of the Landlord has been first obtained. Landlord's consent shall not be unreasonably withheld, provided, however, that: (a) the outside of the Building shall not be affected; (b) the Alterations are non-structural and the strength of the Building shall not be affected; (c) the Alterations are to the interior of the Premises and no part of the Building outside of the Premises shall be affected; (d) the proper functioning of the structural, mechanical, electrical, sanitary and other service systems of the Building shall not be adversely affected and the usage of such systems by Tenant shall not be increased; (e) the Alterations are accomplished in a workmanlike manner and equal to or greater than the quality of materials used in the building and other tenants; and (f) Tenant obtains all necessary governmental approvals or permits prior to commencing the alterations.

Prior to the commencement of any alterations which exceed $5,000.00 in total cost of work performed or any alterations which would involve mechanical, electrical, sanitary or other service systems of the Building, Tenant shall submit to Landlord for Landlord's approval the following:

1. List of Tenant's contractors and/or subcontractors, each of which shall be approved by Landlord, which approval shall not be unreasonably withheld.

2. Four complete sets of plans and specifications certified by a registered architect or professional engineer. The scale on said plans shall be no smaller than one eighth (_) inch equaling one foot.

3. Adequate proof that Tenant has obtained all necessary governmental permits and certificates for the commencement and prosecution of Tenant's Work.

4. Executed copy or copies substantiating the following insurance coverage requirements which shall be provided and maintained by Tenant (and, if appropriate, naming Landlord as an additional insured) at its own expense, until completion of Tenant's Work.

   a. Worker's compensation insurance in accordance with the laws of the State of Florida.

   b. Commercial General Liability insurance, including coverage for protective and contractual liability, for not less than the following limits:

      (i)   Bodily injury:   $1,000,000.00 per person
                             $1,000,000.00 per occurrence

      (ii)  Property damage: $1,000,000.00 per occurrence
                             $1,000,000.00 aggregate

   c. Commercial Automobile Liability insurance (covering all owned, non-owned and/or hired motor vehicles to be used in connection with Tenant's Work) for not less than the following limits:

     (i)    Bodily injury:   $1,000,000.00 per person
                             $1,000,000.00 per occurrence

     (ii)   Property damage: $1,000,000.00 per occurrence

   d. An Umbrella Liability Insurance Policy with a minimum single limit of $1,000,000 in excess of the Employers' Liability, Comprehensive General Liability and Comprehensive Automobile Liability insurance policies required herein.

   e. Builder's Risk - All Risk, Builder's Risk insurance on the completed value (non-reporting full coverage) form.

   f. Such other insurance coverage as may be reasonably requested by Landlord including insurance against fire, hazard and other peril against interior improvements and fixtures in the Premises, provided in no event shall any such other insurance require any co-insurance or waiver of subrogation provisions.

Tenant shall obtain and deliver to Landlord (if so requested) either (i) a performance bond and a labor and materials payment bond (issued by a corporate surety licensed to do business in Florida), each in an amount equal to one hundred twenty-five percent (125%) of estimate of the cost of the Alterations and in form reasonably satisfactory to Landlord, or (ii) such other security as shall be reasonably satisfactory to Landlord.

11.02 Performance of Alterations. Tenant, at its expense, shall obtain all necessary governmental permits and certificates for the commencement and prosecution of Alterations and for the final approval thereof upon completion, and shall cause the Alterations to be performed in compliance therewith and in compliance with all applicable law and requirements of public authorities and insurance bodies. The Alterations shall be diligently performed in a good and workmanlike manner, using new materials and equipment at least equal in quality and class to the better of (a) the original installations of the Building or (b) the then standards for the Building established by Landlord. Alterations shall be performed in such manner as to not unreasonably interfere with or delay and as not to impose any additional expense upon Landlord in the construction, maintenance, repair or operation of the Building; and if any such expense is incurred by Landlord, Tenant shall pay the same upon substantiation and demand. Tenant shall accomplish any alterations so as to not disturb other tenants in the building even if same means that Tenant contractors must work overtime at its expense. Landlord may establish reasonable procedures for Tenant to follow including time permitted for construction and method of construction.

11.03 Lien Prohibition. Tenant, at its expense, and with due diligence and dispatch, shall procure the cancellation or discharge of all notices of violation arising from or otherwise connected with Alterations, or any other work, labor, services or material done for or supplied to Tenant, or any person claiming through or under Tenant, which shall be issued by any public authority to create any liens for labor or materials on or against the Property, the Building and/or the Premises. Tenant shall defend, indemnify, and save Landlord harmless from and against any and all mechanic's and other liens and encumbrances filed in connection with Alterations or any other work, labor, services, or materials done for or supplied to Tenant, or any person claiming any materials, fixtures or articles installed in and constituting a part of the Premises and against all costs, expenses, and liabilities (including reasonable attorney's fees to and through any appellate proceedings) incurred in connection with any such lien or encumbrance or any action or proceeding brought thereon. Tenant, at its expense, shall procure the satisfaction, bond or discharge of record of all such liens and encumbrances within fifteen (15) days after notice of the filing thereof. In the event Tenant has not so performed, Landlord may, at its option, pay and discharge such liens and Tenant shall be responsible to reimburse Landlord for all costs and expenses incurred in connection therewith, which expenses shall include reasonable attorney's fees (to and through any appellate proceedings) and any costs in posting bond to effect discharge or release of the lien as an encumbrance against the Premises, the Building and/or the Property. Landlord has recorded a prohibition against the filing of mechanic liens by Tenant's contractors, subcontractors, architects or materialmen.

ARTICLE 12
LANDLORD'S AND TENANT'S PROPERTY

12.01 Landlord's Property. All fixtures, equipment, improvements and appurtenances attached to or built into the Premises at the commencement of or during the term of this Lease, whether or not by or at the expense of Tenant, are the property of the Landlord (the "Landlord's Property") and shall not be removed by Tenant except as set forth herein. Further, any personal property in the Premises on the Lease Commencement Date, unless paid for by Tenant without reimbursement by Landlord, shall be and shall remain the property of the Landlord and shall not be removed by Tenant. All carpeting contained within the Premises during the term of this Lease shall be and remain the property of Landlord and shall not be removed or replaced without the prior written consent and approval by Landlord.

12.02 Tenant's Property. All movable partitions, business and trade fixtures, machinery and equipment, communications equipment and office equipment, whether or not attached to or built into the Premises, which are installed in the Premises by or for the account of Tenant without expense to Landlord and which can be removed without structural damage to the Building or expenses to Landlord, and all furniture, furnishings and other articles of movable personal property owned by Tenant and located in the Premises shall be and shall remain the property of the Tenant (the "Tenant's Property") and may be removed by Tenant at any time during the term of this Lease. In the event Tenant's Property is so removed, Tenant shall repair or pay the cost of repairing any damage to the Premises or to the Building, including common areas, resulting directly or indirectly from the installation and/or removal thereof. Any equipment or other property for which Landlord shall have granted any allowance or credit to Tenant shall not be deemed to have been installed by or for the account of Tenant without expense to Landlord and shall not be considered Tenant's Property, but shall be deemed the property of Landlord. Tenant shall pay Landlord the reasonable cost of Landlord to supervise the removal of the property from the Premises. Tenant shall give Landlord ten (10) days notice of date and time of any proposed removal of more than one third of the existing personal property or fixtures from the Premises.

12.03 Removal of Tenant's Property. At or before the expiration date of this Lease, or the date of any earlier termination hereof, or within fifteen (15) days after such an earlier termination date, Tenant, at its expense, shall remove from the Premises all of Tenant's Property (except such items thereof as Tenant desires to leave and Landlord shall have expressly permitted to remain, which property shall become the property of Landlord), and Tenant shall repair any damage to the Premises or the Building resulting from any installation and/or removal of Tenant's Property. Any other items of Tenant's Property which shall remain in the Premises after the expiration date of this Lease, or after a period of Fifteen (15) days following an earlier termination date, may, at the option of Landlord, be deemed to have been abandoned, and in such case, such items may be retained by Landlord as its property or disposed of by Landlord, without accountability, in such manner as Landlord shall determine, at Tenant's expense.

ARTICLE 13
REPAIRS AND MAINTENANCE

13.01 Tenant Repairs and Maintenance. Tenant shall, at its expense, throughout the term of this Lease, take good care of the Premises, the fixtures and appurtenances therein and Tenant's Property. Tenant shall be responsible for all repairs, interior and exterior, structural and non-structural, ordinary and extraordinary, in and to the Premises and the Building and the facilities and systems thereof, the need for which arises out of (a) the performance or existence of Tenant's Work or Alterations,
(b) Tenant's installation, use or operation of Tenant's Property in the Premises, (c) the moving of Tenant's Property in or out of the Building, or (d) the act, omission, misuse, or neglect of Tenant or any of its subtenants or its or their employees, agents, contractors, or invitees. Then Tenant, at its expense, shall promptly replace all scratched, damaged, or broken doors and glass in and about the Premises and shall be responsible for all repairs, maintenance and replacement of wall and floor coverings in the Premises and for the repair and maintenance of all sanitary and electrical fixtures therein which exclusively serve the Premises. Tenant shall promptly make, at Tenant's expense, all repairs in or to the Premises for which Tenant is responsible, and any repairs required to be made by Tenant to the mechanical, electrical, sanitary, heating, ventilating, air conditioning, or other systems of the Building shall be performed only by contractor(s) designated by Landlord. All such repairs shall be performed at such times and in such manner as shall cause the least interference with the operation of the central systems of the Building and the use of the Building by other occupants. All such repairs shall be subject to the supervision and control of Landlord for which Landlord may charge Tenant a reasonable fee.

Any other repairs in or to the Building and the facilities and systems thereof for which Tenant is responsible shall be performed by Landlord at Tenant's expense. Landlord shall have the right, but not the duty to make any repairs required to be made by Tenant as described above and charge the Tenant for the cost of said repairs which shall be considered Additional Rent and shall be due and payable within thirty (30) days of receipt of the charges described herein.

13.02 Landlord Repairs and Maintenance. Landlord, at its expense, shall keep and maintain the public portions of the building and its systems and facilities serving the Premises in good and working order, condition and repair, and shall make all repairs, structural and otherwise, interior and exterior, as and when needed in or about the Premises, except for those repairs for which Tenant is responsible pursuant to any of the provisions of this Lease. Landlord shall have no liability to Tenant, nor shall Tenant's covenants and obligations hereunder be reduced or abated in any manner whatsoever, by reason of any inconvenience, annoyance, interruption or injury to business arising from Landlord's making any repairs or changes which Landlord is required or permitted by this Lease, or required by law, to make in or to any portion of the Building or the Premises, or in or to the fixtures, equipment or appurtenances of the Building or the Premises.

Additionally, Tenant waives any and all claims of any kind, nature or description against Landlord arising out of the failure of the Landlord from time to time to furnish any of the services requested to be furnished hereunder including, without limitation, air conditioning, heat, electricity, elevator service, and toilet facilities. Not withstanding the foregoing, no such waiver, limitation of liability, or restriction of right of set-off or abatement shall apply to relieve Landlord of responsibility for damage relating to the gross negligence or willful act or omission of Landlord, its agents, employees, invitees, etc.

13.03 Tenant Equipment. Tenant shall not place a load upon any floor of the Premises which exceeds the load per square foot which such floor was designed to carry or which is allowed by law. Business machines and mechanical equipment belonging to Tenant which cause noise or vibrations that may be transmitted to the structure of the Building or to the Premises to such a degree as to be objectionable to Landlord shall, at the Tenant's expense, be placed and maintained by Tenant in settings of cork, rubber or spring-type vibration eliminators sufficient to eliminate such noise or vibration.

ARTICLE 14
HEAT, VENTILATION, AIR CONDITIONING, AND ELECTRICAL ENERGY

14.01 Air Conditioning and Heating Provided by Landlord. Except as otherwise provided herein, Landlord, at its expense, shall maintain and operate the heating, ventilating and air conditioning systems serving the Premises as may be reasonably required for reasonably comfortable occupancy of the Premises during Business Hours of Business Days. "Business Hours" shall mean 8:00 a.m. through 6:00 p.m. during Business Days. "Business Days" shall mean all days except Saturdays (after 1:00 p.m.), Sundays and days observed by the Federal or state government as legal holidays, and such other days as shall be designated as holidays. If Tenant shall require such services any other time, Landlord may at its option furnish the same upon not less than twenty four (24) hours written notice and Tenant shall pay to Landlord, upon demand, Landlord's then established charges therefore which at the date of execution of this Agreement is $17.50 per air conditioning/handling unit per hour or any portion thereof.

14.02 Use of Electrical Energy by Tenant. Tenant's use of electrical energy in the Premises shall not, at any time, exceed the capacity of any of the electrical conductors and equipment in or otherwise serving the Premises. In order to insure that such capacity is not exceeded and to avert possible adverse effects upon the Building's electric service, Tenant shall not, without Landlord's prior written consent in each instance, connect appliances or equipment to the Building electric distribution system, or make any alteration or addition to the electric system of the Premises existing on the Lease Commencement Date. Tenant's electrical usage under this Lease contemplates only the use of normal and customary office equipment including office computers. In the event Tenant installs any office equipment which uses substantial additional amounts of electricity, then Tenant agrees that Landlord's prior written consent is required before the installation of such additional office equipment and Landlord shall have the right to charge the Tenant an additional cost for said usage.

ARTICLE 15
OTHER SERVICES

15.01 Services Provided by Landlord. Landlord, at its expense, shall provide elevator service to the Premises during Business Hours of Business Days, and Landlord shall have at least one elevator subject to call at all other times. The use of the elevators shall be subject to the rules and regulations promulgated by the Landlord. Landlord shall furnish adequate water for drinking, lavatory and cleaning purposes. Landlord shall also furnish all electric power reasonably required for lighting and the operation of ordinary office copying equipment and ordinary desk-top office equipment. Landlord shall maintain standard listings on the Building directory of the names of Tenant, and the names of any of Tenant's officers and employees, provided that the names so listed shall not use more than Tenant's Proportionate Share of the space on the Building directory based upon the square feet of Leased space in the Building. Tenant shall pay the cost of any changes or modifications requested by Tenant.

15.02 Janitorial Standards. Provided that Landlord, its cleaning contractor and their employees shall have access to the Premises at all reasonable times and shall have the right to use, without charge therefore, all light, power, and water in the Premises reasonably required to clean the same, Landlord shall cause the Premises, including the exterior and interior of the windows thereof, to be cleaned in a manner standard to the Building. Landlord shall not be required to clean any portions of the Premises used for the preparation, serving or consumption of food or beverages, training rooms, data processing or reproducing operations, private lavatories or toilets. Tenant shall pay to Landlord on demand the cost incurred by Landlord for (a) extra cleaning work in the Premises required because of (i) misuse or neglect on the part of Tenant or subtenants or its or their employees or visitors, (ii) the use of portions of Premises for special purposes requiring greater or more difficult cleaning work than office areas, (iii) interior glass partitions or unusual quantity of interior glass surfaces and (iv) non-building standard materials or finishes installed by Tenant or at its request and
(b) removal from the Premises and the Building of any refuse and rubbish of Tenant in excess of that ordinarily accumulated in business office occupancy or times other than Landlord's standard cleaning times, and (c) the use of the Premises by Tenant other than during Business Hours on Business Days.

15.03 Involuntary Cessation of Services. Landlord reserves the right, without any liability to Tenant and without affecting Tenant's covenants and obligation hereunder, to stop service of the heating, air conditioning, electric, sanitary, elevator, or other Building systems serving the Premises, or to stop any other services required by Landlord under this Lease, whenever and for so long as may be necessary, by reason of accidents, emergencies, strikes, or the making of repairs or changes which Landlord is required by this Lease or by law to make or in good faith deems necessary, by reason of inability or delay in securing proper supplies of fuel, steam, water, electricity, labor, or supplies, or by reason of any other cause beyond Landlord's reasonable control. Involuntary cessation of services as described herein shall not be considered constructive eviction nor shall there be any abatement of rent.

15.04 First Class Condition. Subject to the terms of this Lease, Landlord represents and agrees with Tenant that it will provide the services described in this Agreement to Tenant and will maintain the Building in a first class quality appearance and condition throughout the term of this Lease.

ARTICLE 16
ACCESS AND NAME

16.01 Common Areas. Except for the space within the inside surfaces of all walls, hung ceilings, floors, windows and doors bounding the Premises, all of the Building, including, without limitation, exterior Building walls, core corridor walls and doors and any core corridor entrance, any terraces or roofs adjacent to the Premises, and any space in or adjacent to the Premises used for shafts, stacks, pipes, conduits, fan rooms, ducts, electric or other utilities, sinks or other Building facilities, and the use thereof, as well as access thereto through the Premises for the purposes of operation, maintenance, decoration and repair, are reserved to Landlord. Landlord reserves the right, and Tenant shall permit Landlord, to install, erect, use and maintain pipes, ducts and conduits in and through the Premises provided that none interferes unreasonably with Tenant's business.

16.02 Landlord's Right of Access. Landlord and its agents shall have the right to enter and/or pass through the Premises upon reasonable notice during normal hours (a) to examine the Premises and to show them to actual and prospective Superior Landlords, Superior Mortgagees, or prospective purchasers, mortgagees or lessees of the Building and (b) to make such repairs, alterations, additions and improvements in or to the Premises and/or the Building or its facilities and equipment as Landlord is required or desires to make. Landlord shall be allowed, in the exercise of reasonable care on its part, to take all materials into and upon the Premises that may be required in connection therewith, without any liability to Tenant and without any reduction of Tenant's covenants and obligations hereunder. During the period of six (6) months prior to the expiration date of this Lease, Landlord and its agents may exhibit the Premises to prospective tenants unless the Term of Tenant's Lease has been extended.

16.03 Landlord's Right to Repair and Maintain. If at any time any windows of the Premises are temporarily darkened or obstructed by reasons of any repairs, improvements, maintenance and/or cleaning in or about the Building, or if any part of the Building, other than the Premises, is temporarily or permanently closed or inoperable, the same shall be without liability to Landlord and without any reduction or diminution of Tenant's obligations under this Lease. Landlord reserves the right, at any time, without incurring any liability to Tenant therefore, and without affecting or reducing any of Tenant's covenants and obligations hereunder, to make such changes, alterations, additions and improvements in or to the Building as Landlord shall deem necessary or desirable.

16.04 Name of Building. Landlord may adopt any name for the Building and reserves the right to change the name and/or address of the Building at any time.

16.05 Signs. Tenant is not permitted to erect any signs in the Building without written approval of Landlord. Landlord shall install a sign in the common area with the name of Tenant and suite number in building standard graphics. After initial signage, any changes to signage shall be at Tenant's expense.

ARTICLE 17
NON-LIABILITY AND INDEMNIFICATION

17.01 Non-Liability. Neither Landlord nor any partner, director, officer, agent, servant, or employee of Landlord, any Superior Landlord or any Superior Mortgagee, shall be liable to Tenant for any loss, injury, or damage to Tenant or to any other person, or to its or their property, irrespective of the cause of such injury, damage or loss, relating to the operation or maintenance of the Premises or the Building except for gross negligence or willful misconduct of Landlord. Further, neither Landlord, any Superior Landlord or any Superior Mortgagee, nor any partner, director, officer, agent, servant, or employee of Landlord shall be liable
(a) for any such damage caused by other tenants or persons in, upon or about the Building, or caused by operations in construction of any private, public or quasi-public work; or (b) for consequential damages arising out of any loss of use of the Premises or any equipment or facilities therein by Tenant or any person claiming through or under Tenant as a result of the damage referred to in 17.01 (a).

17.02 Tenant Indemnification. Tenant shall indemnify and hold Landlord and all Superior Landlords and Superior Mortgagees and its and their respective partners, directors, officers, agents and employees harmless from and against any and all claims arising from or in connection with (a) the conduct or management of the Premises or any business at or upon the Premises during the term of this Lease or during the period of time, if any, prior to the Lease Commencement Date that Tenant may have been given access to the Premises; (b) any act, omission or negligence of Tenant or any of its subtenants or licensees or its or their partners, directors, officers, agents, visitors, employees or contractors; (c) any accident, injury or damage whatsoever (unless caused by the negligent act or omission or willful misconduct of Landlord, its agents, officers, servants, Superior Landlord, Superior Mortgagee) occurring in, at or upon the Premises; and (d) any breach or default by Tenant in the full and prompt payment and performance of Tenant's obligations under this Lease; together with all costs, expenses and liabilities incurred in or in connection with each such claim or action or proceeding brought thereon, including without limitation, all reasonable attorneys' fees (to and through appellate proceedings) and expenses. In case any action or proceeding be brought against Landlord and/or any Superior Landlord or Superior Mortgagee and/or its or their partners, directors, officers, agents and/or employees by reason of any such claim, Tenant, upon notice from Landlord or such Superior Landlord or Superior Mortgagee, shall resist and defend such action or proceeding (by counsel reasonably satisfactory to Landlord and/or such Superior Landlord or Superior Mortgagee).

17.03 Force Majeure. The obligations of Tenant hereunder shall not be affected, impaired or excused, nor shall Landlord have any liability whatsoever to Tenant, because (a) Landlord is unable to fulfill, or is delayed in fulfilling any of its obligations under this Lease by Reasons of act of God, war, strike, other labor trouble, governmental pre-emption of priorities or other controls in connection with a national or other public emergency or labor or materials, or any other cause, whether similar or dissimilar, beyond Landlord's reasonable control; or (b) of any failure or defect in the supply, quantity or character of electricity or water furnished to the Premises, by reasons of any requirement, act or omission of any public utility or others serving the Building beyond Landlord's reasonable control. Tenant shall not hold Landlord liable, excluding gross negligence of Landlord, for any latent defect in the Premises or the Building.

ARTICLE 18
DAMAGE OR DESTRUCTION

18.01 Notification. Tenant shall give prompt notice to Landlord of (a) any occurrence in or about the Premises for which Landlord might be liable,
(b) any fire or other casualty in the Premises, (c) any damage to or defect in the Premises, including the fixtures, equipment and appurtenances thereof, for the repair of which Landlord might be responsible, and (d) any damage to or defect in any part or appurtenance of the Building's sanitary, electrical, heating, ventilating, air conditioning, elevator or other systems located in or passing through the Premises or any part thereof.

18.02 Repair Provisions. In the event of loss of, or damage to, the Premises or the Building by fire or other casualty, the rights and obligations of the parties hereto shall be as follows:

a. If the Premises or any part thereof shall be damaged by fire or other casualty, Tenant shall give prompt notice thereof to Landlord, and Landlord, upon receiving such notice, shall proceed promptly and with reasonable diligence, subject to Force Majeure and a reasonable time for adjustment of insurance losses, to repair, or cause to be repaired, such damage in a manner designed to minimize interference with Tenant's occupancy (but with no obligation to employ labor at overtime or other premium pay rates). If the Premises or any part thereof shall be rendered untenantable by reason of such damage, whether to the Premises or the Building, the Fixed Rent and Additional Rent Charges shall proportionately abate for the period from the date of such damage to the date when such damage shall have been repaired for the portion of the Premises rendered tenantable. If, however, prior to the date when all of such damage shall have been repaired, any part of the Premises so damaged shall be rendered tenantable and shall be used or occupied by Tenant or any Person or Persons claiming through or under Tenant, then the amount by which the Fixed Rent and Additional Rent and Charges shall abate shall be equitably apportioned for the period from the date of any such use.

b. If, as a result of fire or other casualty more that one-half (_) of the Building Rentable Area is rendered untenantable, Landlord within 60 days from the date of such fire or casualty may terminate this Lease by notice to Tenant, specifying a date, not less than 20 nor more than 40 days after the giving of such notice, on which the Term shall expire as fully and completely as if such date were the date herein originally fixed for the expiration of the Term. If the Premises are damaged as a result of fire or other casualty and if the damage to the Premises (but not including Tenant's Installations or Alterations) is so extensive that such damage cannot be substantially repaired within 180 days from the date of the fire or other casualty (except for Force Majeure), either Landlord or Tenant within 30 days from the date of such fire or other casualty may terminate this Lease by notice to the other, specifying a date, not less than 20 nor more than 40 days after the giving of such notice, on which the Term shall expire as fully and completely as if such date were the date originally fixed for the expiration of the Term. If either Landlord or Tenant terminates this Lease, the Fixed Rent and Additional Rent and Charges shall be apportioned as of the date of such fire or other casualty. If neither Landlord nor Tenant so elects to terminate this Lease, then Landlord shall proceed to repair the damage to the Building and the damage to the Leased Premises (but not Tenant's Installations or Alterations), if any shall have occurred, and the Fixed Rent and Additional Rent and Charges shall meanwhile be apportioned and abated all as provided in subsection (a). If, however, such damage is not repaired and the Premises and the Building restored to reasonably the same condition as they were prior to such damage within 270 days from the date of such damage (such 270 day period to be extended by the period of any Force Majeure plus a reasonable time for adjustment of insurance losses), Tenant, within 30 days from the expiration of such 270 day period (as the same may be extended), may terminate this Lease by notice to Landlord, specifying a date not more than 60 days after the giving of such notice on which the Term shall expire as fully and completely as if such date were the date herein originally fixed for the expiration of the Term.

c. If the Premises shall be rendered untenantable to the extent of fifty (50%) percent or more by fire or other casualty during the last six months of the Term, Landlord or Tenant may terminate this Lease upon notice to the other party given within 90 days after such fire or other casualty specifying a date, not less than 20 days nor more than 40 days after the giving of such notice, on which the Term shall expire as fully and completely as if such date were the date originally fixed for the expiration of the Term. If either Landlord or Tenant terminates this Lease pursuant to this subsection, the Fixed Rent and Additional Rent and Charges shall be apportioned as of the date of such fire or casualty.

d. Landlord shall not be required to repair or replace any of Tenant's Installations or Alterations or any other personal property of Tenant and no damages, compensation or claim shall be payable by Landlord for inconvenience, loss of business or annoyance arising from any repair or restoration of any portion of the Premises or of the Building, but the foregoing shall not be deemed to relieve Landlord of liability for the gross act or omission or willful misconduct of Landlord its agents, etc., or its breach of any covenant of this Lease.

e. The provisions of this Section shall be considered an express agreement governing any instance of damage or destruction of the Building or the Premises by fire or other casualty, and any law now or hereafter in force providing for such a contingency in the absence of express agreement shall have not application.

f. Notwithstanding any other provision of this Lease, Landlord shall not be liable or responsible for, and Tenant hereby releases Landlord and its partners, officers, directors, agents and employees from, any and all liability or responsibility to Tenant or any Person claiming by, through or under Tenant, by way of subrogation or otherwise, for any injury, loss or damage to Tenant's property covered by a valid and collectible fire insurance policy with extended coverage endorsement. Tenant shall require its insurer(s) to include in all of Tenant's insurance policies which could give rise to a right of subrogation against Landlord a clause or endorsement whereby the insurer(s) shall waive any rights of subrogation against Landlord, and Tenant shall pay any additional premium required therefore.

g. Notwithstanding any other provision of this Lease, Tenant shall not be liable or responsible for, and Landlord hereby releases Tenant and its partners, officers, directors, agents and employees from, any and all liability or responsibility to Landlord or any Person claiming by, through or under Landlord, by way of subrogation or otherwise, for any injury, loss or damage to Landlord's property covered by a valid and collectible fire insurance policy with extended coverage endorsement. Landlord shall require its insurer(s) to include in all of Landlord's insurance policies which could give rise to a right of subrogation against Tenant a clause or endorsement whereby the insurer(s) shall waive any rights of subrogation against Tenant, and Landlord shall pay any additional premium required therefore.

h. The proceeds payable under all fire and other hazard insurance policies maintained by Landlord on the Building shall belong to and be the property of Landlord and Tenant shall not have any interest in such proceeds. Tenant agrees to look to its own fire and hazard insurance policies in the event of damage to Tenant's Installations or Alterations or its personal property.

ARTICLE 19
EMINENT DOMAIN

If the whole or a substantial part of the Premises or the Building shall be taken or condemned or is under threat of being taken by any governmental authority for any public or quasi-public use or purpose, then the term of this Lease shall cease and terminate as of the date when title vests in such governmental authority, and Tenant shall have no claim against Landlord or the condemning authority for any portion of the amount that may be awarded as damages as a result of such taking or condemnation or for the value of any unexpired term of the Lease. Tenant may make a separate claim against the condemning authority for a separate award for the value of any unexpired term of the Lease, Tenant's tangible personal property and trade fixtures and for consequential damages as may be allowed by law, provided the same shall be abated on the date when such title vests in such governmental authority. If less than a substantial part of the Premises is taken, or condemned or is under threat of being taken by any governmental authority for any public or quasi-public use or purpose, monthly rent shall be equitably adjusted on the date when title vests in such governmental authority, and the Lease shall otherwise continue in full force and effect. For purposes of this Article, a substantial part of the Premises shall be considered to have been taken if more than twenty-five percent (25%) of the Premises are unusable by Tenant. Landlord may elect to terminate this Lease (whether or not the Premises shall have been condemned), if Landlord elects to demolish the remainder of the Building.

ARTICLE 20
SURRENDER

On the last day of the term of this Lease, or upon any earlier termination of this Lease, or upon any re-entry by Landlord upon the Premises, Tenant shall quit and surrender the Premises to Landlord "broom-clean" and in good order, condition and repair, except for ordinary wear and tear and such damage or destruction as Landlord is required to repair or restore under this Lease, and Tenant shall remove all of the Tenant's Property therefrom except as otherwise expressly provided in this Lease. Except as permitted by the terms of this Lease or by law, no termination of this Lease prior to the expiration date shall affect Landlord's right to collect Fixed Rent and Additional Rent for any period prior to the effective date of termination. If Tenant remains in possession after the expiration date hereof (a) Tenant shall be deemed a tenant at sufferance,
(b) Tenant shall pay two hundred percent (200%) of the Fixed Rent and Additional Rent last prevailing hereunder, (c) there shall be no renewal or extension of this Lease by operation of law, and (d) the tenancy at sufferance may be terminated upon fifteen (15) days' notice from Landlord.

ARTICLE 21
CONDITIONS OF LIMITATION

21.01 Bankruptcy of Tenant. In the event that Tenant shall make an assignment for the benefit of creditors, or shall file a voluntary petition under any bankruptcy or insolvency law, or an involuntary petition alleging an act of bankruptcy or insolvency shall be filed against Tenant under any bankruptcy or insolvency law, or whenever a petition shall be filed by or against Tenant under the reorganization provisions of the United States Bankruptcy Act or under the provision of any law of like import, or whenever a petition shall be filed by Tenant under the arrangement provisions of the United States Bankruptcy Act or under the provisions of any law of like import, or whenever a permanent receiver of Tenant, or of or for the property of Tenant shall be appointed, then Landlord if such event occurs without the acquiescence of Tenant at any time after the event continues for sixty (60) days, may give Tenant a notice of intention to end the term of this Lease at the expiration of five (5) days from the date of service of such notice whereupon this Lease, and the term and estate hereby granted, whether or not the term shall theretofore have commenced, shall thereupon terminate with the same effect as if the day were the expiration date of the Lease; however, Tenant shall remain liable for all damages set forth in this Lease.

21.02 Default Provisions.

a. Each of the following events shall be deemed to be, and is referred to in this Lease as, an "Event of default":

   1. A default by Tenant in the due and punctual payment of any Fixed Rent or Additional Rent or Charges which continues for more than ten (10) days; Landlord shall notify Tenant in writing of such deficiency; or

   2. The neglect or failure of Tenant to perform or observe any of the terms, covenants or conditions contained in this Lease on Tenant's part to be performed or observed other than those referred to in paragraph 21.02 a.1. above which is not remedied by Tenant within 30 days after Landlord shall have given to Tenant written notice specifying such neglect or failure, provided that such thirty (30) day period shall be extended for the time period reasonably necessary to diligently cure such neglect or failure if such cure cannot reasonably be accomplished during such thirty (30) day period and Tenant has commenced to cure the default; or

   3. The assignment, transfer, mortgaging or encumbering of this Lease or the subletting of the Premises in a matter not permitted by
      Article 9; or

b. Upon the occurrence of an Event of Default, pursuant to subsection (a), Landlord shall have the right, at its election, then or at any time thereafter, either:

   1. To give Tenant written notice that this Lease will terminate on a date to be specified in such notice, which date shall not be less than three (3) days after such notice, and on the date specified in such notice Tenant's right to possession of the Premises shall cease and this Lease shall thereupon be terminated, but Tenant shall remain liable as provided in paragraph 22.01; or

   2. Without demand or notice, to re-enter and take possession of the Premises, or any part thereof, and repossess the same as of Landlord's former estate and expel Tenant and those claiming through or under Tenant and remove the effects of both or either, by summary proceedings, or by action at law or in equity or by force (if necessary) or otherwise, without being deemed guilty of any manner of trespass and without prejudice to any remedies for arrears of rent or preceding breach of covenant.

If Landlord elects to re-enter under paragraph 21.02 b.2., Landlord may terminate this Lease, or, from time to time, without terminating this Lease, may relet the Premises, or any part thereof, as agent for Tenant for such term or terms and at such rental or rentals and upon such other terms and conditions as Landlord may deem advisable, with the right to make alterations and repairs to the Premises.

No such re-entry or taking of possession of the Premises by Landlord shall be construed as an election on Landlord's part to terminate this Lease unless a written notice of such intention is given to Tenant under paragraph 21.02 b.1. above or unless the termination thereof be decreed by a court of competent jurisdiction.

ARTICLE 22
DAMAGES

22.01 Tenant Liability. If Landlord terminates this Lease pursuant to
Article 21, Tenant shall remain liable (in addition to accrued liabilities) to the extent legally permissible for:

(i) the sum of:

    (A) all Fixed Rent and Additional Rent provided for in this Lease until the date this Lease would have expired had such termination not occurred, and;

    (B) any and all reasonable expenses incurred by Landlord in re-entering the Premises not including any Excess Rent charged by Landlord to new tenant, repossessing the same, making good any default of Tenant, painting, altering or dividing the Premises, combining the same with any adjacent space for any new tenants, putting the same in proper repair, reletting the same (including any and all reasonable attorney's fees and disbursements and reasonable brokerage fees incurred in so doing), and any and all expenses which Landlord may incur during the occupancy of any new tenant (other than expenses of a type that are Landlord's responsibility under the terms of this Lease), less;

    (C) all Fixed Rent and Additional Rent for the period from the Lease Commencement Date to the Rent Commencement Date based upon the rate of both Fixed Rent and Additional Rent described in paragraphs
        (g) and (h) of the Fundamental Lease Provisions Section, less;

(ii) the net proceeds of any reletting, to the extent that the proceeds are less than or equal to the amount due under (i) above.

Tenant agrees to pay to Landlord the difference between items (i) and (ii) above with respect to each month during the Term, at the end of such month. Any suit brought by Landlord to enforce collection of such difference for any one month shall not prejudice Landlord's right to enforce the collection of any difference for any subsequent month. In addition to the foregoing, Tenant shall pay to Landlord such sums as the court which has jurisdiction thereover may adjudge reasonable as attorney's fees with respect to any successful law suit or action instituted by Landlord to enforce the provisions of this Lease. Landlord shall have the right, at its sole option, to relet the whole or any part of the Leased Premises for the whole of the unexpired Term, or longer, or from time to time for shorter periods, for any rental then obtainable, giving such concessions of rent and making such special repairs, alterations, decorations and paintings for any new tenant as Landlord, in its sole and absolute discretion, may deem advisable. Tenant's liability as aforesaid shall survive the institution of summary proceedings and the issuance of any warrant thereunder. Landlord shall be under no obligation to relet the Leased Premises, but agrees to use its best efforts to do so.

22.02 Rights of Landlord. Suit or suits for the recovery of such damages, or any installments thereof, or acceleration of all Fixed Rent and Additional Rent due during the remaining Lease Term, may be brought by Landlord from time to time at its election, and nothing contained herein shall be deemed to require Landlord to postpone suit until the date when the term of this Lease would have expired nor limit or preclude recovery by Landlord against Tenant of any sums or damages which, in addition to the damages particularly provided above, Landlord may lawfully be entitled by reason of any default hereunder on the part of Tenant. The various rights, remedies and elections of Landlord reserved, expressed or contained herein are cumulative and no one of them shall be deemed to be exclusive of the others or of such other rights, remedies, options or elections as are now or may hereafter be conferred upon Landlord by law. Landlord is hereby granted a valid security interest to secure payment of all Fixed Rent and Additional Rent becoming due hereunder and to secure payment of any loss or damage due to any default by Tenant hereunder and to secure payment of any loss or damage due to any default by Tenant hereunder upon all of Tenant's Property and any other personal property of Tenant which may now or hereafter be installed or placed in the Premises.

22.03 Additional Remedy of Landlord. In the event of a default by Tenant hereunder during the Free Rent Period, in the event Free Rent is applicable, Tenant shall pay to Landlord, as Additional Rent, an amount equal to the Free Rent Subsidy. In the event of a default by Tenant hereunder following the Free Rent Period, Tenant shall pay to Landlord, as Additional Rent, the Free Rent Subsidy multiplied by a fraction, the numerator of which is the number of months of the Term minus the number of months which have elapsed from the Commencement Date through the date of default, and the denominator of which is the number of months in the Term.

The foregoing is an additional remedy of Landlord and not in lieu of or in substitution for any other remedy provided in this Lease Agreement or by law.

ARTICLE 23
BROKER

Landlord and Tenant covenant, warrant and represent that the broker set forth in Section (l) of the Fundamental Provisions Section (the "Brokers") was instrumental in bringing about or consummating this Lease. Further, neither Landlord nor Tenant have had any conversation or negotiations with any broker except the Broker or Co-broker, if any, concerning the leasing of the Premises which could give rise to a commission or fee. Both parties agree to indemnify the other against and from any claims for any brokerage commissions (except those payable to Broker) and all costs, expenses and liabilities in connection therewith, including, without limitation, reasonable attorneys' fees and expenses, for any breach of the foregoing. Landlord shall pay all brokerage commissions due Brokers in accordance with a separate agreement between Landlord and Brokers.

ARTICLE 24
PARKING

Landlord grants to Tenant the right to use that number of parking spaces set forth in Section (m) of the Fundamental Provision s Section (the "Parking Spaces") based upon a first come first serve basis with no separated tenant designation of parking spaces. During the initial term of the Lease and any renewal thereof, Tenant shall not be obligated to pay to Landlord any cost for the use of parking spaces. Landlord reserves control of the parking lot and spaces and may designate reserved spaces. In addition, Landlord reserves the right to control the parking areas of the building by installing control devices and security to limit the use of the parking lot by non-building Tenants and their invitees and employees.

ARTICLE 25
ESTOPPEL CERTIFICATES

Each party agrees, at any time and from time to time, as requested by the other party to execute and deliver to the other a statement certifying that this Lease is unmodified and in full force and effect (or if there have been modifications, that the same is in full force and effect as modified and stating the modifications), certifying the dates to which the Fixed Rent and Additional Rent have been paid, stating whether or not, the other party is in default in performance of any of its obligations under this Lease, and, if so, specifying each such default and stating whether or not, any event has occurred which with the giving of notice or passage of time, or both, would constitute such a default, and, if so, specifying each such event. Any such statement delivered pursuant hereto shall be deemed a representation and warranty to be relied upon by the party requesting the certificate and by others with whom such party may be dealing, regardless of independent investigation. Tenant also shall include in any such statements such other information concerning this Lease as Landlord may reasonably request. If either party fails to execute, acknowledge or deliver any such statement within fifteen (15) days after request therefore, the other party hereby irrevocably constitutes and appoints the requesting party as its attorney-in-fact, coupled with an interest, to execute and deliver any such statements for and on behalf of Tenant.

ARTICLE 26
MISCELLANEOUS

26.01 Merger. Tenant expressly acknowledges and agrees that Landlord has not made and is not making, and Tenant, in executing and delivering this Lease, is not relying upon, any warranties, representations, promises, or statements, except to the extent that the same are expressly set forth in this Lease. All prior understandings and agreements between the parties are merged in this Lease which alone fully and completely expresses the agreement of the parties. No agreement shall be effective to change, modify, waive, release, discharge, terminate or effect an abandonment of this Lease, in whole or in part, unless such agreement is in writing, and is signed by the party against whom enforcement of said change or modification is sought.

26.02 Notice. Any notice required to be given by either party pursuant to this Lease, shall be in writing and shall be deemed to have been properly given, rendered or made only if sent by registered or certified mail, return receipt requested, posted in a United States post office station or an established national courier service addressed to the other party at the address hereinbelow set forth (unless either party shall give written notice to the contrary), and shall be deemed to have been given, rendered or made on the day so mailed.

Notice to Landlord                    Notice to Tenant
CLW REALTY ASSET GROUP, INC.          TOTAL -TEL USA COMMUNICATIONS, INC.
as Agent for The Northwestern         500 W. Cypress Creek Road, Suite 200
Mutual Life Insurance Company         Fort Lauderdale, FL 33309
500 W. Cypress Creek Road, Ste. 440
Fort Lauderdale, FL 33309
                                      TOTAL -TEL USA
                                      150 Clove Road - 8th Floor
                                      Little Falls, NJ 07424

26.03 Relocation. Tenant agrees that Landlord may relocate Tenant to other space within the Building containing at least the same amount of rentable space as contained within the Premises, provided that the cost of relocating Tenant and the cost of altering the new space to make it substantially comparable to the Premises is borne by Landlord.

26.04 Non-Waiver. The failure of either party to insist in any one or more instances upon the strict performance of any one or more of the obligations of this Lease, or to exercise any election herein contained, shall not be construed as a waiver or relinquishment for the future of the performance of such one or more obligations of this Lease, which shall continue and remain in full force and effect with respect to any subsequent breach, act or omission. The receipt by Landlord of Fixed Rent or Additional Rent with knowledge of breach by Tenant of any obligation of this Lease shall not be deemed a waiver of such breach.

26.05 Parties Bound. The provisions of this Lease shall be binding upon and shall inure to the benefit of the parties hereto, and each of their respective representatives, successors and assigns. Landlord may freely and fully assign its interest hereunder subject to the rights of Tenant herein contained.

26.06 Limitations against Landlord. Tenant shall look only to Landlord's estate in the Property, or the proceeds thereof, for the satisfaction of Tenant's remedies for the collection of a judgment (of other judicial process) requiring the payment of money by Landlord in the event of any default by Landlord hereunder, and no other property or assets of Landlord or its partners or principals, disclosed or undisclosed, shall be subject to levy, execution, or other enforcement procedure for the satisfaction of Tenant's remedies under or with respect to this Lease, the relationship of Landlord and Tenant hereunder or Tenant's use or occupancy of the Premises.

26.07 Definition of Parties. The term "Tenant" shall mean the Tenant herein named or any assignee or other successor in interest (immediate or remote) of the Tenant herein named, which at the time in question is the owner of the Tenant's estate and interest granted by this Lease. The term "Landlord" shall mean only the owner at the time in question of the Building or a lease of the Building, so that in the event of any transfer or transfers of title to the Building or of Landlord's interest in a lease of the Building, the transferor shall be and hereby is relieved and freed of all obligations of Landlord under this Lease accruing after such transfer, and it shall be deemed, without further agreement that such transferee has assumed and agreed to perform and observe all obligations of Landlord herein during the period it is the holder of Landlord's interest in this Lease.

26.08 Survival of Obligations. Upon the expiration or other termination of this Lease, neither party shall have any further obligation or liability to the other except as otherwise expressly provided in this Lease and except for such obligations as by their nature or under the circumstances can only be, or by the provisions of this Lease, may be, performed after such expiration or other termination; and, in any event, unless otherwise expressly provided in this Lease, any liability for any payment hereunder which shall have accrued to or with respect to any period ending at the time of expiration or other termination of this Lease shall survive the expiration or other termination of this lease.

26.09 Interference by Tenant. Tenant agrees that the exercise of its rights pursuant to this Lease or the Exhibits hereto shall not be done in the manner which would violate Landlord's union contracts affecting the Building and/or the Property nor create any work stoppage, picketing, labor disruption or dispute or any interference with the business of Landlord or any tenant or occupant of the Building.

26.10 Prorations. This Lease shall be governed by and construed in accordance with the laws of the State of Florida. If any provision of this Lease or the application thereof to any person or circumstance shall, for any reason and to any extent be invalid or unenforceable, the remainder of this Lease and the application of that provision to other persons or circumstances shall not be affected but rather shall be enforced to the extent permitted by law. The table of contents, captions, headings and titles in this Lease are solely for convenience of reference and shall not affect its interpretation. This Lease shall be construed without regard to any presumption or other rule requiring construction against the party causing this Lease to be drafted. Each covenant, agreement, obligation, or other provision of this Lease on Tenant's part to be performed, shall be deemed and construed as a separate and independent covenant, agreement, obligation or other provision of this Lease not dependent on any other provision of this Lease. All terms and words used in this Lease, regardless of the number or gender in which they are used, shall be deemed to include any other number and any other gender as the context may require.

26.11 Arbitration. In any case in which it is provided by the terms of this Lease that any matter shall be determined by arbitration, then such arbitration shall be in accordance with the Commercial Arbitration Rules then in effect of the American Arbitration Association by one arbitrator in Fort Lauderdale, Florida, and judgment upon the award rendered by the arbitrator may be entered in any Court having jurisdiction thereof. All direct and reasonable costs of the arbitrator, witnesses and attorney fees are to be paid in accordance with Section 26.12 below.

26.12 Attorney's Fees. In the case of either arbitration or litigation, the prevailing party shall be reimbursed the full and reasonable costs of arbitration or litigation, including attorney's fees through the Appellate Level. If, however, the prevailing party does not receive a Judgment for the entire amount of damages requested in the original pleading or petition, then attorney's fees shall only be awarded in accordance with a decision of the arbitrator or judge as the case may be.

26.13 Page Initials. Each page of this document has been initialed by a representative or attorney for Tenant and Landlord signifying that the page is part of this final executed Lease Agreement.

26.14 Radon Gas. Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of Radon that exceed Federal and State guidelines have been found in buildings in Florida. Additional information regarding Radon and Radon testing may be obtained from your county public health unit.

THIS AGREEMENT shall not be effective until it is executed by both parties.

IN WITNESS WHEREOF, Landlord and Tenant have duly executed this Lease.

Signed, sealed and delivered
in the presence of:                  CLW REALTY ASSET GROUP, INC. as Agent
                                     for The Northwestern Mutual Life
                                     Insurance Company


------------------------------       By: ------------------------------
                                         F. BRUCE LAUER, PRESIDENT


------------------------------       Date: ----------------------------

                                     TOTAL-TEL USA COMMUNICATIONS, INC.
                                     a New Jersey corporation


------------------------------       By: ------------------------------


------------------------------       Date: ----------------------------

                                           (CORPORATE SEAL)

EXHIBIT A

LEGAL DESCRIPTION

Parcel A of SIXTEEN SIX PROPERTIES, according to the plat thereof recorded in Plat Book 114, page 3, of the Public Records of Broward County, Florida

PARCEL II
TOGETHER WITH

The South 25 feet of the North 50 feet except the West 35 feet of the South one-half (S._) of the Northwest one-quarter (N.W._) of the Northwest one-quarter (N.W._) of the Southwest one-quarter (S.W._) of Section 10, Township 49 South, Range 42 East; the South 25 feet of the North 50 feet of the West 300 feet of the South one-half (S. _) of the Northeast one-quarter (N.E._) of the Northwest one-quarter (N.W._) of the Southwest one-quarter (S.W._) of said Section 10; the East 187.50 feet of the West
487.50 feet except the North 25 feet of the South one-half (S._) of the Northeast one-quarter (N.E._) of the Northwest one-quarter (N.W._) of the Southwest one-quarter (S.W._) of said Section 10, that part of the East
187.50 feet of the West 487.50 feet of the North one-half (N._) of the Southeast one-quarter (S.E._) of the Northwest one-quarter of the Southwest one-quarter (S.W._) of Said Section 10, lying North of the sidetrack right-of-way of the Seaboard Airline Railroad, the centerline of the said sidetrack right-of-way being described as follows: Beginning at a point 141 feet North and 300 feet East of the Southwest corner of the North one-half (N._) of the Southeast one-quarter (S.E._) of the Northwest one-quarter (N.W._) of the Southwest one-quarter (S.W._) of said Section 10; thence East 375.23 feet to the East line of the Northwest one-quarter (N.W._) of the Southwest one-quarter (S.W._) of said Section 10, said right-of-way being a uniform width of 16 feet.

PARCEL III
TOGETHER WITH

The North 25 feet of the North 50 feet except the West 35 feet of the South one-half (S._) of the Northwest one-quarter (N.W. _) of the Northwest one-quarter (N.W. _) of the Southwest one-quarter (S.W. _) of
Section 10, Township 49 South, Range 42 East; the North 25 feet of the
West 487.50 feet of the South one-half (S._) of the Northeast one-quarter (N.E. _) of the Northwest one-quarter (N.W. _) of the Southwest one-quarter (S.W. _) of the said Section 10; and the South one-half (S._) of the Northeast one-quarter (N.E. _) of the Northwest one-quarter
(N.W. _) of the Southwest one-quarter (S.W. _) of said Section 10, Township 49 South, Range 42 East, less the West 487.50 feet; and that part of the North one-half (N._) of the Southeast one-quarter (S.E. _) of the Northwest one-quarter (N.W. _) of the Southwest one-quarter (S.W. _) of said Section 10, Township 49 South, Range 42 East, less the West 487.50 feet, and lying North of the sidetrack right-of-way of the Seaboard
Airline Railroad, the center line of said sidetrack right-of way being described as follows: Beginning at a point 141 feet North and 300 feet
East of the Southwest corner of the North one-half (N._) of the Southeast one-quarter (S.E. _) of the Northwest one-quarter (N.W. _) of the feet to the East line of the Northwest one-quarter (N.W. _) of the Southwest one-quarter (S.W. _) of said Section 10, lying West of the Seaboard
Airline Railroad and lying North of the spur track deed recorded in O.R. Book 1136, page 607, Broward County, Records. Said lands situate, lying and being in Broward County, Florida.

EXHIBIT C
FLOOR PLAN

EXHIBIT D
RULES AND REGULATIONS

1. The sidewalks, entrances, passages, courts, elevators, vestibules, stairways, corridors or halls or other parts of the Building not occupied by any Tenant shall not be obstructed or encumbered by any Tenant or used for any purpose other than ingress and egress to and from the Leased Premises. Landlord shall have the right to control and operate the public portions of the Building, and the facilities furnished for the common use of all Tenants, in such manner as Landlord deems best for the benefit of the Tenants generally. No Tenant shall permit the visit to the Leased Premises of persons in such numbers or under such conditions as to interfere with the use and enjoyment by other Tenants of the entrances, corridors, elevators and other public portions or facilities of the Building.

2. No awnings or other projections shall be attached to the outside walls of the Building without the prior written consent of the Landlord. No drapes, blinds, shades, or screens shall be attached to or hung in, or used in connection with any window or door of the Leased Premises, without the prior written consent of the Landlord. Such awnings, projections, curtains, blinds, shades, screens or other fixtures must be of a quality, type, design and color, and attached in the manner approved by Landlord.

3. No sign, advertisement, notice or other lettering shall be exhibited, inscribed, painted or affixed by any Tenant on any part of the outside or inside of the Leased Premises in such a way that may be seen from the outside of the Premises or Building without the prior written consent of the Landlord. In the event of the violation of the foregoing by any Tenant, Landlord may remove same without any liability, and may charge the expense incurred by such removal to the Tenant or Tenants violating this rule. Interior signs on doors and the directory tablet shall be inscribed, painted or affixed for each Tenant by the Landlord at the expense of such Tenant, and shall be of a size, color and style acceptable to the Landlord.

4. No showcases or other articles shall be put in front of or affixed to any part of the exterior of the Building, nor placed in the halls, corridors or vestibules without the prior written consent of the Landlord.

5. The water and wash closets and other plumbing fixtures shall not be used for any other purposes other than those for which they were constructed, and no sweepings, rubbish, rags, or other substances shall be thrown therein. All damages resulting from any misuse of the fixtures shall be borne by Tenant who, or whose employees, agents, visitors or licensees, shall have caused the same.

6. There shall be no marking, painting, drilling into or in any way defacing any part of the Leased Premises or the Building. No boring, cutting or stringing or wires shall be permitted. Tenant shall not construct, maintain, use or operate within the Leased Premises or elsewhere within or on the outside of the Building, any electrical device, wiring or apparatus in connection with a loud speaker system or other sound amplification system.

7. No bicycles, vehicles or animals, birds or pets of any kind shall be brought into or kept in or about the Leased Premises, and no cooking shall be done or permitted by any Tenant on the Leased Premises except in any kitchen actually contained therein. No Tenant shall cause or permit any unusual or objectionable odors to be produced upon or permeate from the Leased Premises.

8. No space in the Building shall be used for manufacturing, for the storage of merchandise, or for the sale of merchandise, goods or property of any kind at auction.

9. No Tenant shall make, or permit to be made, any unseemingly or disturbing noises or disturb or interfere with occupants of this or neighboring buildings or Premises. No Tenant shall throw anything out of the doors or windows or down the corridors or stairs.

10. No inflammable, combustible or explosive fluid, chemical or similar substance shall be brought or kept upon the Leased Premises.

11. No additional locks or bolts of any kind shall be placed upon any of the doors or windows by any Tenant nor shall changes be made in existing locks or the mechanism thereof without consent of the Landlord. The doors leading to the corridors or main halls shall be kept closed during business hours except as they may be used for ingress or egress. Each Tenant shall, upon the termination of its tenancy, return to Landlord all keys of building, stores, offices, storage, and toilet rooms either furnished to, or otherwise procured by such Tenant, and in the event of the loss of any keys, so furnished, such Tenant shall pay to the Landlord the replacement cost thereof.

12. All removals or the carrying in or out of any safes, freight, furniture or bulky matter of any description must take place during the hours which the Landlord or its Agent may reasonably determine from time-to-time. The Landlord reserves the right to inspect all freight to be brought into the Building and to exclude from the Building all freight which violates any of these Rules and Regulations or the Lease of which these Rules and Regulations are a part.

13. Any Person employed by any Tenant to do janitorial work within the Leased Premises must obtain Landlord's consent and such Person shall; while in the Building and outside of said Leased Premises, comply with all instructions issued by the Landlord or the Landlord's Building Manager. No Tenant shall engage or pay any employee of the Owner, Owner's agent or contractor, without the Owner's expressed written consent.

14. No Tenant shall purchase spring water, ice, coffee, soft drinks, towels, or other like service, from any company or persons not approved by the Landlord. Landlord's permission will not be unreasonably withheld. Vending machines are not permitted in the Leased Premises.

15. Landlord shall have the right to prohibit any advertising by any Tenant which, in Landlord's opinion, tends to impair the reputation of the Building or its desirability as a building for offices, and upon written notice from Landlord, Tenant shall refrain from or discontinue such advertising.

16. The Landlord reserves the right to exclude from the Building, at all times, any person who is not known or does not properly identify himself to the Building Management or security personnel.

17. The Leased Premises shall not be used for lodging or sleeping or for any immoral or illegal purpose.

18. Each Tenant, before closing and leaving the Leased Premises at any time, shall see that all lights are turned off and the entry door is locked.

19. The requirements of Tenants will be attended to only upon application to the Landlord's Building Manager. Employees of the Building shall not perform any work or do anything outside of the regular duties, unless under special instruction from the Landlord's Building Manager.

20. Canvassing, soliciting and peddling in the Building is prohibited and each Tenant shall cooperate to prevent the same.

21. No water cooler or plumbing shall be installed by any Tenant without Landlord's consent.

22. There shall not be used in space, or in the public halls of the building, either by any Tenant or by jobbers or others, in the delivery or receipt of merchandise, any handtrucks, except those equipped with rubber tires and side guards.

23. Mats, trash or other objects shall not be placed in public corridors.

24. Drapes installed by the Tenant for its use which are visible from the exterior of the Building must be approved by Landlord in writing and be cleaned by the Tenant.

25. No vehicles may be parked overnight on the building grounds. Any vehicle experiencing problems must be reported to the Management
Office.

26. The Landlord may, upon request by any Tenant, waive the compliance by such Tenant with any of the foregoing Rules and Regulations, provided that (i) no waiver shall be effective unless signed by Landlord or Landlord's authorized agent, (ii) any such waiver shall not relieve such Tenant from the obligation to comply with such rule or regulation in the future unless expressly consented to by Landlord, and (iii) no waiver granted to any Tenant shall relieve any other Tenant from the obligation of complying with the foregoing Rules and Regulations unless such other Tenant has received a similar waiver in writing from Landlord.

EXHIBIT "E"

TENANT ACCEPTANCE AGREEMENT
500 CYPRESS CREEK ROAD WEST
FORT LAUDERDALE, FLORIDA 33309

This Agreement made this ____ day of JULY 1998, between THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY, a Wisconsin corporation, having an office at 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202, hereinafter referred to as "Landlord" and TOTAL-TEL USA COMMUNICATIONS, INC., a New Jersey corporation hereafter referred to as "Tenant":

WITNESSETH

WHEREAS, Landlord and Tenant entered into a Lease, dated JULY 28 1998, (hereinafter referred to as the "Lease" for 3,008 Square Feet, Suite 200 in the building known as 500 Cypress Creek Road West (hereinafter referred to as the "Premises"):

NOW, THEREFORE, pursuant to the provision of the Lease, Landlord and Tenant mutually agree as follows:

1. The Commencement Date of the Lease Term is September 1, 1998;

   the Rent Commencement Date is September 1, 1998;

   and the Expiration Date of the Lease Term is August 31, 2003.

2. Tenant is in possession of, and has accepted, the Premises demised by the Lease, and acknowledges that all the work to be performed by the Landlord in the Premises as required by the terms of the Lease has been satisfactorily completed, punch list items excluded. Punch list items will be completed within 30 days. Tenant further certifies that all conditions of the Lease required of Landlord as of this date have been fulfilled and there are no defenses or setoffs against the enforcement of the Lease by Landlord.

3. The Lease has not been modified, changed, altered or amended in any respect and is the only Lease or agreement between the Landlord and Tenant affecting said Premises.

IN WITNESS WHEREOF, the parties have duly executed and sealed this Agreement, as of the date and year first above stated.

                                     LANDLORD:

                                     CLW REALTY ASSET GROUP, INC. as
                                     agent for THE NORTHWESTERN MUTUAL
                                     LIFE INSURANCE COMPANY


                                     By: ------------------------------
                                         F. BRUCE LAUER, PRESIDENT

                                     TENANT

                                     TOTAL-TEL USA COMMUNICATIONS, INC.
                                     a New Jersey corporation


                                     By: ------------------------------


RECEIPT OF DEPOSIT

The Landlord named in the foregoing Lease hereby acknowledges receipt from TOTAL-TEL USA COMMUNICATIONS, INC. a New Jersey corporation of a check in the amount of $18,891.75 representing payment of the Prepaid Rent and Security Deposit called for by the Lease. The Tenant acknowledges that the Lease shall neither become effective nor be binding on the Landlord until the deposit check is cleared and paid by the institution upon which it is drawn.

                                     CLW REALTY ASSET GROUP, INC. as
                                     agent for THE NORTHWESTERN MUTUAL
                                     LIFE INSURANCE COMPANY


                                     By: ------------------------------
                                         F. BRUCE LAUER, PRESIDENT

                                     TENANT

                                     TOTAL-TEL USA COMMUNICATIONS, INC.
                                     a New Jersey corporation


                                     By: ------------------------------



CERTIFICATE OF SECRETARY

I, ____________________ Secretary of TOTAL-TEL USA COMMUNICATIONS, INC., a New Jersey corporation, (the "Corporation") hereby certify that on, 199 8, the foregoing resolutions were adopted by the Board of Directors of the Corporation at a special meeting duly called and held for such purpose, a quorum of the directors of the Corporation having been present and having acted throughout said meeting, and that said resolutions are still in full force and effect; and I further certify that no consent, approval, vote, authorization or other action of the stockholders of the Corporation is required for or in connection with the consummation of the matters authorized in said resolutions; that neither the execution and delivery by an officer of the Corporation of the instruments authorized in the foregoing resolutions nor the consummation of the transactions therein contemplated, nor compliance with the terms and provisions thereof, will conflict with or result in a breach of any of the terms, conditions or provisions of the Articles of Incorporation or the By-Laws of the Corporation, or of any law or any regulation, order, writ, injunction or decree of any court or governmental instrumentality, or of any agreement or instrument, known to me to which the Corporation is a party or by which it is bound or to which it is subject, or constitute a default thereunder or result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any property of the Corporation pursuant to the terms of any such agreement or instrument.

AND I DO FURTHER CERTIFY that the name(s) of the person(s) holding the office(s) of the Corporation set forth below and a specimen of his, her or their signature(s) are as follows:

Office                            Name                       Signature
RIDER

Rider to that certain Lease by and between The Northwestern Mutual Life Insurance Company, as Landlord and TOTAL-TEL USA COMMUNICATIONS, INC., as Tenant, dated July 28, 1998.

RIGHT OF FIRST OFFER

Landlord grants Tenant the right of first offer on contiguous space which may come available during the term of Tenant's lease. The rate and terms shall be fair market value. Tenant agrees that the minimum term on the expansion space must be three (3) years or more and must be coterminous with existing space. Landlord agrees to negotiate a lease extension on the existing space to accommodate the three (3) year minimum term. In order to exercise this option, Tenant shall notify Landlord of their interest in expanding or Landlord shall give Tenant written notice of a prospective tenant's interest in such space. Tenant shall have up to five (5) business days to reply and up to five (5) additional business days to execute a Lease Addendum mutually agreeable to both parties. If Tenant does not reply within five (5) business days, it shall be assumed that Tenant declines the space. If a Lease Addendum mutually agreeable to both parties is not executed and delivered in the permitted time period, Landlord shall be free to negotiate with other prospective tenant(s).

RENEWAL OPTION

Provided that Tenant is not in default under any terms and conditions of this Lease, beyond the applicable notice and cure period, Landlord hereby grants Tenant the option and right to extend the term of this Lease for the Premises for one (1) additional period of five (5) years on the same terms and conditions set forth in this Lease except as relates to the Fixed Rental which shall be adjusted to 100% of market at the time this option is exercised. In order to exercise this option, Tenant must give Landlord written notice not less than 180 days prior to the end of the Lease term. The Landlord shall furnish Tenant with its determination of rental rate at least 120 days prior to the date upon which the Tenant must exercise its option to renew.

INDEMNIFICATION

Notwithstanding anything to the contrary in this Lease or Rider:

Landlord shall indemnify and save harmless Tenant and its parent, subsidiaries and affiliates and their respective officers, directors, employees and agents (herein collectively referred to as the "Indemnities") from and against any and all suits, liabilities, obligations, damages, penalties, claims, costs, charges and expenses, including reasonable attorney's fees, which may be imposed upon or incurred by or asserted against Indemnities as a result of or arising out of Landlord's failure to perform any covenant or agreement required to be performed by Landlord under this Lease Agreement or caused by the negligence or willful misconduct of Landlord, its agents and employees. When the claim is caused by the joint negligence or willful misconduct of Landlord and Indemnities or Landlord and a third party unrelated to Landlord, except Landlord's agents or employees, Landlord's duty to indemnify and save harmless Indemnities shall be in proportion to Landlord's allocable share of the joint negligence or willful misconduct.

Tenant shall Indemnify and save harmless Landlord and its parent, subsidiaries and affiliates and their respective officers, directors, employees and agents (herein collectively referred to as the "Indemnities") from and against any and all suits, liabilities, obligations, damages, penalties, claims, costs, charges and expenses, including reasonable attorneys' fees which may be imposed upon or incurred by or asserted against Indemnities as a result of or arising out of Tenant's failure to perform any covenant or agreement required to be performed by Tenant under this Lease Agreement or caused by the negligence of willful misconduct of Tenant or its agents or employees. When the claim is caused by the joint negligence or willful misconduct of Tenant and Landlord or Tenant and a third party unrelated to Tenant, except Tenant's agents or employees, Tenant's duty to indemnify and save harmless Landlord shall be in proportion to Tenant's allocable share of the joint negligence or willful misconduct.

The provisions of this Section (Indemnification) will survive the termination of this Lease Agreement.