Form 10-K/A
period 1999-01-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1999-05-05
CIK 34497

DRAFT
                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              ___________
                               FORM 10-K/A
(Mark one)

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

For Fiscal 1999, Total-Tel had gross revenues of approximately $137 million, derived approximately 53% each from wholesale and 47% from commercial services. For Fiscal 1998, the Registrant's gross revenues were approximately $123 million. This growth has been achieved through internal efforts and not as a result of acquisitions. The Registrant's commercial sales activities have been concentrated in Northern New Jersey and New York City, where, the Registrant believes, approximately half of all United States multinational corporations have headquarters. Based on industry sources, this area is believed to represent 40% of the total United States telecommunications market. In addition, this market area is an important international gateway, generating a significant amount of international telephone traffic. This is evidenced by the Registrant's Fiscal 1999 revenues, which were derived approximately 50% each from international and domestic traffic. For the near term, at least, Total-Tel intends to focus its efforts on further penetrating commercial users of its services in the Northeast, particularly in the Metropolitan New York area, and to augment the services offered to its customers.

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

Restructuring Expense

During the fourth quarter of fiscal 1999, the Registrant recorded a restructuring charge of approximately $2,368,000 related to the adoption by the Registrant of a formal action plan for restructuring its focus of operations. The restructuring was adopted in an effort to concentrate the registrant's efforts on the Northeastern United States market. Elements of the Registrant's restructuring plan include eliminating the sales offices in Florida, Atlanta, Georgia, Washington D.C. and the United Kingdom, as well as the Miami switch.

Asset write-downs incurred in connection with the restructuring included a charge of approximately $1,300,000 associated with the planned disposal of the Miami switch and switch site, a charge of approximately $703,000 associated with the termination costs to reduce employee headcount and sales offices, a charge of approximately $265,000 for the cost associated with the balance of the Fort Lauderdale lease, and a charge of approximately $100,000 to write off line installation costs associated with the Florida network.

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

The cash flow statement of the Registrant for Fiscal 1998 indicated an increase in cash and cash equivalents of approximately $2,635,000. Non-cash adjustments (depreciation, amortization, reserve for bad debt, deferred income taxes and non-cash compensation expense) of approximately, restructuring, tax benefit of excercised options, $3,469,000 and net changes in assets and liabilities of approximately $6,965,000 added back to the net loss of approximately $3,418,000 provided net cash from operations of approximately $7,016,000. Cash used in investing activities amounted to approximately $4,955,000, of which approximately $4,727,000 were used for the purchase of capital additions and approximately $281,000 was used for the purchase of additional circuits to build out the network. These additions were partially offset by net repayments on notes receivable of approximately $22,000 and proceeds from the sale of securities and fixed assets of approximately $31,000. The cash flow from financial activities of approximately
$574,000 consisted primarily cash received from the exercise of stock options of approximately $1,061,000 offset by the repayment of bank borrowings of approximately $487,000.

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




Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Value of                                                                     Number of Securities
Unexercised in-the-Money                                                   Underlying Unexercised
Options/SARs at                                                                   Options/SARs at
FY-End (#)                                                                             FY-End (#)

                      Shares
                     Acquired       Value
Name               on Exercise(#)  Realized ($)     Exercisable     Unexercisable   Exercisable   Unexercisable
_______________________________________________________________________________________________________________
Warren Feldman       77,000       $1,435,000         261,000              --        $3,767,371            --
David Hess           50,000        $ 759,375          65,000              --           630,000            --
Thomas Gunning (1)       --               --          45,000           2,000          $733,137            --

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

AND SUBSIDIARIES

ITEM 14. Exhibits and Financial Statements Schedule Years Ended January 31, 1998, 1997, and 1996

INDEX

(a)(1) Financial Statements: The following consolidated financial statements of Total-Tel USA Communications, Inc. and subsidiaries are included at the end of this Report:

Consolidated Financial
Statements:                                                     Page
_________________________                                      _______
Independent auditors' report                                     F-1

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

DELOITTE & TOUCHE LLP
New York, New York

April 28, 1999

April 30, 1999 as to Note 19


TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1999 AND 1998

ASSETS                                                                                    1999               1998

CURRENT ASSETS:
  Cash and cash equivalents                                                            $6,051,892         $3,416,904
  Investments available for sale                                                          549,612            578,293
  Trade accounts receivable (net of allowance for doubtful accounts
    of $1,230,483 and $866,421 in 1999 and 1998, respectively)                         18,732,480         20,346,988
  Notes receivable - employees                                                             95,402            117,590
  Deferred income taxes                                                                 1,419,642            151,256
  Prepaid expenses and other current assets                                             1,801,210          2,497,707
                                                                                     ------------       ------------
           Total current assets                                                        28,650,238         27,108,738
                                                                                     ------------       ------------
PROPERTY AND EQUIPMENT - Net                                                           14,473,261         12,405,924
                                                                                     ------------       ------------

OTHER ASSETS:
  Deferred line installation costs (net of accumulated amortization
    of $521,914 and $389,827 in 1999 and 1998, respectively)                              447,226            298,304
  Other assets                                                                            488,175            432,275
  Deferred income taxes                                                                 1,633,238                 --
                                                                                     ------------       ------------
           Total other assets                                                           2,568,639            730,579
                                                                                     ------------       ------------
                                                                                      $45,692,138        $40,245,241
                                                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $20,699,873        $16,356,427
  Other current and accrued liabilities                                                 3,037,255          1,757,375
  Accrued restructuring costs                                                           2,128,000                 --
  Salaries and wages payable                                                              998,081            572,112
  Current portion of long-term debt                                                       526,361            487,000
                                                                                     ------------       ------------
           Total current liabilities                                                   27,389,570         19,172,914
                                                                                     ------------       ------------

OTHER LONG-TERM LIABILITIES                                                               294,500            331,754
                                                                                     ------------       ------------

LONG-TERM DEBT                                                                          1,565,884          2,092,201
                                                                                     ------------       ------------

DEFERRED INCOME TAXES                                                                          --             50,491
                                                                                     ------------       ------------
COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
  Common stock, par value $.05 per share; authorized
    20,000,000 shares in 1999 and 1998, issued
    9,114,774 shares in 1999 and, 8,282,374 in 1998, respectively.                        455,739            414,118
  Additional paid-in capital                                                           22,809,518          9,449,429
  Retained earnings                                                                     6,757,987         10,175,784
                                                                                     ------------       ------------
                                                                                       30,023,244         20,039,331

Unearned ESOP Shares                                                                  (12,225,000)                --
Treasury stock - at cost - 1,509,870 shares in 1999 and 1,603,020 shares in 1998       (1,456,781)        (1,547,331)
Accumulated other comprehensive income                                                    100,721            105,881
                                                                                     ------------       ------------
        Total shareholders' equity                                                     16,442,184         18,597,881
                                                                                     ------------       ------------
                                                                                      $45,692,138        $40,245,241
                                                                                     ============       ============

See notes to consolidated financial statements.




TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED JANUARY 31, 1999, 1998, AND 1997

                                                                         1999               1998             1997

NET SALES                                                           $137,282,870       $123,286,028      $89,325,921
                                                                    ------------       ------------     ------------

COSTS AND EXPENSES:
  Cost of sales                                                      111,500,082         99,086,234       66,829,283
  Selling, general and administrative                                 28,912,440         22,082,829       18,303,834
  Restructuring charge                                                 2,367,910                 --               --
  Stock compensation                                                     423,588            569,391        3,539,563
                                                                    ------------       ------------     ------------
           Total costs and expenses                                  143,204,020        121,738,454       88,672,680
                                                                    ------------       ------------     ------------

OPERATING (LOSS) INCOME                                               (5,921,150)         1,547,574          653,241

OTHER INCOME (EXPENSE):
  Interest income                                                         93,708            101,865          141,181
  Other income                                                           154,491            358,729           50,920
  Interest expense                                                      (186,095)          (183,623)         (68,348)
                                                                    ------------       ------------     ------------
        Total other income                                                62,104            276,971          123,753

(LOSS) EARNINGS BEFORE INCOME TAXES                                   (5,859,046)         1,824,545          776,994
                                                                    ------------       ------------     ------------

INCOME TAX (BENEFIT) PROVISION                                        (2,441,249)           730,544          285,540
                                                                    ------------       ------------     ------------

NET (LOSS) EARNINGS                                                   (3,417,797)         1,094,001          491,454

OTHER COMPREHENSIVE (LOSS) INCOME,
  NET OF TAX:
  Unrealized holding (loss) gain                                          (5,160)            10,253           32,671
                                                                    ------------       ------------     ------------

COMPREHENSIVE (LOSS) INCOME                                          $(3,422,957)        $1,104,254         $524,125
                                                                    ============       ============     ============

BASIC (LOSS) EARNINGS PER COMMON SHARE                                    $(0.50)             $0.18            $0.08
                                                                    ============       ============     ============

DILUTED (LOSS) EARNINGS PER COMMON SHARE                                  $(0.50)             $0.16            $0.07
                                                                    ============       ============     ============

See notes to consolidated financial statements.




TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

                                                                                                            Accumulated
                                           Additional                            Receivable      Unearned      Other
                                Common      Paid-in     Retained     Treasury       from           ESOP     Comprehensive
                                Stock       Capital     Earnings      Stock      Shareholder      Shares       Income       Total

BALANCE AT JANUARY 31, 1996  $93,440    $3,600,105   $8,590,329  $(1,547,251)   $(100,000)           $--    $62,957   $10,699,580

Remeasurement of employee
  stock options                   --     3,482,344           --           --           --             --         --     3,482,344

Unrealized holding gain           --            --           --           --           --             --     32,671        32,671

Exercise of employee
  stock options                  681        65,592           --           --           --             --         --        66,273

July 1, 1996  stock split     93,671       (93,671)          --           --           --             --         --            --

Net earnings                      --            --      491,454           --           --             --         --       491,454
                          ----------    ----------   ----------   ----------   ----------     ---------- ----------    ----------

BALANCE AT JANUARY 31, 1997  187,792     7,054,370    9,081,783   (1,547,251)    (100,000)            --     95,628    14,772,322

Unrealized holding gain           --            --           --           --           --             --     10,253        10,253

Exercise of employee
  stock options               19,267     1,399,004           --          (80)          --             --         --     1,418,191

Remeasurement of employee
  stock options                   --       433,126           --           --           --             --         --       433,126

Tax benefit due to exercise
  of nonqualified stock options   --       769,988           --           --           --             --         --       769,988

Repayment of shareholder
  receivable                      --            --           --           --      100,000             --         --       100,000

Net earnings                      --            --    1,094,001           --           --             --         --     1,094,001
                          ----------    ----------   ----------   ----------   ----------     ---------- ----------    ----------
BALANCE AT JANUARY 31, 1998  207,059     9,656,488   10,175,784   (1,547,331)          --             --    105,881    18,597,881

  July 15, 1998 stock split  207,059      (207,059)          --           --           --             --         --            --
                          ----------    ----------   ----------   ----------   ----------     ---------- ----------    ----------

ADJUSTED BALANCE AT
JANUARY 31, 1998             414,118     9,449,429   10,175,784   (1,547,331)          --             --    105,881    18,597,881

Unrealized holding loss           --            --           --           --           --             --     (5,160)       (5,160)

Exercise of employee
  stock options               11,621       850,130           --           --           --             --         --       861,751

Issuance of employees
  stock grants                    --       109,136           --       90,550           --             --         --       199,686

Tax benefit due to exercise
  of  stock options               --       205,823           --           --           --             --         --       205,823

Adoption of employee
  stock ownership plan        30,000    12,195,000           --           --           --    (12,225,000)        --            --

Net loss                          --            --   (3,417,797)          --           --             --         --    (3,417,797)
                            --------   -----------   ----------  -----------   ----------  -------------   --------   -----------

BALANCE AT
JANUARY 31, 1999            $455,739   $22,809,518   $6,757,987  $(1,456,781)         $--   $(12,225,000)  $100,721    $16,442,184
                            ========   ===========   ==========  ===========   ==========  =============   ========    ===========

See notes to consolidated financial statements.




TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 1999, 1998 and 1997

                                                                   1999               1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                                          $(3,417,797)        $1,094,001           $491,454
  Adjustments to reconcile net (loss) earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                2,784,883          2,027,557          1,381,931
    Provision for doubtful accounts                                878,628            416,713            950,495
    Tax benefit of options exercised                               205,823            769,988                 --
    Noncash stock compensation expense                             423,588            569,391          3,539,563
    Deferred income taxes                                       (2,952,266)           648,544         (1,070,460)
    Restructuring charge (net of cash paid)                      2,128,000                 --                 --
    Gain on disposal of property and equipment                          --             (4,852)                --
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Trade accounts receivable                                  735,880         (6,830,049)        (6,142,229)
        Prepaid expenses and other current assets                  696,497         (1,914,484)          (190,249)
        Other assets                                               (55,900)            84,360            (90,471)
    Increase (decrease) in liabilities:
        Accounts payable                                         4,343,446          6,134,167          3,617,801
        Other current and accrued liabilities and
           salaries and wages payable                            1,282,261           (592,746)           587,247
        Other long-term liabilities                                (37,254)            72,534            (54,522)
                                                              ------------       ------------       ------------
    Net cash provided by operating activities                    7,015,789          2,475,124          3,020,560
                                                              ============       ============       ============

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of short-term
    investments available for sale                                  23,521            442,554            973,141
  Purchase of investments available for sale                            --                 --           (984,129)
  Purchases of property and equipment                           (4,727,130)        (3,267,833)        (6,397,259)
  Proceeds from sale of fixed assets                                 7,147             10,920             53,759
  Payments for deferred line installation costs                   (281,008)          (122,939)          (127,488)
  Issuance of notes                                               (406,100)                --           (136,706)
  Collections on notes receivable                                  406,100                 --                 --
  Collection on notes receivable from employees                     22,188            232,499              3,898
                                                              ------------       ------------       ------------
           Net cash used in investing activities                (4,955,282)        (2,704,799)        (6,614,784)
                                                              ============       ============       ============

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised                                        1,061,437          1,418,191             66,273
  Bank borrowings                                                       --                 --          2,000,000
  Additional borrowings                                                 --            770,000            940,000
  Repayment on bank borrowings                                    (486,956)        (1,130,799)                --
                                                              ------------       ------------       ------------
           Net cash provided by financing activities               574,481          1,057,392          3,006,273
                                                              ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              $2,634,988           $827,717          $(587,951)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                              3,416,904          2,589,187          3,177,138
                                                              ------------       ------------       ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                   $6,051,892         $3,416,904         $2,589,187
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

    Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                Retail       Wholesale         Total

    1999
    Net Sales                $72,555,692    $64,727,178    $137,282,870
    Gross margin              22,143,818      3,638,970      25,782,788
    Operating loss            (4,985,480)      (935,670)     (5,921,150)

    1998
    Net Sales                $65,304,679    $57,981,349    $123,286,028
    Gross margin              21,300,071      2,899,723      24,199,794
    Operating income (loss)    1,820,306       (272,732)      1,547,574

    1997
    Net Sales                $57,896,644    $31,429,277     $89,325,921
    Gross margin              20,164,462      2,332,176      22,496,638
    Operating income (loss)     (793,640)     1,446,881         653,241

 4. INVESTMENT SECURITIES

    Investments available for sale consist of:

                                       1999                                       1998
                    ----------------------------------------   ----------------------------------------
                                Gross Unrealized                           Gross Unrealized
                               -----------------      Market              -----------------     Market
                       Cost      Gain      Loss       Value       Cost      Gain      Loss      Value

    Municipal
      bonds          $25,000        $--     $--      $25,000    $50,000         $8     $--      $50,008
    Mutual funds     286,900      2,400      --      289,300    281,991      1,104      --      283,095
    Common  stock     70,700    164,612      --      235,312     70,700    174,490      --      245,190
                    --------    ------- --------    --------   --------   -------- --------    --------
                    $382,600   $167,012     $--     $549,612   $402,691   $175,602     $--     $578,293
                   =========   ======== ========    ========   ========   ======== ========  ==========

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
                                        ==========     ==========       ========     ==========

    A reconciliation from the U.S. statutory tax rate of 34% to the effective tax rate for income taxes on the consolidated statements of
    (loss) earnings and comprehensive (loss) income is as follows:

                                                        1999              1998              1997
    Computed expense at statutory rates             $(1,992,076)        $620,345         $264,178
    (Reductions) increase in taxes resulting from:
      Tax-exempt interest income                         (4,776)         (14,300)         (16,000)
      State taxes (benefit), net of federal
        income tax benefit                             (350,215)         118,000           28,300
      Insurance proceeds on officer's death                  --         (114,400)              --
      Other                                             (94,182)         120,899            9,062
                                                   ------------     ------------     ------------
    Actual (benefit) expense                        $(2,441,249)        $730,544         $285,540
                                                   ============     ============     ============

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
                            ===============  =============  =============       ========


    Information regarding options under the 1996 Plan is as follows:


                                                                           Weighted
                             Option                                         Average
                              Price                                         Exercise
                            Per Share          Outstanding   Exercisable     Price

January 31, 1997 balance     $-                     -            -           $ -

  Granted                    $7.25  - $10.00     464,000         -           $8.41
  Became Exercisable         $7.25  - $10.00        -          67,250          -
  Exercised                           $7.25      (21,750)     (21,750)       $7.25
  Cancelled                           $7.25      (72,250)      (1,750)       $7.25
                             ----------------    -------     --------        ------
January 31, 1998 balance     $7.25  - $10.00     370,000       43,750        $8.70
                             ----------------    -------     --------        ------
  Granted                    $14.63 - $21.50     263,900          -          $17.18
  Became Exercisable         $7.25  - $10.00        -         141,250        $8.03
  Exercised                            $7.25     (10,000)     (10,000)       $7.25
  Cancelled                  $7.25  - $21.50    (281,800)         -          $12.64
                             ================    =======     ========        ======
January 31, 1999 balance     $7.25  - $21.50     342,100      175,000        $8.00
                             ================    =======     ========        ======


The following table summarizes the information about options outstanding under the 1987 and 1996 plans:

                                   Options Outstanding             Options Exercisable
                          ------------------------------------   -------------------------
                                           Average   Weighted-                   Weighted-
     Range of              Number of     Remaining   Average      Number of       Average
     Exercise                Shares     Contractual  Exercise       Shares       Exercise
      Prices              Outstanding       Life      Price      Outstanding      Price
    $0.51 - $4.81           310,000      2.28 years    $1.77        310,000        $1.77
    $7.25 - $10.00          175,000      3.11 years    $7.88        175,000        $7.88
   $14.63 - $21.50          167,100      4.20 years   $16.38           -             -
                            --------                               -------
   $ 0.51 - $21.50          652,100      2.99 years    $5.25        485,000        $3.97
                            ========                               ========

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

    The Second Amended Facility requires the Company to meet certain covenants. Among the covenants contained in the second amended Facility are ratios and balances as to minimum tangible net worth, current ratio, debt to net worth, debt service coverage, and fixed charge coverage (all as defined). Other covenants include the level of capital expenditures, acquisitions of capital stock, the incurrence of new long-term indebtedness (as defined), and new liens on assets, as well as the maintenance of certain other ratios. At January 31, 1999, the Company was not in compliance with the covenants of the Second Amended Facility concerning minimum tangible networth and debt service coverage.
    -See Note 19-

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

    The reconciliation of the earnings and common shares included in the computation of basic earnings per common share and diluted earnings per common share for the years ended January 31, 1999, 1998 and 1997 is as follows:


                              1999
                            Earnings       Shares        Per-Share
                           (Numerator)  (Denominator)     Amount
Net (Loss) Earnings       ($3,417,797)
                           ----------

Basic (Loss) Earnings
  Per Share:              ($3,417,797)     6,817,701       $(0.50)

Effect of Dilutive
  Securities:
  Stock Options

Diluted (Loss)  Earnings
  Per Share               ($3,417,797)     6,817,701       $(0.50)
                           ----------      ---------       ------



                             1998
                             Earnings       Shares      Per-Share
                           (Numerator)  (Denominator)     Amount
Net (Loss) Earnings        $1,094,001
                           ----------
Basic (Loss) Earnings
  Per Share:               $1,094,001     6,213,404       $0.18

Effect of Dilutive
  Securities:
  Stock Options            $1,094,001       628,946
                           ----------

Diluted (Loss)  Earnings
  Per Share                $1,094,001     6,842,350        $0.16
                           ----------     ---------        -----


                             1997
                             Earnings       Shares      Per-Share
                           (Numerator)  (Denominator)     Amount
Net (Loss) Earnings          $491,454
                             --------
Basic (Loss) Earnings
  Per Share:                 $491,454      5,882,660       $0.08
   1,094,001
Effect of Dilutive
  Securities:
  Stock Options                              855,862
                                           ---------

Diluted (Loss)  Earnings
  Per Share                  $491,454      6,738,522        $0.07
                             --------      ---------        -----




    Outstanding stock options to purchase shares of common stock were not included in the computation of diluted earnings per share for 1999 because to do so would have been antidilutive. For 1998 and 1997 there were no items whose effect would have been antidulitive.

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


17. EMPLOYEE STOCK OWNERSHIP PLAN

    On September 1, 1998, the Company established the Total-Tel USA Communications, Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Concurrently with the establishment of the nonleveraged ESOP Plan, the Company contributed 600,000 shares of its Common Stock to the ESOP Plan. The common shares were recorded at fair value at the date contributed to the ESOP Plan, totaling approximately $12.3 million, with an offset to Unearned ESOP Shares in the Statement of Shareholders' Equity. The ESOP Plan is administered through a trust by a trustee, as designated by the Board of Directors. No shares have been allocated from the ESOP Plan as of January 31, 1999.

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

                           ******



TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(CONSOLIDATED)


Column A                             Column B                 Column C                   Column D               Column E
                                     -------------------------------------------------------------------------------------
                                                              Additions
                                                      --------------------------
                                                                      Charged to
                                     Balance at       Charged to        Other                                    Balance
                                     Beginning         Cost and        Accounts-         Deductions-            at End of
         Description                 of Period         Expenses        Describe           Describe                Period

YEAR ENDED JANUARY 31,
  1999:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                         $866,421         $878,628           $--            $514,566              $1,230,483

  Allowances not deducted:
    Restructuring reserve                   $--       $2,367,910      $239,910                 $--              $2,128,000

YEAR ENDED JANUARY 31,
  1998:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                       $1,053,670         $416,713           $--            $603,962                $866,421

YEAR ENDED JANUARY 31,
  1997:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                         $831,538         $950,495           $--            $728,363              $1,053,670




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