Form 10-Q
period 1999-04-30
TOTAL TEL USA COMMUNICATIONS INC
filed 1999-06-14
CIK 34497

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)
 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended              April 30, 1999
                                         ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                     to
                                         ------------------    ----------------

                          Commission File Number 0-2180

                       TOTAL-TEL USA COMMUNICATIONS, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                       22-1656895
---------------------------------                        -------------------
(State or other Jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                150 Clove Road, 8th Floor, Little Falls, NJ 07424
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (973) 812-1100

                                 Not applicable
                                ----------------
           (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at June 14, 1999
------------------------------------             ----------------------------
Common Share, $.05 par value                             7,622,404

                       TOTAL-TEL USA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                        FIRST QUARTER REPORT ON FORM 10-Q



                                      INDEX

                                                                                             Page No.
PART I.    FINANCIAL INFORMATION

         Condensed Consolidated Statements of Earnings and Comprehensive Income
                  Three months ended April 30, 1999 and 1998
                  (unaudited)                                                                    3

         Condensed Consolidated Balance Sheets
                  April 30, 1999 (unaudited), and
                  January 31, 1999                                                               4-5

         Condensed Consolidated Statements of Cash Flows
                  Three months ended
                  April 30, 1999 and 1998
                  (unaudited)                                                                    6

         Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                                         7-8

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                 9-11


PART II. OTHER INFORMATION

         Items 1-5                                                                                12

         Item 6. Exhibits and Reports on Form 8-K                                                 12


SIGNATURES                                                                                        13


               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                            Three Months Ended
                                                                            ------------------
                                                                                April 30,
                                                                                --------
                                                                      1999                        1998
                                                                 ----------------            ----------------
Net Sales                                                            $33,530,049                 $31,881,593
Costs and expenses
              Cost of Sales                                           26,529,684                  25,134,905
              Selling, general and administrative                      6,481,270                   6,335,981
                                                                 ----------------            ----------------
                                                                      33,010,954                  31,470,886
                                                                 ----------------            ----------------
Operating Income                                                         519,095                     410,707
                                                                 ----------------            ----------------
Other (expense) income
              Interest income                                             23,123                      25,886
              Other (expense) income                                     (14,405)                     50,581
              Interest expense                                           (40,442)                    (48,515)
                                                                 ----------------            ----------------
              Total other (expense) income                               (31,724)                     27,952
                                                                 ----------------            ----------------
Earnings before provision for income taxes                               487,371                     438,659
Provision for income tax                                                (191,500)                   (175,440)
                                                                 ----------------            ----------------
Net Earnings                                                         $   295,871                 $   263,219
                                                                 ================            ================
Other comprehensive income, net of tax:
              Unrealized holding gain                                     22,917                      25,393
                                                                 ----------------            ----------------
Comprehensive Income                                                 $   318,788                 $   288,612
                                                                 ================            ================
BASIC EARNINGS PER COMMON SHARE                                            $0.04                       $0.04
                                                                          ------                      -----
DILUTED EARNINGS PER COMMON SHARE                                          $0.04                       $0.04
                                                                          ------                      -----

Dividends per share                                                         NONE                        NONE


            See notes to condensed consolidated financial statements.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    APRIL 30,                JANUARY 31,
                                                                      1999                      1999
                                                                 ----------------            ------------
                                                                   (Unaudited)                 (Note)
ASSETS
CURRENT ASSETS:

              Cash and cash equivalents                              $ 2,993,661                  $ 6,051,892

              Securities available for sale                              589,062                      549,612

              Accounts receivable                                     20,271,418                   18,732,480

              Note receivable                                             95,402                       95,402

              Deferred income taxes                                      632,697                    1,419,642

              Prepaid expenses and other current assets                2,751,354                    1,801,210
                                                                 ----------------            -----------------
TOTAL CURRENT ASSETS                                                  27,333,594                   28,650,238

PROPERTY AND EQUIPMENT, LESS ACCUMULATED
              DEPRECIATION AND AMORTIZATION                           13,095,722                   14,473,261

OTHER ASSETS:

              Deferred line installation costs,                          327,058                      447,226
              less accumulated amortization

              Other assets                                               466,781                      488,175

              Deferred income taxes                                    1,569,178                    1,633,238
                                                                 ----------------            -----------------
                                                                       2,363,017                    2,568,639
                                                                 ----------------            -----------------

                                                                     $42,792,333                  $45,692,138
                                                                 ================            =================




Note: The balance sheet at January 31, 1999 has been taken from the audited consolidated financial statements at that date.

          See notes to condensed consolidated financial statements.

                                   (Continued)

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    APRIL 30,                JANUARY 31,
                                                                      1999                      1999
                                                                 ----------------            -----------
                                                                   (Unaudited)                 (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

              Current portion of long-term debt                      $   536,118                  $   526,361

              Accounts payable                                        19,510,239                   20,699,873

              Accrued restructuring costs                                440,927                    2,128,000

              Other current and accrued liabilities                    2,962,621                    3,037,255

              Salaries and wages payable                                 834,306                      998,081
                                                                 ----------------            -----------------

TOTAL CURRENT LIABILITIES                                             24,284,211                   27,389,570
                                                                 ----------------            -----------------

OTHER LONG-TERM LIABILITIES                                              285,565                      294,500
                                                                 ----------------            -----------------

LONG-TERM DEBT                                                         1,427,371                    1,565,884
                                                                 ----------------            -----------------


SHAREHOLDERS' EQUITY

              Common stock                                               456,139                      455,739
              Additional paid-in capital                              22,843,333                   22,809,518
              Retained earnings                                        7,053,857                    6,757,987
                                                                 ----------------            -----------------
                                                                      30,353,329                   30,023,244

              Unearned ESOP Shares                                   (12,225,000)                 (12,225,000)
              Treasury stock                                          (1,456,781)                  (1,456,781)
              Accumulated other comprehensive income                     123,638                      100,721
                                                                 ----------------            -----------------

                          Total Shareholders' Equity                  16,795,186                   16,442,184
                                                                 ----------------            -----------------

                                                                     $42,792,333                  $45,692,138
                                                                 ================            =================


 Note: The balance sheet at January 31, 1999 has been taken from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      April 30,
                                                                          1999                       1998
                                                                     ----------------          -----------------
OPERATING ACTIVITIES:
              Net earnings                                               $   295,871                $   263,219
              Adjustment for non-cash charges                              2,336,484                    974,726
              Changes in assets and liabilities                           (5,020,938)                 1,022,940
                                                                     ----------------          -----------------
              Net cash (used in) provided by operating activities         (2,388,583)                 2,260,885
                                                                     ----------------          -----------------

INVESTING ACTIVITIES:
              (Increase) decrease in marketable securities                   (16,533)                    25,000
              Purchase of securities available for sale                        -                        (51,273)
              Note receivable                                                  -                       (234,550)
              Collection of notes receivable                                   -                          4,257
              Purchase of property and equipment                            (553,139)                (1,770,971)
              Proceeds on sales of fixed assets                                3,000                     -
              Additions to deferred line installation costs                   (8,435)                   (11,907)
                                                                     ----------------          -----------------

              Net cash used in investing activities                         (575,107)                (2,039,444)
                                                                     ----------------          -----------------

FINANCING ACTIVITIES:
              Exercise of stock options                                       34,215                    319,313
              Repayments of bank borrowing                                  (128,756)                  (119,413)
              Tax benefit of options exercised                                 -                        377,500
                                                                     ----------------          -----------------
              Net cash (used in) provided by financing activities            (94,541)                   577,400
                                                                     ----------------          -----------------

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS                                                 (3,058,231)                   798,841

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                    $ 6,051,892                $ 3,416,904
                                                                     ----------------          -----------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                          $ 2,993,661                $ 4,215,745
                                                                     ================          =================

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
              Cash paid during the period for:
                          Interest                                       $    40,442                $    48,515
                          Income taxes                                   $     -                    $    30,000

Note A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the "Company") for the fiscal year ended January 31, 1999. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1999 are not necessarily indicative of the results which may be expected for the year ending January 31, 2000.


Note B - Stock Split

         On July 15, 1998, the Registrant distributed 4,207,887 shares of common stock in connection with a 2 for 1 stock split in the form of a stock dividend of all outstanding shares as of June 30, 1998. All per share and number of shares data have been restated to reflect the stock split.


Note C - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 Three Months Ended
                                                                          April 30, 1999      April 30, 1998
                                                                          --------------      --------------
Numerator:
         Income available to common shareholders
         used in basic and diluted earnings per share                    $   295,871          $  263,219

Denominator:
         Weighted-average number of Common
         Shares used in basic earnings per share                           6,924,154           6,884,674

         Effect of diluted securities:
                  Common stock options                                       409,770             487,004
                                                                           ---------           ---------

         Weighted-average number of Common
         Shares and diluted potential Common Shares
         used in diluted earnings per share                                7,333,924           7,371,678
                                                                           ---------           ---------
Basic earnings per share                                                     $  0.04             $  0.04
                                                                             -------             -------
Diluted earnings per share                                                   $  0.04             $  0.04
                                                                             -------             -------

Note D - Segment Reporting

         The Registrant sells telecommunication services to two distinct segments: a retail segment, consisting primarily of small to medium size businesses within the Northeastern United States, and a wholesale segment, with sales to other telecommunications carriers throughout North America and Europe.

         In addition to direct costs, each segments is allocated a proportion of the Registrant's switch and operating expenses. The allocation of expense is based upon the minutes of use flowing through the Registrant's switching network. There are no intersegment sales. Assets are held at the consolidated level and are not allocable to the operating segments. The Registrant evaluates performance on operating earnings of the two business segments.

         Summarized financial information concerning the Registrant's reportable segments is shown in the following table:



                                                        Retail            Wholesale                 Total
Three Months Ended
April 30, 1999

Net Sales                                               $18,306,673       $15,223,376               $33,530,049
Gross margin                                              5,638,175         1,362,190                 7,000,365
Operating (loss) income                                    (265,005)          784,100                   519,095

Three Months Ended
April 30, 1998

Net Sales                                               $18,765,111       $13,116,482               $31,881,593
Gross margin                                              5,555,250         1,191,438                 6,746,688
Operating income                                            122,987           287,720                   410,707






                 THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULT OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

         Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbor from liability provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Registrant "believes", "anticipates", "expects", or words of similar import. Similarly, statements which describe the Registrant's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Report and the Registrant undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Overview

         The Registrant is a regional facilities-based telecommunications provider servicing both the commercial and wholesale marketplace. The Registrant began offering interexchange telecommunications services in January, 1983. Gross revenues have increased from approximately $30 million in the Fiscal year ended January 31, 1995 ("Fiscal 1995") to approximately $137 million in the Fiscal year ended January 31, 1999.

         The Registrant has recently changed its direction from national expansion, to focus on further penetration into the Northeastern USA market, rather than pursuing a plan of national expansion previously announced. This decision led to a restructuring of the Registrant's business, which eliminated sales offices in Florida, Georgia, Virginia and the United Kingdom, as well as the switch in Miami, Florida. This restructuring has resulted in an operating profit of approximately $519,000 for the first quarter ended April 30, 1999. This return to profitability is the direct result of the actions taken by management to implement the new strategy.

         The Registrant currently owns two long-distance switches, one in New York City and the other in Newark, New Jersey. The Registrant also has a Network Operating Center, (NOC) that monitors and controls its network. The Registrant sells its services through three sales groups; a field retail sales force, independent sales agents, and a wholesale sales group.

         The Registrant's principal expenses consist of cost of sales and selling, general and administrative expenses, (SG&A). Cost of sales consist of access fees, line installation expenses, operations expenses, switch expenses, NOC expenses, depreciation, transport expenses and local and long-distance expenses. S,G&A expenses includes selling and marketing costs, customer service and general and administrative costs.

Results of Operations:

         Net sales were approximately $33,530,000 for the first quarter of the current fiscal year, an increase of approximately $1,648,000, or 5.2%, over the prior fiscal year's first quarter net sales of approximately $31,882,000. Carrier revenue increased to approximately $15,223,000, an increase of approximately $2,107,000, or 16.1% over the prior fiscal year's first quarter of approximately $13,116,000. Retail sales declined to approximately $18,307,000, a decrease of approximately $458,000, or 2.4%, from the prior fiscal year's first quarter of approximately $18,765,000.

         Despite a 12.9% increase or approximately 20,068,000 retail minutes billed, from approximately 155,644,000 in the prior year's fiscal quarter to approximately 175,712,000 in the current fiscal quarter, retail revenues declined. This is attributable to the reduction in average selling price, of approximately 1.7 cents per minute, or 14.1%. The growth in demand for additional usage in the telecommunications market has driven the increase in the Registrant's volume. However, the intense competition that exists in that market continues to drive the average selling price downward.

         Cost of sales increased to approximately $26,530,000, an increase of approximately $1,395,000, or 5.6% from the prior fiscal year's first quarter of approximately $25,135,000. This variance was unfavorable in relationship to sales. This increase was primarily due to the sales volume increases experienced by the Registrant's carrier business, as described above. The direct line costs for the Registrant increased to approximately $25,172,000, an increase of approximately $1,296,000, or 5.4%, from the approximately $23,876,000 of direct line costs experienced in the first quarter of the prior fiscal year. The balance of the increase was primarily due to increased costs of salaries and wages relating to the upgrade of the technical staff employed in operations, the switch locations and the NOC.

         Selling, general and administrative expense for the current fiscal quarter were approximately $6,481,000, an increase of approximately $145,000, or 2.3% as compared to the first quarter amount of approximately $6,336,000 for the prior fiscal year. This increase resulted primarily from an increase in salaries, wages and fringe benefits of approximately $377,000, an increase in sales commissions expense (due to the sales increase) of approximately $98,000, and an increase in recruiting fees to hire sales staff in the new regional sales offices of approximately $55,000. These increases were partially offset by savings in legal expenses of approximately $230,000, reductions in consulting fees of approximately $26,000, savings on travel and entertainment expenses of approximately $61,000, savings on data processing services of approximately $29,000 and net savings from other cost reduction measures of approximately $39,000.

         Other expense for the current fiscal quarter was approximately $32,000, as compared to approximately $28,000 of other income recorded in the fiscal quarter ended April 30, 1998. The $60,000 change was primarily due to income derived from prepaid debit cards.

         Diluted earnings per share of $0.04 from continuing operations for the quarter ending April 30, 1999 were equal to the $.04 per share for the quarter ended April 30, 1998.

Liquidity and Capital Resources

         At April 30, 1999, the Registrant had working capital of approximately $3,049,000, an increase of approximately $1,789,000 as compared to January 31, 1999. The ratio of current assets to current liabilities at April 30, 1999 increased to 1.1:1, over the ratio of 1.0:1 at January 31, 1999. The increase in working capital at April 30, 1999 was primarily attributable to an increase in net accounts receivable of approximately $1,539,000; an increase in prepaid expenses and other current assets of approximately $950,000; an increase on the value of securities available for sale of approximately $39,000; decreases in accounts payable of approximately $1,190,000; a decrease in the accrued restructuring costs and other current and accrued liabilities of approximately $1,762,000; decreases in salaries and wages payable of approximately $164,000. This was offset by a decrease in cash and cash equivalents of approximately $3,058,000, deferred taxes of approximately, $787,000 and an increase in the current portion of long term debt of approximately $10,000. The Registrant continues to maintain a strong liquid position.

         The decrease in cash of approximately $3,058,000 was the result primarily of the changes in assets and liabilities of approximately $5,021,000; purchases of fixed assets of approximately $553,000 and the repayment of bank borrowings of approximately $129,000. This was offset primarily by net earnings of approximately $296,000, non-cash charges for depreciation and amortization of approximately $670,000, doubtful accounts of approximately $221,000, write off of property and equipment of approximately $1,400,000 and non-cash compensation of approximately $47,000.

         Capital expenditures during the first three months of fiscal year 2000 were approximately $553,000 and were financed from funds provided by operations. Approximately $321,000 of these expenditures were applicable to the purchase of upgrades to the switch equipment in New York and New Jersey, approximately $108,000 for the purchase of equipment necessary to become an Internet Service Provider (ISP) and approximately $124,000 for software and hardware upgrades to the current data processing network.

         The Registrant is in the process of determining the capital needs to enhance its ability to offer new products and services such as local service, ISP, enhanced calling card and toll-free service and city code routing. The expenditures necessary for these needs, (during the balance of fiscal 2000) are estimated to be approximately $4,800,600, comprising the software and hardware necessary for a new billing, financial and sales compensation systems, various upgrades to the current switch and additional data processing hardware and software needed to control the flow of information. These expenditures are planned to be financed through vendor financing, working capital and additional lines of credit which the Registrant intends to negotiate with its current lender, or other sources.

         As of April 30, 1998, the Registrant had an Equipment Facility and Revolving Credit Agreement (the "Facility") with a major New Jersey bank. This Facility provides the Registrant with an unsecured line of credit of $5,000,000. In addition, the Registrant has drawn down $1,963,489 of a prior loan commitment at an interest rate of 7.71% payable over five years.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                        THREE MONTHS ENDED APRIL 30, 1999




ITEMS 1 - 5                Not applicable

ITEM 6                     Exhibits and reports on Form 8-K

                           (a)      Exhibits - 27 Financial Data Schedule

                           (b) There were no reports on Form 8-K filed for the three months ended April 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       TOTAL-TEL USA COMMUNICATIONS, INC.
                                  (Registrant)



Date      June 14, 1999                              By     /S/  Warren H. Feldman, Esq.
      ----------------------                             -------------------------------
                                                           Warren H. Feldman, Esq.
                                                           Chairman of the Board of Directors


Date      June 14, 1999                              By       /S/  Dennis Spina
      ----------------------                               -----------------------------
                                                           Dennis Spina
                                                           President, Chief Operating Officer, Director


Date      June 14, 1999                              By       /S/  Salvatore M. Quadrino
      ----------------------                               -----------------------------
                                                           Salvatore M. Quadrino
                                                           Vice President, Chief Financial Officer




Date      June 14, 1999                              By       /S/  Thomas P. Gunning
      ----------------------                               -----------------------------
                                                           Thomas P. Gunning
                                                           Vice President, Secretary/Treasurer,
                                                           Principal Accounting Officer