Form 10-Q
period 1999-07-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1999-09-14
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q


(Mark one)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  July 31, 1999
                                         ---------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                           to
                                         -------------------------


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


                150 CLOVE ROAD, 8TH FLOOR, LITTLE FALLS, NJ 07424
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                                  Yes  X    No
                                      ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at September 14, 1999
----------------------------                   ---------------------------------
Common Share, $.05 par value                           7,854,182 shares

                       TOTAL-TEL USA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                       SECOND QUARTER REPORT ON FORM 10-Q


                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Statements of Earnings and
               Comprehensive Income
                  Six months ended July 31, 1999 and 1998
                  (unaudited) and three months ended July
                  31, 1999 and 1998 (unaudited)                             3

         Condensed Consolidated Balance Sheets
                  July 31, 1999 (unaudited), and
                  January 31, 1999                                          4-5

         Condensed Consolidated Statements of Cash Flows
                  Six months ended July 31, 1999 and 1998
                  (unaudited)                                               6

         Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                    7-8

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9-12


PART II. OTHER INFORMATION

         Items 1-5                                                          13

         Item 6. Exhibits and Reports on Form 8-K                           13


SIGNATURES                                                                  14

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                      Six Months Ended                  Three Months Ended
                                                          July 31,                           July 31,
                                                   ---------------------              ---------------------
                                                   1999             1998              1999             1998
                                               ------------     ------------       ------------     -------------

NET SALES                                      $ 70,146,954     $ 65,438,437       $ 36,616,906     $ 33,556,844
                                               ------------     ------------       ------------     -------------

Costs and Expenses
   Cost of Sales                                 55,699,357       51,280,565         29,169,672       26,145,660
   Selling general and administrative            13,338,017       13,379,084          6,856,747        7,043,103
                                               ------------     ------------       ------------     -------------

   Total costs and expenses                      69,037,374       64,659,649         36,026,419       33,188,763
                                               ------------     ------------       ------------     -------------

OPERATING INCOME                                  1,109,580          778,788            590,487          368,081
                                               ------------     ------------       ------------     -------------

Other (Expense) Income
   Interest Income                                   36,436           50,131             13,313           24,245
   Other (Expense) Income                            (4,393)         141,000             10,011           90,419
   Interest Expense                                 (78,322)         (97,941)           (37,880)         (49,426)
                                               ------------     ------------       ------------     -------------

   Total Other (Expense) Income                     (46,279)          93,190            (14,556)          65,238
                                               ------------     ------------       ------------     -------------

Earnings before  Provision for Income Taxes       1,063,301          871,978            575,931          433,319

Provision for Income Tax                            428,365          331,960            236,865          156,520
                                               ------------     ------------       ------------     -------------

NET EARNINGS                                        634,936          540,018            339,066          276,799

Other Comprehensive Income, net of tax:
   Unrealized holding gain                           19,521            7,672             (3,396)         (17,721)
                                               ------------     ------------       ------------     -------------

COMPREHENSIVE INCOME                           $    654,457     $    547,690       $    335,670     $    259,078
                                               ============     ============       ============     =============

BASIC EARNINGS PER COMMON SHARE                $       0.09     $       0.08       $       0.05     $       0.04
                                               ------------     ------------       ------------     -------------

DILUTED EARNINGS PER COMMON SHARE              $       0.09     $       0.07       $       0.05     $       0.04
                                               ------------     ------------       ------------     -------------

DIVIDENDS PER SHARE                                    NONE             NONE               NONE             NONE


            See notes to condensed consolidated financial statements

              TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           JULY 31,       JANUARY 31,
                                                             1999            1999
                                                        ------------     -------------
                                                         (Unaudited)        (Note)
ASSETS

CURRENT ASSETS:

        Cash and cash equivalents                        $  4,312,594     $  6,051,892

        Investments available for sale                        584,679          549,612

        Accounts receivable                                21,512,545       18,732,480

        Note receivable                                        50,000           95,402

        Deferred income taxes                                 496,620        1,419,642

        Prepaid expenses and other current assets           2,644,593        1,801,210
                                                         ------------     ------------

        TOTAL CURRENT ASSETS                               29,601,031     $ 28,650,238
                                                         ------------     ------------


PROPERTY AND EQUIPMENT, LESS ACCUMULATED
        DEPRECIATION AND AMORTIZATION                      13,634,397       14,473,261
                                                         ------------     ------------

OTHER ASSETS:

        Deferred line installation costs,
        Less accumulated amortization                         304,577          447,226

        Other assets                                          456,170          488,175

        Deferred income taxes                               1,667,387        1,633,238
                                                         ------------     ------------

                                                            2,428,134        2,568,639
                                                         ------------     ------------

                                                         $ 45,663,562     $ 45,692,138
                                                         ============     ============


            NOTE: The balance sheet at January 31, 1999 has been taken from the audited consolidated financial statements at that date.


                     See notes to condensed consolidated financial statements.

                                   (Continued)

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                           JULY 31,       JANUARY 31,
                                                             1999            1999
                                                         ------------     ------------
                                                          (Unaudited)        (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

        Current portion of long-term debt                $    546,751     $    526,361

        Accounts payable                                   20,713,511       20,699,873

        Accrued restructuring costs                           238,004        2,128,000

        Other current and accrued liabilities               3,161,656        3,037,255

        Salaries and wages payable                            921,396          998,081
                                                         ------------     ------------

TOTAL CURRENT LIABILITIES                                  25,581,318       27,389,570
                                                         ------------     ------------

OTHER LONG-TERM LIABILITIES                                   276,630          294,500
                                                         ------------     ------------

LONG-TERM DEBT                                              1,286,788        1,565,884
                                                         ------------     ------------


SHAREHOLDERS' EQUITY

        Common stock                                          468,203          455,739
        Additional paid-in-capital                         24,219,884       22,809,518
        Retained earnings                                   7,392,923        6,757,987
                                                         ------------     ------------
                                                           32,081,010       30,023,244

        Unearned ESOP Shares                              (12,225,000)     (12,225,000)
        Treasury stock                                     (1,457,426)      (1,456,781)
        Accumulated other comprehensive inco                  120,242          100,721
                                                         ------------     ------------


                Total Shareholders' Equity                 18,518,826       16,442,184
                                                         ------------     ------------

                                                         $ 45,663,562     $ 45,692,138
                                                         ============     ============


            NOTE: The balance sheet at January 31, 1999 has been taken from the audited consolidated financial statements at that date.


            See notes to condensed consolidated financial statements.

              TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                  Six Months Ended
                                                                       July 31,
                                                                  ----------------
                                                               1999                1998
                                                           ------------        ------------
OPERATING ACTIVITIES:
        Net earnings                                       $    634,936        $    540,018
        Adjustment for non-cash charges                       3,294,717           1,962,726
        Changes in assets and liabilities                    (5,097,072)         (1,046,276)
                                                           ------------        ------------

        Net cash (used) provided by operating activities     (1,167,419)          1,456,468
                                                           ------------        ------------

INVESTING ACTIVITIES:
        (Increase) decrease in marketable securities            (15,546)             76,273
        Purchase of securities available for sale                 --                (51,273)
        Collection of notes receivable                           45,402              16,607
        Note receivable                                           --               (234,550)
        Purchase of property and equipment                   (1,773,162)         (2,523,008)
        Proceeds on sale of fixed assets                         23,909              --
        Additions to deferred line installation costs           (15,961)            (57,771)
                                                           ------------        ------------

        Net cash used in investing activities                (1,735,358)         (2,773,722)
                                                           ------------        ------------

FINANCING ACTIVITIES:
        Exercise of stock options                             1,422,185             424,313
        Repayments of bank borrowings                          (258,706)           (239,519)
        Tax benefit of options exercised                          --                377,500
                                                           ------------        ------------

        Net cash provided by financing activities             1,163,479             562,294
                                                           ------------        ------------

NET DECREASE IN CASH AND
        CASH EQUIVALENTS                                     (1,739,298)           (754,960)

CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                                   6,051,892           3,416,904
                                                           ------------        ------------

CASH AND CASH EQUIVALENTS,
        END OF PERIOD                                      $  4,312,594        $  2,661,944
                                                           ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH
        FLOW INFORMATION:
        Cash paid during the period for:
                        Interest                           $     78,322        $     97,941
                        Income taxes                       $      3,400        $     30,000


            See notes to condensed consolidated financial statements.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the "Registrant") for the fiscal year ended January 31, 1999. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000.


NOTE B -- STOCK SPLIT

         On July 15, 1998, the Registrant distributed 4,207,887 shares of Common Stock $.05 par value, in connection with a 2 for 1 stock split to record holders as of June 30, 1998. All references in the accompanying financial statements to the number of Common Shares and per-share amounts have been restated to reflect the stock split.


NOTE C -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

                                                     Six Months Ended                   Three Months Ended
                                              July 31, 1999    July 31, 1998      July 31, 1999    July 31, 1998
                                              -------------    -------------      -------------    -------------
Numerator:
   Income available to Common Shareholders     $   634,936      $   540,018        $   339,066      $   276,799
   used in basic and diluted earnings per
   Common Share
Denominator:
   Weighted-average number of Common             6,952,998        6,929,108          6,981,842        6,973,543
   Shares used in basic earnings per
   Common Share *

   Effect of diluted securities:
       Common share options                        344,946          462,332            283,121          437,660
                                               -----------      -----------        -----------      -----------

   Weighted-average number of Common
   Shares and diluted potential Common Shares
   used in diluted earnings per Common Share     7,297,944        7,391,440          7,264,963        7,411,203
                                               -----------      -----------        -----------      -----------

Basic earnings per Common Share                $      0.09      $      0.08        $       0.05     $      0.04
                                               -----------      -----------        ------------     -----------

Diluted earnings per Common Share              $      0.09      $      0.07        $       0.05     $      0.04
                                               -----------      -----------        ------------     -----------


* NOTE 600,000 ESOP shares have not been included in the weighted average number of Common Shares - SEE NOTE F


NOTE D -- SEGMENT REPORTING

         The Registrant sells telecommunication services to two distinct segments: a retail segment, consisting primarily of small to medium size businesses principally within the Northeastern United States, and a wholesale segment, with sales to other telecommunications carriers throughout North America and Europe.

         In addition to direct costs, each segment is allocated a proportion of the Registrant's switch and operating expenses. The allocation of expense is based upon the minutes of use flowing through the Registrant's switch network. There are no intersegment sales. Assets are held at the consolidated level and are not allocable to the operating segments. The Registrant evaluates performance on operating earnings of the two business segments.

         Summarized financial information concerning the Registrant's reportable segments is shown in the following table:

                                    RETAIL           WHOLESALE          TOTAL
                                    ------           ---------          -----
SIX MONTHS ENDED
JULY 31, 1999

Net Sales                         $35,842,764       $34,304,190      $70,146,954
Gross margin                       11,344,352         3,103,245       14,447,597
Operating (loss) income              (791,049)        1,900,629        1,109,580


SIX MONTHS ENDED
JULY 31, 1998

Net Sales                         $36,941,473       $28,496,964      $65,438,437
Gross margin                       11,604,011         2,553,861       14,157,872
Operating income                      134,035           644,753          778,788


NOTE E -- COST OF SALES

The Registrant is involved in a number of billing disputes with suppliers that arise in the normal course of business, as is common in the industry. The Registrant records supplier invoices at full value and recognizes any cost reduction upon written notification from the vendor that a credit will be issued. The ultimate resolution of these disputes usually does not have an adverse material effect on the operations of the Registrant. In the quarter ended July 31, 1999, the Registrant received credit for approximately $606,000 from a major supplier. This credit covered disputes filed with the vendor for the period March, 1996 to September, 1998 and was recorded as a reduction to cost of sales.

The Registrant is currently involved in a billing dispute of up to approximately $1,400,000, with another major supplier. The Registrant believes, based on discussions with this supplier, that the Registrant's position will be accepted and a full credit will be received. For this reason, no charge to cost of sales has been recorded to date.


NOTE F -- EMPLOYEE STOCK OWNERSHIP PLAN

On September 1, 1998, the Company established to Total-Tel USA Communications, Inc. Employee Stock, Ownership Plan (the "ESOP Plan"). Concurrently with the establishment of the nonleveraged ESOP Plan, the company contributed 600,000 shares of its Common Stock to the ESOP Plan. The common shares were recorded at fair value at the date contributed to the ESOP, totaling approximately $12.3 Million, with an offset to Unearned ESOP Shares in the Statement of Shareholders' Equity. The ESOP Plan is administered through a trust by a trustee as designated by the Board of Directors. No shares have been allocated from the ESOP Plan as of July 31, 1999.

In February, 1999, the Company's Board of Directors authorized the termination of the ESOP Plan.


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


YEAR 2000 MATTERS

         As is the case with most other companies using computers in their operations, the Registrant is in the process of addressing the year 2000 (Y2K) issues. The Registrant believes it has a solid plan in place. Modifications, such as software and hardware upgrades have been scheduled or are under development/deployment for all Information Technology ("IT") and non-IT systems. Specifically, the Registrant's review of its year 2000 compliance included the Registrant's electronic data processing equipment, including all switches, digital cross connects, and other date sensitive processors associated with the Registrant's telecommunications network, back office, and billing and collection systems. Any required modifications would be addressed concurrently with another project to enhance the Registrant's billing system and should be completed by the third calendar quarter of 1999. The total cost for the upgrades and management overhead is estimated to be approximately $750,000, which has been included in the Registrant's budget.

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

Overview

         The Registrant is a regional facilities-based telecommunications provider servicing both the commercial and wholesale marketplace. The Registrant began offering interexchange telecommunications services in January, 1983. Gross revenues have increased from approximately $30 million in the Fiscal year ended January 31, 1995 to approximately $137 million in the Fiscal year ended January 31, 1999.

         The Registrant has recently changed its business strategy to focus on further penetration into the Northeastern USA market, rather than pursuing a plan of national expansion previously announced. This decision led to a restructuring of the Registrant's business, which eliminated sales offices in Florida, Georgia, Virginia and the United Kingdom, as well as a switch in Miami, Florida. Implementation of the new strategy is the principal contributor to the net income of approximately $635,000 for the first half of the fiscal year ended July 31, 1999.

         The Registrant currently owns and operates two long-distance switches, one in New York City and the other in Newark, New Jersey. The Registrant also has a Network Operating Center, (NOC) that monitors and controls its network. The Registrant sells its services through three sales groups; a field retail sales force, independent sales agents and a wholesale sales group.

         The Registrant's principal expenses consist of cost of sales and selling, general and administrative expenses, (SG&A). Cost of sales consist of access fees, line installation expenses, operations expenses, switch expenses, NOC expenses, depreciation, transport expenses and local and long-distance expenses. SG&A expenses includes selling and marketing costs, customer service and general and administrative costs.

         Net sales were approximately $70,147,000 for the first six months of the current fiscal year, an increase of approximately $4,709,000 or 7.2% as compared to the approximately $65,438,000 recorded in the first six months of the prior fiscal year. Net sales for the second quarter of the current fiscal year were approximately $36,617,000, an increase of approximately $3,060,000, or 9.1%, as compared to the approximately $33,557,000 recorded in the second quarter of the prior fiscal year. The increase came as a result of the expansion of the wholesale customer base.

         Wholesale revenue for the six month period increased to approximately $34,304,000 an increase of approximately $5,807,000, or 20.4%. For the quarter ending July 31, 1999 wholesale revenue was approximately $19,081,000, an approximately $3,700,000, or 24.1% increase over the comparative quarter in the last fiscal year. Wholesale minutes sold in the six month period ending July 31, 1999 increased to approximately 259,856,000 minutes, an increase of approximately 98,279,000 minutes or 60.8%. Wholesale minutes sold in the quarter ending July 31, 1999 increased to approximately 141,420,000 minutes, an increase of approximately 51,674,000 minutes or 57.6%. The rate of revenue dollar growth is incongruent to the rate of volume growth due the changing pricing environment in the wholesale market place.

         Retail revenues for the six month period decreased to approximately $35,843,000 a decrease of approximately $1,099,000, or 3.0%. For the quarter ending July 31, 1999, retail revenues were approximately $17,536,000, an approximately $640,000 or 3.5% decrease over the comparative quarter in the last fiscal year. Retail minutes sold in the six month period ending July 31, 1999 increased to approximately 346,285,000 minutes, an increase of approximately 35,517,000 minutes or 11.4%. Retail minutes sold in the quarter ending July 31, 1999 increased to approximately 170,573,000 minutes, an increase of approximately 15,449,000 minutes, or 10.0%. The growth in the volume of minutes sold is attributable to the Registrant's efforts to further penetrate the metropolitan New York/New Jersey market and the overall growth in demand in the telecommunications industry. The volume gains are offset by a drop in the selling rate due to intense competition within the industry. The Registrant has experienced a drop of approximately 1.5 cents per minute or 12.5% to an average billing rate per minute of 10.5 cents for the current fiscal year. This rate decrease equates to an approximately $5,320,000 reduction in retail sales. This reduction was offset by the volume increases, equating to approximately $4,221,000. These two factors combined make up the approximately $1,099,000 shortfall over the prior years six month revenue amount. Given the competitive climate in the long distance telephone industry, there can be no assurance that the trend in pricing will abate during the remainder of the fiscal year.

         Cost of sales for the six-month period increased to approximately $55,699,000, an increase of approximately $4,419,000, or 8.6%. For the quarter ending July 31, 1999, cost of sales was approximately $29,170,000, an increase of approximately $3,024,000 or 11.6% over the comparative quarter in the last fiscal year. These changes were unfavorable in relation to the 7.2% increase in the sales for the six month period and the 9.1% increase in the second quarter. The increase in cost of sales was primarily due to the increased volume of minutes sold, offset by the reduced buy rates, and reductions in the cost of the switches and Network Operating Center. Included in the cost of sales is a credit of approximately $606,000 received from one of the Registrant's suppliers to settle disputes filed from March, 1996 to September, 1998 and recorded in the second quarter. The gross margin for the current six months decreased to approximately 20.6% as compared to approximately 21.6% for the first six months of the prior fiscal year, and decreased to 20.3% from 22.1% for the second quarter of the current fiscal year as compared to the second quarter of the prior fiscal year. These decreases in the gross margins are reflective of a higher mix of the lower margin wholesale product to the higher margin retail product. The retail to wholesale mix for the fiscal period ended July 31, 1999, was 51% to 49%. In the comparative prior fiscal period, the retail to wholesale mix was 56% to 44%.

         Selling, general and administrative expense for the six month period decreased to approximately $13,338,000 a decrease of approximately $41,000, or 0.3%. For the quarter ending July 31, 1999, selling, general and administrative expense was approximately $6,857,000, an approximate $186,000, or 2.6% decrease over the comparative quarter in the last fiscal year. The decrease for the six month period was primarily comprised of savings in legal expenses of approximately $838,000 resulting from the settlement of the Revision litigation; reduced spending on consultants of approximately $277,000; savings realized in data processing services of approximately $67,000 from the conversion to an in-house billing system; savings in travel related expenses of approximately $69,000; and other net cost savings of approximately $29,000. These cost savings were offset by increased spending of approximately $400,000, on additional sales personnel to staff the new sales offices; increased commission expense of approximately $210,000 due to increase in sales volumes; increased cost of advertising and promotions of approximately $223,000; increases in salaries, wages and benefits for MIS and administration of approximately $337,000, required to upgrade the back office operations; and additional depreciation expense of approximately $69,000. The decrease of approximately $186,000 from the quarter ending July 31, 1998 to the quarter ending July 31, 1999 was comprised primarily of savings in legal expenses of approximately $608,000 resulting from the settlement of the Revision litigation, reduced spending on consultants of approximately $250,000; savings realized in data processing services of approximately $67,000 from the conversion to an in-house billing system. These cost savings were offset by increased spending of approximately $252,000 on additional sales personnel to staff the new sales offices; the increased cost of advertising and promotion of approximately $231,000; increases in sales commissions of approximately $112,000 due to increases in sales volumes; increases in salaries, wages and benefits for MIS and administration of approximately $95,000 and increased cost of depreciation of approximately $49,000.

         Total other expense for the current fiscal year was approximately $46,000 as compared to approximately $93,000 of total other income recorded in the prior fiscal year. Total other expense for the current fiscal quarter was approximately $15,000 as compared to approximately $65,000 of total other income recorded in the prior fiscal year. The approximate $139,000 change for the year and approximate $80,000 for the quarter was primarily due to income derived from prepaid debit cards which expired in the last fiscal year.

         Diluted earnings per Common share increased to $.09 per share for the current six months as compared to $.07 per share for the six months ended July 31, 1998, and increased to $.05 per share for the second quarter of the current fiscal year as compared to $.04 for the quarter ended July 31, 1998.

Liquidity and Capital Resources

         At July 31, 1999, the Registrant had working capital of approximately $4,020,000, an increase of approximately $2,759,000 as compared to January 31, 1999. The ratio of current assets to current liabilities at July 31, 1999 increased to 1.2:1, over the ratio of 1.0:1 at January 31, 1999. The increase in working capital at July 31, 1999 was primarily attributable to an increase in net accounts receivable of approximately $2,780,000; an increase in prepaid expenses and other current assets of approximately $843,000; an increase on the value of securities available for sale of approximately $35,000; a decrease in accrued accounts payable, accrued restructuring costs and other current and accrued liabilities of approximately $1,751,000; decreases in salaries and wages payable of approximately $77,000. This was offset by a decrease in cash and cash equivalents of approximately $1,739,000, deferred taxes of approximately, $923,000, an increase in the current portion of long term debt of approximately $20,000 and a reduction in notes receivable of approximately $45,000. The Registrant continues to maintain a strong liquid position.

         The decrease in cash of approximately $1,739,000 was the result primarily of the changes in assets and liabilities of approximately $5,097,000; purchases of fixed assets of approximately $1,773,000 and the repayment of bank borrowings of approximately $259,000. This was offset primarily by the exercise of stock options of approximately $1,422,000, net earnings of approximately $635,000, non-cash charges for depreciation and amortization of approximately $1,236,000, doubtful accounts of approximately $374,000, write off of property and equipment of approximately $1,510,000, non-cash compensation of approximately $174,000 and collection of notes receivable of approximately $45,000.

Capital Expenditures

         Capital expenditures for the six-month period ending July 31, 1999 were approximately $1,773,000. These expenditures were financed from funds provided by operations. Approximately $627,000 was applicable to the purchase and installation of the Registrant's Internet Service Provider (ISP) platform; approximately $570,000 for the purchase of software and hardware necessary to upgrade the Registrant's data processing network to include, among other improvements, an in-house billing system; approximately $530,000 of upgrades to the Newark and New York City switches, and approximately $46,000 for furniture and fixtures for new sales offices in New York City, Long Island and New Jersey.

         Capital expenditures for the current fiscal year (ending January 31, 2000) are estimated to be $3,600,000. This includes the capital purchases of $1,773,000 made through July 31, 1999. The additional spending includes amounts for new products (including Internet services and DSL), switch site improvements, switch expansion and upgrades, continued improvements to internal information systems, and the cost to open additional sales offices. These expenditures are planned to be financed through working capital, vendor financing and additional lines of credit which the Registrant intends to negotiate with its current lender or other sources.

         As of July 31, 1999, the Registrant has a Revolving Credit Agreement (the "Facility") with a major New Jersey bank. This Facility provides the Registrant with an unsecured line of credit of $5,000,000. In addition, the Registrant has drawn down $1,833,539 of a prior loan commitment at an interest rate of 7.71% payable over five years.


                 THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEMS 1 - 5       Not applicable


ITEM  6           Exhibits and reports on Form 8-K

                      (a)  Exhibit - 27 - Financial Data Schedule

                      (b) There were no reports on Form 8-K filed for the three
                          months ended July 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          TOTAL-TEL USA COMMUNICATIONS, INC.
                          ----------------------------------
                                     (Registrant)

Date      September  14, 1999               By     /S/  Warren H. Feldman
      ----------------------------             ---------------------------------------
                                               Warren H. Feldman, Esq., Chairman


Date      September  14, 1999               By     /S/  Dennis J. Spina
      ----------------------------             ---------------------------------------
                                               President and Chief Executive Officer


Date      September  14, 1999               By     /S/   Salvatore M. Quadrino
      ----------------------------             ---------------------------------------
                                               Vice President, Chief Financial Officer
                                               and Principal Accounting Officer


Date      September  14, 1999               By     /S/  Thomas P. Gunning
      ----------------------------             ---------------------------------------
                                               Thomas P. Gunning,
                                               Vice President, Secretary/Treasurer