Form 10-Q
period 1999-10-31
TOTAL TEL USA COMMUNICATIONS INC
filed 1999-12-15
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended             October 31, 1999
                                       -----------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ___________________

                          Commission File Number 0-2180

                       TOTAL-TEL USA COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                            22-1656895
(State or other Jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                150 CLOVE ROAD, 8TH FLOOR, LITTLE FALLS, NJ 07424
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                Yes  X   No
                                   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at December 13, 1999
----------------------------                    --------------------------------
Common Share, $.05 par value                             7,854,182 shares

                       TOTAL-TEL USA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                        THIRD QUARTER REPORT ON FORM 10-Q

                                      INDEX

                                                                                        Page No.

PART I.    FINANCIAL INFORMATION

         Condensed Consolidated Statements of Operations and
                  Comprehensive Loss
                  Nine months ended October 31, 1999 and 1998
                  (unaudited) and three months ended October 31,
                  1999 and 1998 (unaudited)                                                  3

         Condensed Consolidated Balance Sheets
                  October 31, 1999 (unaudited), and
                  January 31, 1999                                                           4-5

         Condensed Consolidated Statements of Cash Flows
                  Nine months ended October 31, 1999 and 1998
                  (unaudited)                                                                6

         Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                                     7-9

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                              10-13

PART II. OTHER INFORMATION

         Items 1-5                                                                           14

         Item 6. Exhibits and Reports on Form 8-K                                            14


SIGNATURES                                                                                   15


               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                 Nine Months Ended                    Three Months Ended
                                                                    October 31,                           October 31,
                                                                    -----------                           -----------
                                                               1999              1998                1999             1998
                                                         ---------------- -----------------   ---------------- ----------------
NET SALES                                                  $107,135,437      $106,698,013        $36,988,483      $41,259,576
                                                         ---------------- -----------------   ---------------- ----------------
Costs and Expenses
           Cost of Sales                                     85,757,454        86,406,798         30,058,098       35,126,233
           Selling general and administrative
           (exclusive of other compensation below)           20,589,960        21,016,407          7,251,943        7,637,323
           Restructuring charge                                (138,349)                -           (138,349)               -
           Other compensation                                 5,770,554                 -          5,770,554                -
                                                         ---------------- -----------------   ---------------- ----------------

           Total costs and expenses                         111,979,619       107,423,205         42,942,246       42,763,556
                                                         ---------------- -----------------   ---------------- ----------------

OPERATING LOSS                                               (4,844,182)         (725,192)        (5,953,763)      (1,503,980)
                                                         ---------------- -----------------   ---------------- ----------------

Other (Expense) Income
           Interest Income                                       64,159            71,562             27,723           21,431
           Other (Expense) Income                                19,181           145,995             23,574            4,995
           Interest Expense                                    (114,450)         (143,214)           (36,128)         (45,273)
                                                         ---------------- -----------------   ---------------- ----------------

           Total Other (Expense) Income                         (31,110)           74,343             15,169          (18,847)
                                                         ---------------- -----------------   ---------------- ----------------

Loss before Provision for
           (Benefit from) Income Taxes                       (4,875,292)         (650,849)        (5,938,594)      (1,522,807)

Provision for (Benefit from) Income Tax                          29,086          (264,300)          (399,279)        (596,260)
                                                         ---------------- -----------------   ---------------- ----------------


NET LOSS                                                     (4,904,378)         (386,549)        (5,539,315)        (926,567)


Other Comprehensive Income, net of tax:
           Unrealized holding gain (loss)                        15,595              (361)            (3,926)          (8,033)
                                                         ---------------- -----------------   ---------------- ----------------

COMPREHENSIVE LOSS                                         $ (4,888,783)       $ (386,910)       $(5,543,241)        (934,600)
                                                         ================ =================   ================ ================

BASIC LOSS PER COMMON SHARE                                     $ (0.70)          $ (0.05)           $ (0.77)         $ (0.12)
                                                         ---------------- -----------------   ---------------- ----------------

DILUTED LOSS PER COMMON SHARE                                   $ (0.70)          $ (0.05)           $ (0.77)         $ (0.12)
                                                         ---------------- -----------------   ---------------- ----------------

DIVIDENDS PER SHARE                                                 NONE              NONE               NONE             NONE

            See notes to condensed consolidated financial statements

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        October 31,                     January 31,
                                                                           1999                            1999
                                                                       --------------                  ------------
                                                                        (Unaudited)                       (Note)
ASSETS

CURRENT ASSETS:

                 Cash and cash equivalents                                 $ 2,885,433                   $ 6,051,892

                 Investments available for sale                                579,431                       549,612

                 Accounts receivable, net                                   25,045,803                    18,732,480

                 Notes receivable - employees                                   83,614                        95,402

                 Deferred income taxes                                         504,403                     1,419,642

                 Prepaid expenses and other current assets                   1,884,619                     1,801,210
                                                                          ------------                  ------------

                 TOTAL CURRENT ASSETS                                       30,983,303                    28,650,238
                                                                          ------------                  ------------


PROPERTY AND EQUIPMENT, NET                                                 13,271,327                    14,473,261
                                                                          ------------                  ------------

OTHER ASSETS:

                 Deferred line installation costs, net                         303,311                       447,226

                 Other assets                                                  382,865                       488,175

                 Deferred income taxes                                       2,509,020                     1,633,238
                                                                          ------------                  ------------

                                                                             3,195,196                     2,568,639
                                                                          ------------                  ------------

                                                                           $47,449,826                   $45,692,138
                                                                          ============                  ============



 NOTE: The balance sheet at January 31, 1999 has been taken from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.

                                   (Continued)

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           October 31,                   January 31,
                                                                              1999                          1999
                                                                        -----------------             -----------------
                                                                           (Unaudited)                     (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

                 Current portion of long-term debt                         $   559,595                   $   526,361

                 Accounts payable                                           22,781,461                    20,699,873

                 Accrued restructuring costs                                   192,525                     2,128,000

                 Other current and accrued liabilities                       3,308,209                     3,037,255

                 Salaries and wages payable                                  1,102,819                       998,081
                                                                           -----------                   -----------

TOTAL CURRENT LIABILITIES                                                   27,944,609                    27,389,570
                                                                           -----------                   -----------

OTHER LONG-TERM LIABILITIES                                                    267,695                       294,500
                                                                           -----------                   -----------

LONG-TERM DEBT                                                               1,141,407                     1,565,884
                                                                           -----------                   -----------


SHAREHOLDERS' EQUITY

                 Common stock                                                  468,178                       455,739
                 Additional paid-in-capital                                 29,340,438                    22,809,518
                 Retained earnings                                           1,853,609                     6,757,987
                                                                           -----------                   -----------
                                                                            31,662,225                    30,023,244

                 Unearned ESOP Shares                                      (12,225,000)                  (12,225,000)
                 Treasury stock                                             (1,457,426)                   (1,456,781)
                 Accumulated other comprehensive income                        116,316                       100,721
                                                                           -----------                   -----------


                          Total Shareholders' Equity                        18,096,115                    16,442,184
                                                                           -----------                   -----------

                                                                           $47,449,826                   $45,692,138
                                                                           ===========                   ===========

        NOTE: The balance sheet at January 31, 1999 has been taken from the audited consolidated financial statements at that date.


            See notes to condensed consolidated financial statements.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                          October 31,
                                                                                    -----------------------
                                                                              1999                          1998
                                                                        -----------------             -----------------
OPERATING ACTIVITIES:

              Net (Loss)                                                   $(4,904,378)                  $  (386,549)
              Adjustment for non-cash charges                                8,777,638                     2,972,492
              Loss on disposal of property and equipment                         7,633                        --
              Changes in assets and liabilities                             (6,092,615)                    3,871,441
                                                                           -----------                   -----------

              Net cash (used) provided by operating activities              (2,211,722)                    6,457,384
                                                                           -----------                   -----------

INVESTING ACTIVITIES:

              (Increase) decrease in marketable securities                     (14,224)                       29,100
              Collection of notes receivable                                    45,402                       115,600
              Issuance of note receivable                                      (33,614)                     (267,943)
              Purchase of property and equipment                            (2,189,388)                   (4,210,784)
              Proceeds on sale of fixed assets                                   3,000                       --
              Additions to deferred line installation costs                    (46,830)                      (91,737)
                                                                           -----------                   -----------

              Net cash used in investing activities                         (2,235,654)                   (4,425,764)
                                                                           -----------                   -----------

FINANCING ACTIVITIES:

              Exercise of stock options                                      1,672,160                       657,438
              Repayments of bank borrowings                                   (391,243)                     (362,016)
              Tax benefit of options exercised                                  --                           377,500
                                                                           -----------                   -----------

              Net cash provided by financing activities                      1,280,917                       672,922
                                                                           -----------                   -----------

NET (DECREASE) INCREASE IN CASH AND
              CASH EQUIVALENTS                                              (3,166,459)                    2,704,542

CASH AND CASH EQUIVALENTS,
              BEGINNING OF PERIOD                                            6,051,892                     3,416,904
                                                                           -----------                   -----------

CASH AND CASH EQUIVALENTS,
              END OF PERIOD                                                $ 2,885,433                   $ 6,121,446
                                                                           ===========                   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
              FLOW INFORMATION:
              Cash paid during the period for:
                                       Interest                            $   114,450                   $   143,214
                                       Income taxes                        $     3,400                   $    65,179


            See notes to condensed consolidated financial statements.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K/A of Total-Tel USA Communications, Inc. and Subsidiaries (the "Registrant") for the fiscal year ended January 31, 1999. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000.

NOTE B--REVENUE RECOGNITION

         The company's revenues are recognized in the period that the service is provided, based on the number of minutes of telecommunications traffic carried times a rate per minute.

NOTE C--STOCK SPLIT

         On July 15, 1998, the Registrant distributed 4,207,887 shares of Common Stock $.05 par value, in connection with a 2 for 1 stock split to record holders as of June 30, 1998. All references in the accompanying financial statements to the number of Common Shares and per-share amounts have been restated to reflect the stock split.

NOTE D--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share:


                                                            Nine Months Ended                    Three Months Ended
                                                   October 31, 1999   October 31, 1998   October 31, 1999   October 31, 1998
                                                   ----------------   ----------------   ----------------   ----------------

Numerator:

         Loss available to Common Shareholders
         used in basic and diluted loss per
         Common Share                                $(4,904,378)       $  (386,549)       $(5,539,315)       $  (926,567)

Denominator:

         Weighted-average number of Common
         Shares used in basic loss per
         Common Share(1)                               7,024,076         7,134,301           7,166,232         7,544,685

         Effect of diluted securities:
                  Common share options(2)                     --                --                  --                --
                                                     -----------        ----------         -----------        ----------

         Weighted-average number of Common
         Shares and diluted potential Common Shares
         used in diluted loss per Common Share         7,024,076         7,134,301           7,166,232         7,544,685
                                                     -----------        ----------         -----------        ----------

Basic loss per Common Share                              $ (0.70)          $ (0.05)            $ (0.77)         $ (0. 12)
                                                         -------           --------            --------         --------

Diluted loss per Common Share                            $ (0.70)       $  (0.05)              $ (0.77)         $ (0.12)
                                                         -------           --------            --------         --------

(1) Note 600,000 ESOP shares have not been included in the weighted average number of Common Shares--See Note H
(2) Common Share options are not included in the calculation of diluted loss per Common Share as doing so would be antidilutive due to the net loss

NOTE E -- SEGMENT REPORTING

         The Registrant sells telecommunication services to two distinct segments: a retail segment, consisting primarily of small to medium size businesses within the Northeastern United States, and a wholesale segment, with sales to other telecommunications carriers throughout North America and Europe.

         In addition to direct costs, each segment is allocated a proportion of the Registrant's switch and operating expenses. The allocation of expense is based upon the minutes of use flowing through the Registrant's switching network. There are no intersegment sales. Assets are held at the consolidated level and are not allocable to the operating segments. The Registrant evaluates performance on operating earnings of the two business segments. The other compensation expense of $5,770,554, discussed in Note G has been allocated to the segments based on the percentage of sales.

         Summarized financial information concerning the Registrant's reportable segments is shown in the following table:


                                             RETAIL           WHOLESALE                TOTAL
                                             ------           ---------                -----
NINE MONTHS ENDED
OCTOBER 31, 1999

Net Sales                                   $53,009,981       $54,125,456           $107,135,437
Gross margin                                 16,469,347         4,908,636             21,377,983
Operating (loss) income before
         other compensation                  (2,054,396)        2,980,768                926,372
Operating (loss) income after
         other compensation                  (4,909,632)           65,450             (4,844,182)

NINE MONTHS ENDED
OCTOBER 31, 1998

Net Sales                                   $55,366,097       $51,331,916           $106,698,013
Gross margin                                 17,074,176         3,217,039             20,291,215
Operating (loss) income                        (808,316)           83,124               (725,192)


NOTE F -- COST OF SALES

The Company is involved in a number of billing disputes with suppliers that arise in the normal course of business, as is common in the industry. The Company records supplier invoices at full value and recognizes any cost reduction upon written notification from the vendor that a credit will be issued. The ultimate resolution of these disputes usually does not have an adverse material effect on the operations of the Company.

During the second quarter of the current fiscal year the Company received invoices from a major supplier containing obvious billing errors, which the company calculated to be approximately $1,400,000. During the third quarter the Company received verbal indications from the major supplier that a credit will be issued for approximately $1,200,000 of the $1,400,000 billed. The difference of $200,000 was additional charges for cellular terminations which was not anticipated and has been charged to cost of sales in this quarter.

NOTE G -- OTHER COMPENSATION

On September 21, 1999 the Company entered into an agreement with Warren Feldman, Chairman of the Board of Directors and a shareholder of the Company. As part of this agreement, a lump sum in the amount of $900,000 was paid to Mr. Feldman in settlement of his employment agreement. The Company paid $650,000 and Mr. Walter Anderson, a major shareholder, paid $250,000. Mr. Feldman's Employment Agreement was to have been in effect until December 31, 2001. The Company expensed the $900,000 in the current quarter with the $250,000 being accounted for as a capital contribution.

Simultaneously Revision LLC and Mr. Walt Anderson ("Revision/Anderson") and the Company entered into put option agreements with Warren Feldman, Sol Feldman ("the Feldmans") and Leon Genet, ("Genet") a director of the company. These Put Option agreements allow the Feldmans and Genet the right to sell their shares of the Company to Revision/Anderson at a price of $16.00 per share and obligate Revision/Anderson to purchase the shares during an exercise period beginning on December 10, 1999 and ending at 5:00 PM on February 10, 2000. The company has no obligation to purchase any shares from the Feldmans or Genet. The closing market price of the Company's shares on September 21, 1999, the date of the agreements, was $12.25, and the total number of shares covered by the agreements was 1,208,137. Using an binomial valuation model with an interest rate of 5% and a volatility rate of 50%, the fair value of the Put agreements was determined to be $4.03 per share or $4,870,554. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83, the Company accounted for this non-cash transaction as a charge to expense and a credit to paid-in capital during the current fiscal quarter.

NOTE H -- EMPLOYEE STOCK OWNERSHIP PLAN

On September 1, 1998, the Company established the TotalTel USA Communications, Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Concurrently with the establishment of the non-leveraged ESOP Plan, the Company contributed 600,000 shares of its Common Stock to the ESOP Plan. The common shares were recorded at fair value at the date contributed to the ESOP, totaling approximately $12.3 Million, with an offset to Unearned ESOP Shares in the Statement of Shareholders' Equity. The ESOP Plan is administered through a trust by a trustee as designated by the Board of Directors. No shares have been allocated from the ESOP Plan as of October 31, 1999.

In February, 1999, the Company's Board of Directors authorized the termination of the ESOP Plan. On November 26, 1999 the Registrant filed a request for a determination letter with the IRS. Upon IRS approval, the ESOP will be terminated.

NOTE I -- ACCRUED RESTRUCTURING COSTS

During the fourth quarter of fiscal 1999, the registrant recorded a restructuring charge of approximately $2,368,000 related to the adoption by the Registrant of a formal plan for restructuring its focus of operations.
The restructuring was adopted in an effort to concentrate the Registrant's efforts on the Northeastern United States market. Elements of the Registrant's restructuring plan include eliminating the sales offices in Florida, Atlanta, Georgia, Washington D.C. and the United Kingdom as well as the Miami switch.

The write downs incurred in connection with the restructuring included a charge of approximately $1,280,000 associated with the planned disposal of the Miami switch and switch site, a charge of approximately $723,000 associated with the termination costs to reduce employee headcount and sales offices, a charge of approximately $265,000 for the cost associated with the balance on the Fort Lauderdale lease, and a charge of approximately $100,000 to write off line installation costs associated with the Florida network. In the fiscal year ending January 31, 1999, amounts paid included approximately $240,000 for severance and termination costs. The balance of approximately $2,128,000 was included was included on the balance sheet at January 31, 1999 as accrued restructuring costs.

The January 31, 1999 reserve included an amount of approximately $1,280,000 for the abandonment of the Miami switch (Total book value of approximately $1,713,000 less the fair value of approximately $433,000). The fair value of the equipment retained was based on the best estimates of the replacement cost of the switch hardware which could be used in the company's other switch sites. Also included in the reserve were amounts for the severance of approximately 25 employees of approximately $427,000, a reserve for the balance of amounts due on the Fort Lauderdale lease of approximately $265,000, a reserve to close the UK office of approximately $57,000 and line installation costs of approximately $99,000.

The balance at October 31, 1999, of approximately $193,000, in accrued restructuring costs consists primarily of approximately $76,000 for future payments on the five year lease in Fort Lauderdale Florida, and approximately $117,000 of costs associated with the severance of employees. In the quarter ended October 31, 1999 approximately $15,000 was paid out for the Fort Lauderdale lease and approximately $31,000 was paid out for severance payments. For the nine month period ended October 31, 1999 amounts applied against the accrual consisted of approximately $1,280,000 for the write down of the Miami switch, approximately $99,000 for the line installation costs, approximately $51,000 for payments made on the Fort Lauderdale lease, approximately
$310,000 for severance payments, approximately $57,000 for payments made to shut down the U.K. operation and $310,000 for severance payments, approximately $57,000 for payments made to shut down the U.K. operation and $138,000 reduction in the accrual on the Fort Lauderdale lease, due to revisions in the lease.
The salvageable components of the switch were relocated to the company's New York City switch in the third quarter.

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

YEAR 2000 MATTERS

        As is the case with most other companies using computers in their operations, the Registrant is in the final stages of addressing the year 2000 ("Y2K") issues. The Registrant believes it has completed upgrading all mission critical systems. Modifications of non-mission critical software and hardware have been completed or are in the final stages of deployment and should be completed by the end of the year. Preparation for year 2000 compliance included the Registrant's electronic data processing equipment, including all switches, digital cross connects, and other date sensitive processor associated with the Registrant's telecommunications network, back office, and billing and collection systems. The Registrant's billing system modifications were addressed concurrently with a project to enhance the overall system, which was completed in the quarter ending October 31, 1999. The total cost incurred through the period ended October 31, 1999 for the upgrades and management overhead was approximately $750,000, which had been included in the Registrant's budget.
        Despite the foregoing efforts and expenditures, the Registrant cannot predict with absolute certainty what facilities or systems may ultimately be adversely affected by the complex inter-relationships, which exist among all the businesses along the supply chain, and between their applications and operating systems. In addition to addressing internal systems the Registrant has worked closely with all our critical suppliers and major wholesale customers and feel confident, based on their responses, they have taken the steps necessary to ensure their readiness.
        The profitability and stability of the Registrant's customers may be adversely affected by year 2000 issues not related to their relationships with the Registrant. The expenses or liabilities to which the Registrant may become subject as a result of any year 2000 issues, or the impact of year 2000 issues on the ability of existing or future customers to do business with the Registrant cannot be precisely determined, but could have a material adverse effect on the Registrant's business, operating results and financial condition.

OVERVIEW

        The Registrant is a regional facilities-based telecommunications provider servicing both the retail and wholesale marketplace. The Registrant began offering interexchange telecommunications services in January, 1983. Gross revenues have increased from approximately $30 million in the Fiscal year ended January 31, 1995 ("Fiscal 1995") to approximately $137 million in the Fiscal year ended January 31, 1999.

        During the year the Registrant has focused it efforts on further penetration into the Northeastern USA market, rather than pursuing a plan of national expansion previously announced. This decision led to a restructuring of the Registrant's business in the year's first quarter, which eliminated sales offices in Florida, Georgia, Virginia and the United Kingdom, as well as the switch in Miami, Florida.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS
                                   (Continued)

        Net sales were approximately $107,135,000 for the first nine months of the current fiscal year, an increase of approximately $437,000 or 0.4% as compared to the approximately $106,698,000 recorded in the first nine months of the prior fiscal year. Net sales for the third quarter of the current fiscal year were approximately $36,988,000, a decrease of approximately $4,271,000, or 10.4%, as compared to the approximately $41,260,000 recorded in the third quarter of the prior fiscal year.

        Wholesale revenues for the nine-month period increased to approximately $54,125,000 an increase of approximately $2,794,000, or 5.4%. For the quarter ended October 31, 1999 wholesale revenues were approximately $19,821,000, an approximately $3,014,000, or 13.2% decrease over the comparative quarter in the last fiscal year. Wholesale minutes sold in the nine-month period ended October 31, 1999 increased to approximately 418,660,000 minutes, an increase of approximately 160,336,000 minutes, or 62.1%. Wholesale minutes sold in the quarter ended October 31, 1999 increased to approximately 156,805,000 minutes, an increase of approximately 60,058,000 minutes, or 62.1%. The rate of revenue growth does not parallel the rate of volume growth due to the reduction of prices found in a competitive wholesale market place.

        Retail revenues for the nine-month period decreased to approximately $53,010,000 a decrease of approximately $2,356,000, or 4.3%. For the quarter ended October 31, 1999 retail revenues were approximately $17,167,000, an approximately $1,257,000, or 6.8% decrease over the comparative quarter in the last fiscal year. Retail minutes sold in the nine-month period ended October 31, 1999 increased to approximately 518,259,000 minutes, an increase of approximately 45,931,000 minutes, or 9.7%. Retail minutes sold in the quarter ended October 31, 1999 increased to approximately 171,974,000 minutes, an increase of approximately 10,414,000 minutes, or 6.4%. The growth in the volume of minutes sold come as a result of the registrant's efforts to further penetrate the metro New York / New Jersey market and the overall growth in demand in the telecommunications industry. The volume gains are offset by the drop in the selling rate due to intense competition within the industry. The Registrant has experienced a drop of 1.5 cents per minute, or 14.3% to an average billing rate per minute of 9.0 cents for this fiscal year. This rate decrease equates to an approximately $7,740,000 reduction in retail sales. This reduction is offset by the volume increases, equating to approximately $5,384,000. These two factors combined make up the approximately $2,356,000 shortfall over the prior years nine month revenues. Given the competitive climate in the long distance telephone industry, there can be no assurance that the trend in pricing will abate during the remainder of the fiscal year.

        Cost of sales for the nine month period decreased to approximately $85,757,000 a decrease of approximately $649,000, or 0.8%. For the quarter ended October 31, 1999 cost of sales was approximately $30,058,000, an approximately $5,068,000, or 14.4% decrease over the comparative quarter in the last fiscal year. These changes were favorable in relation to the 0.4% increase in the sales for the nine month period and the 10.4% decrease in sales in the third quarter. The decrease in cost of sales was primarily due to the reduction in wholesale buy rates, offset by the increased volume of minutes sold and reductions in the cost of the switches and Network Operating Center. The gross margin for the current nine months increased to approximately 20.0% as compared to approximately 19.0% for the first nine months of the prior fiscal year, and increased to 18.7% from 14.9% for the third quarter of the current fiscal year as compared to the third quarter of the prior fiscal year. These increases in the gross margins are reflective of a higher margin in the wholesale segment over the prior year. The retail to carrier mix for the fiscal period ended October 31, 1999, was 49% to 51%. In the comparative prior fiscal period, the retail to carrier mix was 52% to 48%.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS
                                   (Continued)

Selling, general and administrative expenses for the nine month period decreased to approximately $20,590,000, an decrease of approximately $426,000, or 2.0%. The decrease for the nine month period consisted of savings in legal expenses resulting from the settlement of the Revision litigation of approximately $759,000; savings in consulting expenses of approximately $381,000; the reversal of a portion of the provision for bad debts of approximately $400,000, savings of $162,000 in data processing services resulting from bringing the billing system in house. These cost decreases were partially offset by an increase in the cost of advertising and promotions of approximately $491,000; additional sales staff to man the new regional sales offices of approximately $372,000; and additional sales commissions paid to the carrier group for increased wholesale volume of approximately $244,000, additional line installation costs of approximately $138,000 and other net additional expenses of approximately $31,000.

For the quarter ended October 31, 1999 Selling, general and administrative expenses were approximately $7,252,000, an approximately $385,000, or 5.0% decrease over the comparative quarter in the last fiscal year. The decrease of approximately $385,000 from the quarter ended October 31, 1998 to the quarter ended October 31, 1999 was principally comprised of savings in officers' salaries of approximately $255,000; the reversal of a portion of the provision for bad debts of approximately $400,000, savings in consulting fees of approximately $105,000 and other net savings of approximately $32,000. This was partially offset by additional advertising and promotion expense of approximately $269,000 and additional line installation costs of approximately $138,000.

Other compensation expense of approximately $5,771,000 consisted of a non-cash charge of approximately $4,871,000 for the Put Option agreement as described in Note G to the condensed financial statements, and $900,000 for the separation agreement as described in Note G to the condensed financial statements.

Total other expense for the nine-month period was approximately $31,000 as compared to approximately $74,000 of other income recorded in the prior nine-month period. Other income for the current fiscal quarter was approximately $15,000 as compared to approximately $19,000 of other expense recorded in the prior fiscal year. The approximate $105,000 change for the current year was primarily due to income derived from prepaid debit cards, which expired during the last fiscal year.

The operating loss for the nine-month period ended October 31, 1999 was approximately $4,844,000, an increase in the operating loss of approximately $4,119,000 over the nine-month period ended October 31, 1998. The operating loss for the quarter ended October 31, 1999 was approximately $5,954,000, an increase in the operating loss of approximately $4,450,000 over the nine-month period ended October 31, 1998. If not for the separation agreement and Put Option agreements described in Note G, operating income for the nine month period ended October 31, 1999 would have been approximately $926,000, an increase of approximately $1,651,000 over the nine month period ended October 31, 1998. The operating loss, adjusted for the separation agreement and Put Option agreements described in Note G, for the quarter ended October 31, 1999 would have been approximately $183,000, an improvement of approximately $1,321,000 over the approximately $1,504,000 of operating loss in the quarter ended October 31, 1998.

Diluted loss per Common share increased to $0.70 per share for the nine-month period ended October 31, 1999 as compared to the $0.05 loss per share for the nine-month period ended October 31, 1998, and increased to $0.77 per share for the third quarter of the current fiscal year as compared to the loss per share of $0.12 for the third quarter of the prior fiscal year.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

        At October 31, 1999, the Registrant had working capital of approximately $3,039,000, an increase of approximately $1,778,000 as compared to January 31, 1999. The ratio of current assets to current liabilities at October 31, 1999 increased to 1.1:1, over the ratio of 1.0:1 at January 31, 1999. The increase in working capital from January 31, 1999, to October 31, 1999, was primarily attributable to an increase in net accounts receivable of approximately $6,313,000, an increase in prepaid expenses of approximately $84,000. This was offset by a decrease in cash and cash equivalents of approximately $3,137,000, a decrease in deferred income taxes of approximately $915,000, the increase in accounts payable and accrued liabilities (including the accrued restructuring costs, salaries and wages payable) of approximately $522,000, a decrease in notes receivable of approximately $12,000 and an increase in the current portion of long term debt of approximately $33,000.

        The decrease in cash and cash equivalents of approximately $3,166,000 was the result primarily of the changes in assets and liabilities of approximately $6,092,000; purchases of fixed assets of approximately $2,189,000; the net loss of approximately $4,904,000, additions to deferred line costs of approximately $47,000 and the repayment of bank borrowings of approximately $391,000. This was offset primarily by the exercise of stock options of approximately $1,672,000, non-cash charges for the "Put" agreements described in Note - G of approximately $4,871,000, depreciation and amortization of approximately $2,192,000, doubtful accounts of approximately $132,000, non-cash compensation of approximately $204,000, the write off of the Miami switch and line installation costs of approximately $1,378,000 and the loss on the disposal of property and equipment of approximately $8,000.

Capital  Expenditures

        Capital expenditures for the nine-month period ended October 31, 1999 were approximately $2,189,000. These expenditures were financed from funds provided by operations. Approximately $627,000 was applicable to the purchase and installation of the Registrant's Internet Service Provider (ISP) platform; approximately $764,000 for the purchase of software and hardware necessary to upgrade the Registrant's data processing network to include among other improvements, the Oracle financial system; an in-house billing system; approximately $698,000 of upgrades to the Newark and New York city switches, and approximately $100,000 for furniture and fixtures for the new sales offices in New York City, Long Island and New Jersey.

        Capital expenditures for the fiscal year ending January 31, 2000 are estimated to be $3,600,000. This includes the capital purchases of $2,189,000 made through October 31, 1999. The additional spending includes amounts for switch site improvements, switch expansion and upgrades, continued improvements to internal information systems, and the cost to provide additional sales offices. These expenditures are planned to be financed through working capital, vendor financing and additional lines of credit which the Registrant intends to negotiate with its current lender or other sources.

        As of October 31, 1999, the Registrant had an Equipment Facility and Revolving Credit Agreement (the "Facility") with a major New Jersey bank. This Facility provides the Registrant with an unsecured line of credit of $5,000,000. In addition, the Registrant has drawn down $1,701,002 of a prior loan commitment at an interest rate of 7.71% payable over five years. At October 31, 1999 the Registrant is in compliance with all covenants.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

                       NINE MONTHS ENDED OCTOBER 31, 1999

ITEMS 1 - 5      Not applicable



ITEM 6           Exhibits and reports on Form 8-K

                 (a)  Exhibits - 27 - Financial Data Schedule

                 (b) Reports on Form 8-K were filed during the three months ended October 31, 1999 as follows:
                      September 22, 1999 and October 6, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TOTAL-TEL USA COMMUNICATIONS, INC.
                                      (Registrant)


Date      December 14, 1999                By    /S/  Dennis J. Spina
      --------------------------              -------------------------------------------
                                                 President and Chief Executive Officer

Date      December  14, 1999               By    /S/  Salvatore M. Quadrino
      ---------------------------             -------------------------------------------
                                                 Vice President, Chief Financial Officer

Date      December  14, 1999               By   /S/   Thomas P. Gunning
      ---------------------------             ---------------------------------------
                                                Thomas P. Gunning
                                                Vice President, Secretary/Treasurer
                                                and Principal Accounting Officer
