Form 10-K405
period 2000-01-31
TOTAL TEL USA COMMUNICATIONS INC
filed 2000-05-01
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark one)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the Fiscal year ended  JANUARY 31, 2000.
                                    -----------------

                                           OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _________ to ________.

                          Commission File Number 0-2180

                      TOTAL-TEL USA COMMUNICATIONS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              NEW JERSEY                                22-1656895 .
              -----------                               ------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

                 150 CLOVE ROAD, LITTLE FALLS, NEW JERSEY 07424
                 ----------------------------------------------
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (973) 812-1100

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.05 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X     No
                                 ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value (based upon a $10.00 closing price) of the voting stock held by nonaffiliates of the Registrant as of April 26, 2000: $27,951,780.

Number of shares of Common Stock outstanding on April 26, 2000:  7,944,071

                      Documents Incorporated By Reference:
                                      None

                                     PART I
                                     ------

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:
               --------------------------------------------------

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

ITEM 1.     Business
            --------

GENERAL

         Total-Tel USA Communications, Inc. ("TotalTel", the "Registrant" or the "Company") is a leading regional facilities-based long distance telecommunications and internet services provider servicing both the commercial and wholesale marketplace. The Registrant's retail segment operates principally in the Northeast, primarily servicing small and medium-sized businesses. The Registrant's products and services include a broad range of voice, data and Internet solutions. The wholesale division provides domestic and international termination services to carriers worldwide at competitive rates. The Registrant currently owns and operates two long distance switches, in New York City and Newark, New Jersey. In addition, the Registrant currently owns and operates two carrier grade routers, a remote access server and an email server located in New York City and Northern New Jersey for its internet service offerings. TotalTel has a Network Operations Center ("NOC") in Northern New Jersey, to monitor and control its New Jersey network and to coordinate its various services.

         Total-Tel processes approximately 95% of all its call volume through its own facilities. The Registrant uses proven technology to provide customized telecommunications solutions to its customers.

         In the retail market, the Registrant has segmented potential customers and tailored its service offerings, sales, marketing approach and network development to provide service in a cost-effective manner. The Registrant believes its customer service to be one of its principal competitive advantages. The Registrant applies a dedicated team approach to soliciting and servicing its clients, with substantial involvement of sales, customer service and technical personnel in all aspects of customer relations. The Registrant intends to continue to focus its efforts on small to medium-sized customers with sales of $1 million to $60 million and monthly communications bills that range from $500 to $30,000. The Registrant's focus on customer service has also enabled it to attract larger customers.

         For Fiscal 2000, Total-Tel had gross revenues of approximately $140 million, derived approximately 50% from wholesale and 50% from commercial services. For Fiscal 1999, the Registrant's gross revenues were approximately $137 million. The Registrant's commercial sales activities have been concentrated in Northern New Jersey and New York City, where, the Registrant believes, approximately half of all United States multinational corporations have headquarters. Based on industry sources, this area is believed to represent 40% of the total United States telecommunications market. For the near term, at least, Total-Tel intends to focus its efforts on further penetrating commercial users of its services in the Northeast, from the Washington, D.C. market through Boston, Massachusetts, and to augment the services offered to its customers.

         The Registrant's principal executive offices are located at Overlook at Great Notch, 150 Clove Road, Little Falls, New Jersey 07424, and its telephone number is (973) 812-1100. The Registrant was incorporated in 1959 as Faradyne Electronics Corp. In November 1991, the Registrant changed its name from Faradyne Electronics Corp. to Total-Tel USA Communications, Inc.

                                INDUSTRY OVERVIEW
                                -----------------

HISTORY AND INDUSTRY DEVELOPMENT

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

         This new market opportunity should permit Competitive Local Exchange Carriers ("CLECs") with operating and marketing expertise to offer a full range of telecommunications services, including local and long distance calling, toll-free calling, custom calling features, data services, and Internet access and services. Telecommunications companies with an established base of long distance customers may have an opportunity to sell additional services to such customers.

         The Registrant believes that small and medium-sized businesses have historically been under served with respect to customer service and support. The Registrant has observed that RBOCs and the Tier I carriers (carriers with annual revenues in excess of $5 billion), primarily concentrate their sales and marketing efforts on residential and large business customers. Thus, the Registrant also believes there is a significant market opportunity with respect to small and medium-sized businesses to which customer service may be a significant part of their buying decision.

NETWORK

         The Registrant's strategy has been to develop a geographic concentration of revenue-producing customers through the sale of telecommunications services in areas where it has installed switching platforms.

CURRENT NETWORK

         Switches. Currently, the Registrant operates an advanced telecommunications network that includes two DSC switches, located in New York City and Newark, New Jersey. The Registrant has installed DSC DEX 600 switches in Newark and a DEX600E switch in New York, which provides interexchange switching capabilities and is currently being used as the Registrant's international gateway switching platform.

         During Fiscal 2000, the Registrant billed approximately 1.25 billion minutes, with approximately 95% of its minutes over its own switches. The Registrant believes that increasing the traffic carried on its own network would improve operating margins.

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

          Internet. Currently, the Registrant owns and operates an IP (Internet Protocol) Network that includes two Cisco 7500 routers, located in New York City. The Registrant owns and operates an Ascend TNT remote access server (RAS) located in New York also. The RAS provides dial-up Internet access services. Through a association with NorthPoint, a wholesale Digital Subscriber Lines ("DSL"), CLEC, the Registrant offers DSL internet service in the Philadelphia, New York, New Jersey and Connecticut markets.

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

         Security and Reliability. The Registrant has a NOC in Northern New Jersey, which monitors and controls the Registrant's network and coordinates its various services from a central location, increasing the security, reliability and efficiency of the Registrant's operations. Centralized electronic monitoring and control of the Registrant's network allows the Registrant to avoid duplication of this function in each switch site. The NOC also helps reduce the Registrant's per-customer monitoring and customer service costs. In addition, the Registrant's network employs an "authorized access" architecture. Unlike many telecommunications companies, which allow universal access to their network, the Registrant utilizes an automatic number identification security screening architecture which ensures only the ANIs of those users who have subscribed to the Registrant's services and have satisfied the Registrant's credit and provisioning criteria have access to the network. The Registrant believes that this architecture provides the Registrant the ability to better control bad debt and fraud in a manner that is invisible and nonintrusive to the customer. This architecture also allows the Registrant to better manage network capacity, as unauthorized and unplanned users cannot access the network.

                         PRINCIPAL PRODUCTS AND SERVICES
                         -------------------------------

PRODUCT AND SERVICE OFFERINGS

         The Registrant offers retail telecommunications services primarily to small and medium-sized businesses. The Registrant's retail service offerings currently include long distance and toll-free services (both with and without an AIN), multiple access options, calling card, data, Internet access DSL, email, facsimile, directory assistance and teleconferencing services. The Registrant is considering plans to provide local exchange service, enhanced data and Internet services, and additional AIN features. The Registrant's wholesale services include domestic and international termination and transport services to domestic and international telecommunications carriers.

CURRENT SERVICES

         Retail Services. The Registrant provides retail telecommunications services to over 14,000 commercial customers, primarily small and medium-sized businesses located in the Northeastern region of the United States. The Registrant sells retail services through its direct retail sales force and independent marketing representatives. Retail commercial communications services accounted for approximately 50% of the Registrant's Fiscal 2000 revenues, and produced revenues of approximately $69,023,000 in Fiscal 2000 and $72,556,000 in Fiscal 1999. Retail revenues fell in fiscal 2000 due to continued decreases in price from the ever increasing competition within the industry. The decreasing prices more than offset any volume gains that the Registrant experienced in fiscal 2000. While the Registrant believes that minutes of use will continue to increase, as the worldwide demand for communications services increases, it also believes that the intense competition for those minutes from other telecommunications providers will continue to create a trend towards downward pressures on price. As both trends continue the Registrant believes that it will be able to attract additional volume, but will also realize significant price decreases that may adversely affect operations.

The Registrant's retail services include the following:

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

         CALLING CARD AND SERVICES: The Registrant offers nationwide switched access customized calling card services. Customers have the option of calling cards, which are personalized, branded or generic.

         INTERNET: The Registrant currently offers high-quality, dedicated DSL and dial-up Internet access, email, IP addressing and Domain Name Services.

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

Wholesale Services. The Registrant offers the following wholesale services: domestic and international termination, switch ports, collocation facilities and transport services to a broad spectrum of domestic and international carriers. The Registrant offers international wholesale termination and transport services primarily to domestic and international telecommunications carriers. Once the Registrant interconnects with a carrier customer, the carrier may utilize the Registrant on an as-needed basis, depending upon the pricing offered by the Registrant and its competitors, as well as capacity. The Registrant has been tested and approved as an authorized carrier for, and included in the routing tables of all of its long distance and international carrier customers. Wholesale revenues were approximately $70,737,000 and $64,727,000 during Fiscal 2000 and Fiscal 1999, respectively.

                                  CUSTOMER BASE
                                  -------------

TELECOMMUNICATIONS SERVICES MARKET

         Overview of the United States Market. The United States market for telecommunications services can be divided into three basic sectors: long distance services, local exchange services and Internet access services

         Long Distance Services. A long distance telephone call can be envisioned as consisting of three segments. Starting with the originating customer, the call travels along a local exchange network to a long distance carrier's point of presence ("POP"). At the POP, the call is combined with other calls and sent along a long distance network to a POP on the long distance carrier's network near where the call will terminate. The call is then sent from this POP along a local network to the terminating customer. Long distance carriers provide only the connection between the two local networks; and, unless the long distance carrier is a local service provider, pay access charges to LECs for originating and terminating calls.

         Local Exchange Services. A local call is one that does not require the services of a long distance carrier. In general, the local exchange carrier connects end-user customers within a LATA and also provides the local access (ingress and egress) of most long distance calls.

         Internet Service. Internet services are generally provided in at least two distinct segments. A local network connection is required from the Internet Service Provider ("ISP") customer to the ISP's local facilities. For large, communication-intensive users and for content providers, the connections are typically unswitched, dedicated connections provided by LECs, Intelligent Call Processing ("ICP"), or other providers, either as independent service providers or, in some cases, by a carrier that is both a CLEC and an ISP. For residential and small and medium-sized business users, these connections are generally Public Switched Telephone Network ("PSTN") connections obtained on a dial-up access basis as a local exchange telephone call. Once a local connection is made to the ISP's local facilities, information can be transmitted and obtained over a packet-switched IP data network, which may consist of segments provided by many interconnected networks operated by a number of ISPs. The collection of interconnected networks makes up the Internet. A key feature of Internet architecture and packet switching is that a single dedicated channel between communication points is never established, which distinguishes Internet-based services from the PSTN.

         International Service. A typical international long distance call originates on a local exchange network or private line and is carried to the international gateway switch of a long distance carrier. The call is then transported along a fiber optic cable or a satellite connection to an international gateway switch in the terminating country and, finally, to another local exchange network or private line where the call is terminated. Generally, only a small number of carriers are licensed by a foreign country for international long distance and, in many countries, only the Post Telephone & Telegraph administration ("PTT") is licensed or authorized to provide international long distance service. Any carrier which desires to transport switched calls to or from a particular country must, in addition to obtaining a license or other permission (if required), must enter into operating agreements or other arrangements with the PTT or another international carrier in that country or lease capacity from a carrier which already has such arrangements.

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

                                   COMPETITION
                                   -----------

OVERVIEW

         The Registrant operates in a highly competitive industry and estimates that it has no greater than a 1% market share in the market in which it operates. The Registrant expects that competition will continue to intensify in the future due to regulatory changes, including the continued implementation of the 1996 Act, and the increase in the size, resources, and number of market participants. In each of its markets, the Registrant will face competition from larger, better capitalized Tier I and Tier II providers and ILECs and CLECs. While new business opportunities may be made available to the Registrant through the 1996 Act and other federal and state regulatory initiatives, regulators are likely to provide the ILECs with an increased degree of flexibility with regard to pricing of their services as competition increases.

         Competition for the Registrant's products and services is based on price, quality, the ability to bundle services, brand equity, name recognition, network reliability, service features, billing services, perceived quality and responsiveness to customers' needs. While the Registrant believes that it currently has certain advantages relating to price, quality, customer service and responsiveness to customer needs, there is no assurance that the Registrant will be able to maintain these advantages or obtain additional advantages. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Registrant. Many of the Registrant's existing and potential competitors have financial, technical, and other resources significantly greater than those of the Registrant. In addition, in December, 1997, the FCC issued rules to implement the provisions of the World Trade Organization Agreement on Basic Telecommunications, which was drafted to liberalize restrictions on foreign ownership of domestic telecommunications companies and to allow foreign telecommunications companies to enter domestic markets. The new FCC rules went into effect in February, 1998 and are expected to make it substantially easier for many non-United States telecommunications companies to enter the United States market, thus further increasing the number of competitors. The new rules will also give non-United States individuals and corporations greater ability to invest in United States telecommunications companies, thus increasing the financial and technical resources potentially available to existing and potential competitors as well as Registrant.

LONG DISTANCE MARKET

         The long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants. The Registrant competes against various national and regional long distance carriers, including both facilities-based providers and switchless resellers offering essentially the same services as the Registrant. In addition, significant competition is expected to be provided by ILECs including, when authorized, RBOCs. The Registrant's success will depend upon its ability to provide high-quality services at prices competitive with, or lower than, those charged by its competitors. In addition, a high level of customer attrition or "churn" has characterized the long distance industry. Such attrition is attributable to a variety of factors, including initiatives of competitors as they engage in advertising campaigns, marketing programs, and provide cash payments or other incentives. End users are often not obligated to purchase any minimum usage amount and can discontinue service without penalty at any time. While the Registrant believes its customer turnover rate is lower than that of many of its competitors, the Registrant's revenue has been, and is expected to continue to be, affected by churn.

         Tier I providers and other carriers have implemented new price plans aimed at residential customers with significantly simplified rate structures, which may have the impact of lowering overall long distance prices. There can also be no assurance that long distance carriers will not make similar offerings available to the small to medium-sized businesses that the Registrant primarily serves. While the Registrant believes small and medium-sized business customers are not aggressively targeted by large long distance providers, such as the Tier I providers, there can be no assurance the Registrant's customers and potential customers will not be targeted by these or other providers in the future. Additional pricing pressure may come from IP transport, which is a developing use of packet-switched technology that can transmit voice communications at a cost that may be below that of traditional circuit-switched long distance service. While IP transport is not yet available in all areas, requires the dialing of additional digits, and generally produces sound quality inferior to traditional long distance service, it could eventually be perceived as a substitute for traditional long distance service and put pricing pressure on long distance rates. Any reduction in long distance prices may have a material adverse effect on the Registrant's business, financial condition and results of operations.

         Some of the Registrant's principal competitors are also major suppliers of services to the Registrant. The Registrant both links its switching equipment with transmission facilities and services purchased or leased from these suppliers, and also resells services obtained from these suppliers. There can be no assurance that these suppliers will continue to offer services to the Registrant at competitive rates or on attractive terms, if at all, and any failure to do so could have a material adverse effect on the Registrant.

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

         The Registrant also would face competition or prospective competition in local markets from other carriers, many of which have significantly greater financial resources than the Registrant. For example, the Tier I providers have begun to offer local telecommunications services in major domestic markets using their own facilities or by resale of the ILECs' or other providers' services. In addition to these long-distance service providers, entities which currently offer or are potentially capable of offering local switched services include companies which have previously operated as Competitive Access Provider ("CAP"), cable television companies, electric utilities, microwave carriers, wireless telephone system operators, and large customers that build private networks. These entities, upon entering into appropriate interconnection agreements or resale agreements with ILECs, could offer single-source local and long distance services, similar to those offered or proposed to be offered by the Registrant.

                                YEAR 2000 MATTERS
                                -----------------

In the Registrant's previous filings with the Securities and Exchange Commission on Forms 10-Q, 10-K and 10K/A, extensive descriptions of the Registrant's Year 2000 (Y2K) initiatives were presented. Nothing has come to the Registrant's attention that would cause it to believe that its Y2K compliance effort was not successful. While the Registrant will continue to monitor for Y2K related problems, to date no significant Y2K issues have been encountered and the Registrant does not currently anticipate incurring additional expenses to address Y2K related issues.

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

FEDERAL REGULATIONS - THE 1996 ACT

         Statutory Requirements. The 1996 Act requires all Local Exchange Carriers ("LECs") (including Incumbent Local Exchange Carriers "ILECs" and Competitive Local Exchange Carriers "CLECs") (i) not to prohibit or unduly restrict resale of their services; (ii) to provide local number portability;
(iii) to provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listings; (iv) to afford access to poles, ducts, conduits, and rights-of-way; and (v) to establish reciprocal compensation arrangements for the transport and termination of local telecommunications traffic. It also requires ILECs to negotiate local interconnection agreements in good faith and to provide interconnection (a) for the transmission and routing of telephone exchange service and exchange access, (b) at any technically feasible point within the ILEC's network, (c) which is at least equal in quality to that provided by the ILEC to itself, its affiliates, or any other party to which the ILEC provides interconnection, and (d) at rates and terms and conditions which are just, reasonable and nondiscriminatory. ILECs also are required under the 1996 Act to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, to offer their local telephone services for resale at wholesale rates, and to facilitate collocation of equipment necessary for competitors to interconnect with or access Unbundled Network Elements ("UNEs").

         The 1996 Act also eliminates the existing AT&T antitrust consent decree, which barred the provision of long distance services and manufacturing by the Regional Bell Operating Companies (RBOCs). In addition, the 1996 Act requires RBOCs to comply with certain safeguards and offer interconnection which satisfies a prescribed 14-point competitive checklist before RBOCs are permitted to provide in-region inter-LATA services. These safeguards are designed to ensure that the RBOC's competitors have access to local exchange and exchange access services on nondiscriminatory terms and that the subscribers of regulated non-competitive RBOC services do not subsidize their provision of competitive services. The safeguards are also intended to promote competition by preventing RBOCs from using their market power in local exchange services to obtain an anti-competitive advantage in the provision of other services. RBOCs have the ability to provide out-of-region long-distance services and, if they obtain authorization and under prescribed circumstances, may provide additional in-region long-distance services. In December 1999, the FCC granted Bell Atlantic's application to offer in-region long distance services in New York, marking the first time since the breakup of AT&T that an RBOC has been able to provide its customers with both local and long distance service.

         The 1996 Act also granted important regulatory relief to industry segments which compete with CLECs. ILECs were given substantial new pricing flexibility. RBOCs were also granted new rights to provide certain cable TV services. Inter Exchange Carriers ("IXCs") were permitted to construct their own local facilities and/or resell local services. State laws may no longer require CATVs to obtain a franchise before offering telecommunications services nor permit CATVs' franchise fees to be based on their telecommunications revenue. In addition, under the 1996 Act all utility holding companies are permitted to diversify into telecommunications services through separate subsidiaries.

         FCC Rules Implementing the Local Competition Provisions of the 1996 Act. In August 1996, the FCC released a First Report and Order, a Second Report and Order and a Memorandum Opinion and Order (combined, the "Interconnection Orders") which established a framework of minimum, national rules enabling state Public Utility Commissions ("PUCs") and Public Service Commissions ("PSCs"), and the FCC to begin implementing many of the local competition provisions of the 1996 Act. In its Interconnection Orders, the FCC prescribed certain minimum points of interconnection necessary to permit competing carriers to choose the most efficient points at which to interconnect with the ILECs' networks. The FCC also adopted a minimum list of UNEs that ILECs must make available to competitors upon request and a methodology for states to use in establishing rates for interconnection and the purchase of UNEs. The FCC also adopted a methodology for States to use when applying the 1996 Act "avoided cost standard" for setting wholesale prices with respect to retail services.

         The U.S. Supreme Court affirmed the authority of the FCC to establish rules governing interconnection. We believe that additional disputes regarding interconnection issues and other related FCC actions are likely. In particular, the Supreme Court remanded to the FCC issues regarding what UNEs the FCC will require ILECs to make available to competitors. In November 1999, the FCC released a decision modifying the list of UNEs which all ILECs must offer to other carriers. The Eighth Circuit decisions and their reversal by the Supreme Court continue to cause uncertainty about the rules governing the pricing, terms and conditions of interconnection agreements. The Supreme Court's ruling and further proceedings on remand (either at the Eighth Circuit or the FCC) may affect the scope of the PUCs' and PSCs' authority to conduct arbitration proceedings or to implement or enforce interconnection agreements. The ruling could also result in new or additional rules being promulgated by the FCC. Given the ongoing uncertainty surrounding the effect of the Eighth Circuit decisions and the recent decision of the Supreme Court reversing them, the Registrant may not be able to obtain or enforce interconnection terms acceptable to it or that are consistent with its business plans.

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

              INTERNATIONAL SERVICES. Non-dominant carriers such as the Registrant are required to obtain FCC authorization pursuant to
              Section 214 of the Communications Act and file tariffs before providing international communication services. The Registrant has obtained authority from the FCC to engage in business as a resale and facilities-based international carrier to provide voice and data communications services between United States and all foreign points.

              ILEC PRICE CAP REGULATION REFORM. In 1991, the FCC replaced traditional rate of return regulation for large ILECs with price cap regulation. Under price caps, ILECs can raise prices for certain services by only a small percentage each year. In addition, there are constraints on the pricing of ILEC services which are competitive with those of CLECs. In September 1995, the FCC proposed a three-stage plan which would substantially reduce ILEC price cap regulation as local markets become increasingly competitive and, ultimately, would result in granting ILECs nondominant status. Adoption of the FCC's proposal to reduce significantly its regulation of ILEC pricing would significantly enhance the ability of ILECs to compete against the Registrant and could have a material adverse effect on the Registrant. The FCC released an order in December, 1996 that adopted certain of these proposals, including the elimination of the lower service band index limits on price reductions within the access service category. The FCC's December 1996 order also eased the requirements necessary for the introduction of new services by ILECs. In May, 1997, the FCC took further action updating and reforming its price cap plan for the ILECs. Among other things, the changes require price cap LECs to reduce their price cap indices by 6.5 percent annually, less an adjustment for inflation. The FCC also eliminated rules that require ILECs earning more than certain specified rates of return to "share" portions of the excess with their access customers during the next year in the form of lower access rates. In August, 1999, the FCC again took action designed to grant greater flexibility to price cap LECs as competition develops. These reforms should facilitate the removal of services from price cap regulation as competition develops in the marketplace. The order granted immediate pricing flexibility to price cap LECs in the form of streamlined introduction of new services, geographic deaveraging of rates for services in the trunking basket, and removal, upon implementation of toll dialing parity, of certain interstate interexchange services from price cap regulation. These actions could have a significant impact on the interstate access prices charged by the ILECs with which the Registrant expects to compete.

              ACCESS CHARGES. Over the past several years, the FCC has granted ILECs significant flexibility in their pricing of interstate special and switched access services. Under this pricing scheme, ILECs may establish pricing zones based on access traffic density and charge different prices for each zone. The Registrant anticipates that this pricing flexibility should result in ILECs lowering their prices in high traffic density areas, the probable area of competition with the Registrant. The Registrant also anticipates that the FCC will grant ILECs increasing pricing flexibility as the number of interconnections and competitors increases. In May, 1997, the FCC took action to reform the current interstate access charge system. The FCC adopted an order which makes various reforms to existing rate structures for interstate access designed to move access charges, over time, to more economically efficient rate levels and structures. The FCC recently granted LECs additional pricing flexibility. As such, the carriers may offer volume discounts that may benefit larger long distance carriers.

              The FCC has also implemented changes in interstate access rules that result in restructuring of the access charge system and changes in access charge rate levels. As of January 1998, access charges incurred by the Registrant are being passed on to end users. In May 1999, the U.S. Court of Appeals (D.C. Circuit) sent the access rate formula back to the FCC for further explanation regarding how certain factors were calculated. These and related actions may change access rates. If the formula is upheld, and access rates are reduced, the result will be a lower cost of providing long distance service, especially to business customers. The impact of these new changes will not be known until they are fully implemented over the next several years. In a related proceeding, the FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like us pay fees calculated as a percentage of revenue to support these goals. The full implications of these changes remains uncertain and subject to change.

              PICC. As part of Access Reform mandated in the Telecommunications Act of 1996, beginning in 1998 local phone companies were permitted to assess the Pre-subscribed Interexchange Carrier Charge, also known as "PICC." The "PICC" is a monthly per line cost charged by the local telephone company to each long distance carrier for every customer phone line that is pre-subscribed to that carrier. These charges are passed on to the end users.

              UNIVERSAL SERVICE REFORM. In May 1997, the FCC released an order which reforms the current system of interstate universal service support and implements the universal service provisions of the 1996 Act. The FCC established a set of policies and rules designed to ensure that low-income consumers and consumers who live in rural, insular and high-cost areas receive a defined set of local telecommunications services at affordable rates. This was to be accomplished in part through expansion of direct consumer subsidy programs and in part by ensuring that rural, small and high-cost LECs continue to receive universal service subsidy support. The FCC also created new programs to subsidize connection of eligible schools, libraries and rural health care providers to telecommunications networks. These programs were to be funded by assessment of eligible revenue of nearly all providers of interstate telecommunications carriers, including the Registrant.

              The Registrant, like other telecommunications carriers providing interstate telecommunications services, is required to contribute a portion of its end-user telecommunications revenue to fund universal service programs. These contributions became due beginning in 1998 for all providers of interstate telecommunications services. Such contributions were to be assessed based on intrastate, interstate and international end user telecommunications revenue. Contribution factors vary quarterly and carriers, including the Registrant, are billed each month. In addition, many state regulatory agencies have instituted proceedings to revise state universal fund contribution requirements, which will vary from state to state. Recently, the U.S. Court of Appeals for the Fifth Circuit rejected the FCC's effort to base contributions in part on intrastate revenues. The FCC's universal service program may be altered as a result of appeals, agency reconsiderations of its actions, or future Congressional legislation.

              Pursuant to the Universal Service Order, all carriers are required to submit a Universal Service Fund worksheet. The Registrant has filed its Universal Service Fund worksheet. The amounts remitted to the Universal Service Fund may be billed to the Registrant's customers. If the Registrant does not bill these amounts to its customers, its profit margin may be less than if it had elected to do so. However, if the Registrant elects to bill these amounts to its customers, customers may reduce their use of the Registrant's services, or elect to use the services provided by the Registrant's competitors, which may have a material adverse effect upon the Registrant's business, financial condition, or results of operations. The Registrant is eligible to qualify as a recipient of universal service support if it elects to provide facilities-based service to areas designated for universal service support and if it complies with federal and state regulatory requirements to be an eligible telecommunications carrier.

              In October 1999, the FCC adopted a new high-cost universal service support mechanism for non-rural carriers. The new mechanism is based on the forward-looking costs of providing supported services as determined by the Commission's cost model. The forward-looking support mechanism provides support to non-rural carriers in those states that have a statewide average forward-looking cost per line greater than the national benchmark, which is set at 135 percent of the national average forward-looking cost per line. The FCC's decisions regarding universal service could have a significant impact on future operations of the Registrant.

              COLLOCATION. In March 1999, the FCC released its Collocation Order which requires ILECs to permit CLECs to collocate any equipment used for interconnection or access to unbundled network elements even if that equipment includes switching or enhanced service functions. Among other things, the Collocation Order also prohibits ILECs from placing any limits on the use of switching or enhanced features for collocated equipment, and requires ILECs to make cageless collocation available and permit CLECs to construct their own cross-connect facilities.

              In March 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated limited portions of the Collocation Order, holding certain definitions contained in FCC rules were impermissibly broad. The court remanded the Collocation Order in part for further FCC consideration of these issues. The FCC will be instituting proceedings to comply with the court's remand.

              LINE SHARING. In November 1999, the FCC adopted a new order requiring ILECs to provide line sharing, which will allow CLECs to offer data services over the same line the consumer uses for voice services without the CLECs being required to offer the voice services. State commissions have been authorized to establish the prices to the CLECs for such services. The decision has been appealed.

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

         Local Interconnection. The 1996 Act imposes a duty upon all ILECs to negotiate in good faith with potential interconnectors to provide interconnection to the ILEC networks, exchange local traffic, make UNEs available and permit resale of most local services. If negotiations do not succeed, the Registrant has a right to seek state PUC or PSC arbitration of any unresolved issues. The Registrant has begun the process of negotiating interconnection arrangements in several states in its targeted region. Arbitration decisions involving interconnection arrangements in several states have been challenged in lawsuits filed in U.S. District Court by the affected ILECs

COMPLIANCE WITH ENVIRONMENTAL PROVISIONS

         Registrant believes that it complies in all material respects with current pertinent federal, state, and local provisions relating to the protection of the environment and does not believe that continued compliance would require any material capital expenditure.

                                    PERSONNEL
                                    ---------

         As of the date of this Report, the Registrant and its subsidiaries employed 243 full-time and part-time employees in its long distance telecommunication service, of whom 84 were engaged in sales activities, 22 in customer service and support, 54 in technical and field services, 25 in data processing, and 58 in general and administrative activities. The Registrant also utilizes the services of approximately 220 independent sales agents. The Registrant considers its relations with its employees to be satisfactory.

ITEM 2.  Properties
         ----------

         On November 15, 1993, and December 28, 1993, the Registrant entered into leases for an aggregate of approximately 3,500 square feet of space at 744 Broad Street, Newark, New Jersey, for its upgraded switching equipment. The lease ran from January 1, 1994 through December 31, 1998, with an option to renew the lease through August 31, 2002, which has been exercised. The annual rental of $54,720 also requires the tenant to pay a proportionate share of any increase in the "Consumer Price Index", U. S. City Average over the base year.

         On December 1, 1993, the Registrant entered into a five-year lease, which expired on November 30, 1998, for approximately 20,000 square feet of space from a partnership in which two of the partners were directors and major shareholders of the Registrant. Both of the partners are no longer directors. The lease was amended on August 31, 1999, whereby the space was reduced to 12,295 square feet at an annual rate of $47,980. The lease provides a 120 day written notice by either party to terminate. This space is used for warehousing and office space for the technical support employees. The lease requires the payment of any increase in operating expenses and real estate taxes over the base year.

         On February 22, 1994, the Registrant entered into a lease, subsequently modified on April 15, 1994, for approximately 17,700 square feet of space at 150 Clove Road, Little Falls, New Jersey to be used as sales, executive and administrative offices. The lease provided for a rent holiday until July 1995, after which the annual rental would be approximately $360,000. The lease is for five years and ten months and has been amended by a second lease modification agreement dated February 9, 1995 whereby the Registrant leased approximately 6,700 additional square feet of space at the same location at an additional annual rental of $121,707 for the first four years and $138,154 for the next year and two months. The modified agreement also extended the term of the existing lease for an additional two years to August 14, 2002 at a then annual rental of $563,063. The lease requires the payment of the tenant's proportionate share of operating expenses and real estate taxes increased over the base year. There is an option for renewal, which can be renewed twice for five years each.

         On January 30, 1997, the Registrant entered into a third modification of its lease for approximately 16,640 square feet of additional office space at its existing facility at 150 Clove Road, Little Falls, New Jersey. The annual rental on the additional space was $357,760 per annum from July 1, 1997 through February 14, 1998, is $366,800 per annum from February 15, 1998 through August 14, 2000, and will be $382,720 per annum from August 15, 2000 through August 14, 2002. In addition, the Registrant is obligated for its proportionate share of increases in real estate taxes and operating expenses over the base year. There is an option for renewal, which provides that the lease can be renewed twice for five years each upon nine months notice.

         On November 1, 1996, the Registrant entered into a lease for approximately 8,300 square feet of space at 40 Rector Street, New York City, New York, to be used for a second switching facility. The term of the lease is for fifteen years and ten months from the date of commencement, which was March 1, 1997. Rental payments are $133,184 per annum for the first five years after commencement, $166,480 per annum for the next five years, and $183,128 per annum for five years and ten months. The lease requires the payment of the tenant's proportional share of increased operating expenses and real estate taxes over the base year.

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

         On February 6, 1998, the Registrant entered into a lease for approximately 5,000 square feet of space at 28 W. Flagler Street, Miami, Florida. The term of the lease is 15 years, commencing February 1, 1998. The annual rental is approximately $106,618, with an annual adjustment based on the Revised Urban Wage Earners and Clerical Workers Index, capped at a maximum of 3% increase over the prior years rental payment. In addition, the Registrant is liable for its proportionate share of increases in real estate taxes and operating expenses over the base year. The Registrant sublet this space on January 1, 2000 for the balance of its term, to another tenant at an annual rate of approximately $106,618, subject to adjustments.

         On September 1, 1998, the Registrant entered into a five year lease, commencing September 1, 1998 leasing 3,008 square feet of space at 500 Cypress Creek Road, Fort Lauderdale, Florida. Rental payments were $48,128 per annum from September 1, 1998 to August 31, 1999, $50,554 from September 1, 1999 to August 31, 2000, $53,061 from September 1, 2000 to August 31, 2001, $55,708 from
September 1, 2001 to August 31, 2002 and $58,506 from September 1, 2002 to August 31, 2003. The lease requires the payment of the tenant's proportional share of increased operating expenses and real estate taxes over the base year. In January, 2000 the Registrant entered into a modification of the lease whereby the space was reduced to 1,200 square feet. Rental payments have been modified to be $20,160 from February 15, 2000 to February 14, 2001, $21,168 from February 15, 2001 to February 14, 2002, $22,224 from February 15, 2002 to February 14, 2003 and $23,340 from February 15, 2003 to February 14, 2004. The Registrant has recently sublet this space to another tenant.

         On August 20, 1999, the Registrant entered into a three year lease, commencing August 20, 1999 leasing 2,770 square feet of space at 20 Crossways Park North, Woodbury, New York. Rental payments were $62,235 per annum from October 1, 1999 to August 31, 2000, and are $64,818 from September 1, 2000 to August 31, 2001 and $67,422 from September 1, 2001 to August 31, 2002. The lease requires the payment of the tenant's proportional share of increased operating expenses and real estate taxes over the base year.

         On November 17, 1999, the Registrant entered into a three year lease, commencing November 17, 1999 leasing 2,186 square feet of space at One Landmark Square, Stamford, Connecticut. Rental payments are $50,278 per annum from November 17,1999 to November 16,2000, are $51,371 from November 17,2000 to November 16, 2001, and $52,464 from November 17, 2000 to November 16,2002. There is an option to renew once for three years, with nine months prior written notice. The lease requires the payment of the tenant's proportional share of increased operating expenses and real estate taxes over the base year.

         On October 11, 1999, the Registrant entered into a three year lease, commencing October 11,1999 leasing 1,926 square feet of space at 1810 Chapel Avenue West, Cherry Hill, New Jersey. Rental payments are $38,520 per annum from October 11,1999 to October 31,2002. There is an option to renew once for three years, with nine months prior written notice. The lease requires the payment of the tenant's proportional share of increased operating expenses and real estate taxes over the base year.

         Certain of the leases contain options to renew for various periods at rentals to be determined by the then prevailing fair market rental rates for similar real estate in the area.

ITEM 3.  Pending Legal Proceedings
         -------------------------

         The Registrant brought suit in Civil Court of the City of New York, County of New York against a customer, Community Network Services, Inc. d/b/a Telecommunity, for the recovery of an account receivable of $45,346 plus interest, attorneys fees and damages. Defendant asserted a counter claim against the Registrant in the Supreme Court of the State of New York, County of New York alleging breach of contract and seeks compensatory and punitive damages of $1,300,000. The Registrant believes the counter suit is without merit and is vigorously defending this action.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of Fiscal 2000.




                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

                                     PART II

ITEM 5. Market for Registrant's Common Stock and Related Security Holder Matters
        ------------------------------------------------------------------------

COMMON STOCK

         The Registrant's authorized capital stock consists solely of 20,000,000 shares of Common Stock. An increase in the number of authorized shares to 50,000,000 was approved at the Shareholder's Meeting held on February 23, 2000. Holders of the Registrant's Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor. Each holder of Common Stock is entitled to one vote for each share held. There is no right to cumulative voting. Upon liquidation, dissolution, or winding up of the Registrant, the holders of Common Stock are entitled to receive a pro rata share of all remaining assets available for distribution to stockholders. The Common Stock has no pre-emptive or other subscription rights, and there are no conversion or redemption rights with respect to such shares.

           Effective on July 1, 1996, the Registrant distributed 1,873,420 shares of Common Stock in connection with a 2-for-1 stock split of all outstanding shares as of June 15, 1996. Effective on July 15, 1998, the Registrant distributed 4,207,887 shares of Common Stock in connection with a 2-for-1 stock split of all outstanding shares as of June 30, 1998. As of the date of this report, there were 9,489,324 shares of Common Stock issued and outstanding, inclusive of 600,000 shares held by the Registrant's ESOP which the Registrant is seeking to cancel, held by 740 persons, as reported by the Registrant's transfer agent.

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


         FISCAL 2000                              HIGH             LOW
         -----------                              ----             ---
         February 1 thru April 30                19 15/16          16
         May 1 thru July 31                      18 3/4            11 1/2
         August 1 thru October 31                14 5/8            10 15/16
         November 1 thru January 31, 2000        15 3/4            12

         FISCAL 1999
         -----------

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

ITEM 6.  Selected Financial Data
         -----------------------



                                             (In thousands except per share amounts)

                                                             Year ended January 31,
                                 ---------------------------------------------------------------------------

RESULTS OF OPERATIONS:              2000              1999            1998           1997             1996
                                 ---------         ---------       ---------      ---------         ---------

Net sales                        $    139,760    $    137,283   $    123,286    $     89,326   $     49,873

(Loss) earnings from
    continuing operations        $     (9,414)   $     (3,418)  $      1,094    $        492          1,555

Net (Loss) earnings              $     (9,414)   $     (3,418)  $      1,094    $        492   $      1,555

Weighted average
 common shares
    outstanding (a)

  Basic                                 7,069           6,818          6,213           5,883          5,818

  Diluted                               7,069           6,818          6,842           6,739          6,526

(Loss) earnings per common and
    common equivalent shares

Basic (Loss) earnings per share  $      (1.33)   $      (0.50)  $       0.18    $       0.08   $       0.27

Diluted (Loss) earnings per
 share                           $      (1.33)   $      (0.50)  $       0.16    $       0.07   $       0.24

Cash dividends per
 common share                            None            None           None            None           None

Additions to property
 & equipment                     $      3,019    $      4,727   $      3,268    $      6,397   $      3,028

Depreciation and
 amortization                    $      2,985    $      2,785   $      2,028    $      1,382   $      1,026

FINANCIAL POSITION:

Working Capital                  $      1,222    $      1,261   $      7,936    $      5,419   $      4,799

Property and equipment - net     $     13,317    $     14,473   $     12,406    $     11,066   $      6,011

Total assets                     $     45,184    $     45,692   $     40,245    $     31,029   $     20,520

Long-term debt                   $        997    $      1,566   $      2,092    $      2,940   $         --

Shareholders' Equity             $     14,007    $     16,442   $     18,598    $     14,772   $     10,700

Common shares
 outstanding (a)                        7,944           7,605          6,679          5,891           5,854



(a) All per share amounts have been restated to reflect the 2 for 1 stock split distributed July 1, 1996, and the 2 for 1 stock split distributed on July 15, 1998.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ----------------------

         The following discussion is presented to assist in assessing the changes in financial condition and performance of the Registrant for the fiscal year ended January 1, 1998 (Fiscal 1998), January 31, 1999 (Fiscal 1999) and January 31, 2000 (Fiscal 2000). The following information should be read in conjunction with the financial statements and related notes and other detailed information regarding the Registrant included elsewhere in this report and should not be construed to imply management's belief that the results, causes, or trends presented will necessarily continue in the future. Certain information contained below and elsewhere in this , including information with respect to the Registrant's plans and strategy for its business, are "forward-looking statements."

OVERVIEW

         The Registrant is a leading regional facilities-based ICP servicing both the commercial and wholesale marketplace. Total-Tel is an established company that has been in existence since 1959. The Registrant began offering interexchange telecommunications services in January, 1983. Gross revenues have increased from approximately $50 million in the Fiscal year ended January 31, 1996 (Fiscal 1996) to approximately $140 million for Fiscal 2000. This growth has been achieved through internal efforts, and not as a result of acquisitions.

         The Registrant currently owns and operates two long-distance switches, in New York City and Newark, New Jersey. The Registrant also has a NOC that monitors and controls its network. The Registrant sells its services through three sales groups: a field retail sales force, independent agent sales force, and a wholesale sales team.

         The Registrant's principal expenses consist of cost of sales and selling, general and administrative (S,G&A) expenses. Cost of sales consist of access fees, line installation expenses, switch expenses, NOC expenses, depreciation, transport expenses, and local and long-distance expenses. S, G & A expenses are comprised of selling and marketing costs, and general and administrative costs.

                              RESULTS OF OPERATIONS
                              ---------------------

                     FISCAL 2000 AS COMPARED TO FISCAL 1999
                     --------------------------------------

REVENUES

         Net sales of telecommunications services and systems for the fiscal year ended January 31, 2000 were approximately $139,760,000, an increase of approximately $2,478,000, or 1.8% over the approximately $137,283,000 of net sales in Fiscal 1999. These revenues were comprised of retail sales of approximately $69,023,000 and wholesales revenues of approximately $70,737,000. The Registrant billed approximately 1,242,942,000 minutes in Fiscal 2000 as compared to approximately 978,971,000 minutes in Fiscal 1999, an increase of 263,971,000 minutes or 27.0%. Due to the competitive nature of the long distance communications industry, the average price for a minute of both retail and wholesale traffic continued to decrease. In Fiscal 2000, this decrease was approximately 20%.

         Net retail sales for Fiscal 2000 were approximately $69,023,000, a decrease of approximately $3,533,000, or 4.9%, over the approximately $72,556,000 billed in Fiscal 1999. Retail billed minutes were approximately 680,714,000, an increase of approximately 51,934,000 minutes, or 8.3%, over the retail minutes of approximately 628,780,000 billed in Fiscal 1999. The average price per minute has decreased approximately 12.2% as the industry continues to experience decreased price per minute of usage.

         Net wholesale (carrier) sales for Fiscal 2000 were approximately $70,737,000, an increase of approximately $6,010,000, or 9.3%, over the approximately $64,727,000 billed in Fiscal 1999. Billed wholesale minutes amounted to approximately 562,227,000, an increase of approximately 212,036,000 minutes, or 60.5%, over the billed wholesale minutes of approximately 350,191,000 billed in Fiscal 1999. The sales mix continues to move toward higher priced international traffic, from the lower priced domestic traffic. International carrier traffic increased 184,428,000 minutes or approximately 94.5% to approximately 379,692,000 minutes. Domestic minutes increased approximately 27,608,000 or approximately 17.8% to approximately 182,535,000 minutes. The wholesale price per minute fell 32.2% due to the continuing competition in the industry, a trend which the Registrant believes will continue.

COST OF SALES

         Cost of sales for Fiscal 2000 were approximately $112,794,000, an increase of approximately $1,294,000, or 1.2%, over the approximately $111,500,000 of cost of sales in Fiscal 1999. Included in cost of sales are direct line costs, usage charges and the direct costs of the Registrant's switches and Network Operating Center

("NOC"). The increase in cost of sales was primarily due to the increased amount of retail sales minute volume, of approximately $3,824,000 and an increase in wholesale cost of sales of approximately $3,500,000 offset by cost reductions due to increased network efficiencies and competitive pricing of approximately $5,240,000. The net increase in direct line and usage costs was offset by reductions in the operating expenses of the switches and NOC: the close out of the Miami switch, a decrease of approximately $227,000; decrease in salary, wages and fringe benefits of approximately $525,000; decreased recruiting expense of approximately $74,000 and decreased consulting expenses of approximately $127,000 were offset, in part, by increases in equipment repairs of approximately $80,000 and general operating expenses of approximately $82,000.

SELLING, GENERAL AND ADMINISTRATIVE:

         Selling, general and administrative expenses for Fiscal 2000 decreased to approximately $27,990,000, a decrease of approximately $922,000, or 3.2%, over the approximate $28,912,000 in Fiscal 1999. This decrease was primarily due to a reduction in legal expenses of approximately $1,517,000 resulting from the settlement of litigation; a decrease in consulting fees of approximately $504,000; a decrease in data processing services of approximately $230,000 resulting from bringing the billing system in house; a reduction of travel expenses of approximately $188,000 and a net decrease in spending on other expenses such as office expenses, meetings contributions, telephone of approximately $85,000. These decreases were offset by Increased spending on salaries and wages of approximately $641,000 for the additional sales staff needed to compete in the Northeast region; additional salary and wage expense of approximately $267,000 resulting from an approximate 4.6% salary increases in Fiscal 2000; increased fringe benefit and payroll taxes of approximately $125,000 paralleling the increased salaries and wages; additional recruiting expense of approximately $100,000 spent on hiring new sales and technical personnel; an increase in depreciation and amortization expense of approximately $278,000 related to the new ISP equipment and sales offices and additions in the bad debt provision of approximately $196,000.

RESTRUCTURING EXPENSE

         During the fourth quarter of Fiscal 1999, the Company recorded a restructuring charge of approximately $2,368,000 related to the adoption by the Company of a formal plan for restructuring its focus of operations. The restructuring was adopted in an effort to concentrate the Company's efforts on the Northeastern United States market. Elements of the Company's restructuring plan included eliminating sales offices in Florida, Atlanta, Georgia, Washington D.C. and the United Kingdom as well as the Miami switch.

         The write downs incurred in connection with the restructuring included a charge of approximately $1,280,000 associated with the planned disposal of the Miami switch and switch site, a charge of approximately $723,000 associated with the termination costs to reduce employee headcount and sales offices. A charge of approximately $265,000 for the cost associated with the balance on the Fort Lauderdale lease, and a charge of approximately $100,000 to write off line installation costs associated with the Florida network. In the fiscal year ending January 31, 1999, amounts paid included approximately $240,000 for severance and termination costs. The balance of approximately $2,128,000 was included on the consolidated balance sheet at January 31, 1999 as accrued restructuring costs.

         For Fiscal 2000, amounts applied against the accrual consisted of approximately $1,280,000 for the write down of the Miami switch; approximately $99,000 for the line installation costs; approximately $51,000 for payments made on the Fort Lauderdale lease; approximately $327,000 for severance payments and approximately $40,000 for payments made to shut down the U.K. operation. Approximately $319,000 of the accrual was reversed in the Fiscal 2000. This amount included an approximately $97,000 reduction in the severance accrual; a reduction of approximately $20,000 for fringe benefits and an approximately $202,000 reduction in the accrual on the Fort Lauderdale lease, due to revisions in the lease.

STOCK COMPENSATION EXPENSE

         Stock compensation expenses for Fiscal 2000 decreased to approximately $204,000, a decrease of approximately $220,000, or 51.9%, from the approximately $424,000 charged in Fiscal 1999. This decrease is due to the cancellation of certain shares of Common Stock granted in prior years to employees who were terminated in Fiscal 2000.

OTHER COMPENSATION

         On September 21, 1999, the Registrant entered into an agreement with Warren Feldman, Chairman of the Board of Directors and a shareholder of the Registrant. As part of this agreement, a lump sum payment in the then amount of $900,000 was made to Mr. Feldman in settlement of his employment agreement. The Registrant paid $650,000 and Mr. Walt Anderson, a major shareholder, paid $250,000. Mr. Feldman's Employment Agreement was to have been in effect until December 31, 2001. The Registrant expensed the $900,000 in Fiscal 2000 with the $250,000 being accounted for as a capital contribution.

         Simultaneously, Revision LLC and Mr. Walt Anderson ("Revision/ Anderson") and the Registrant entered into Put Option agreements with Warren Feldman, Sol Feldman ("the Feldmans") and Leon Genet, ("Genet") a director of the Registrant. These Put Option agreements allowed the Feldmans and Genet the right to sell their shares of the Registrant to Revision/Anderson at a price of $16.00 per share and obligated Revision/Anderson to purchase the shares during an exercise period beginning on December 11, 1999 and ending on February 10, 2000. Revision/Anderson purchased a portion of these shares in January 2000. The Registrant has no obligation to purchase any shares from the Feldmans or Genet. The closing market price of the Registrant's shares on September 21, 1999, the date of the agreements, was $12.25, and the total number of shares covered by the agreements was 1,208,137. Using a binomial valuation model with an interest rate of 5% and a volatility rate of 50%, the fair value of the Put Option agreements was determined to be $4.03 per share or $4,870,554. The Registrant accounted for this non-cash transaction as a charge to expense and a credit to paid-in capital during Fiscal 2000.

OTHER INCOME AND EXPENSE

         Total other income and expense for Fiscal 2000 decreased approximately $93,000. The components of other income and expense are interest expense, interest income and other items. Interest income increased approximately $21,000 and interest expense decreased approximately $39,000. This was offset by reduced other income of approximately $153,000, resulting from the elimination of certain prepaid calling card activity in Fiscal 1999.

         The net loss for Fiscal 2000 of approximately $9,414,000 represents an increase in net loss of approximately $5,996,000 over the net loss of approximately $3,418,000 reported in Fiscal 1999. The primary cause for the additional loss was the other compensation expense of approximately $5,771,000 for the Warren Feldman settlement, of which approximately $5,121,000 was for non-cash items. An income tax provision caused by a valuation allowance on the net deferred tax asset increased income tax expense to approximately $2,704,000; an increase of approximately $5,145,000 over the Fiscal 1999 benefit amount of $2,441,000. Other income and expense decreased approximately $93,000.This was offset by an increase in gross margin of approximately $1,184,000; savings in selling, general and administrative expense of approximately $922,000; the change in restructuring expense of approximately $2,687,000 and decrease in stock compensation expense of approximately $220,000. For the foregoing reasons, a loss per share of $1.33 (basic) was realized in Fiscal 2000, an increase in the loss of $0.83 per common share (basic and diluted) from the loss per share (basic and diluted) $0.50 posted in Fiscal 1999.

                     FISCAL 1999 AS COMPARED TO FISCAL 1998
                     --------------------------------------

REVENUES

         Net sales of telecommunications services and systems for Fiscal 1999 were approximately $137,283,000, an increase of approximately $13,997,000, or 11.4% over the approximately $123,286,000 of net sales in Fiscal 1998. These revenues were comprised of retail sales of approximately $72,556,000 and wholesales revenues of approximately $64,727,000. The Registrant billed approximately 978,971,000 minutes in Fiscal 1999 as compared to approximately 862,479,000 minutes in Fiscal 1998, an increase of 116,492,000 minutes or 13.5%. Due to the competitive nature of the long distance communications industry, the average price for a minute of domestic retail traffic continued to decrease. In Fiscal 1999, this decrease was approximately 4%.

         Net retail sales for Fiscal 1999 were approximately $72,556,000, an increase of approximately $7,251,000, or 11.1%, over the approximately $65,305,000 billed in Fiscal 1998. Retail billed minutes were approximately 628,780,000, an increase of approximately 64,866,000 minutes, or 11.5%, over the retail minutes of approximately 564,914,000 billed in Fiscal 1998.

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

COST OF SALES

         Cost of sales for Fiscal 1999 were approximately $111,500,000, an increase of approximately $12,414,000, or 12.5%, over the approximately $99,086,000 of cost of sales in Fiscal 1998. Included in cost of sales are direct line costs, usage charges and the direct costs of the Registrant's switches and Network Operating Center ("NOC"). The increase in cost of sales was primarily due to sales volume increases, accounting for approximately $10,667,000 of the total increase. Cost reductions due to access reform and gained network efficiencies of approximately $800,000 were offset by the higher price paid for the change in the carrier sales mix to higher cost wholesale international traffic of approximately $800,000. The balance of the increase in cost of sales was due to the addition of the Miami switch, approximately $392,000; increase in salary, wages and fringe benefits of approximately $936,000; increased depreciation expense of $444,000; increased recruiting expense of approximately $102,000; increased consulting expenses of approximately $127,000; and increases in other operations expenses of approximately $50,000. These increases were offset by the elimination of the services department that offered telephone equipment for sale. This saved approximately $304,000 in costs. The increases in salaries and wages, recruiting and consulting were the result of the planned expansion into the national market. As a result of management changes made late in Fiscal 1999, a planned expansion has been curtailed and the expenses incurred in Fiscal 1999 have been substantially reduced.

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

         Asset write downs incurred in connection with the restructuring included a charge of approximately $1,300,000 associated with the planned disposal of the Miami switch and switch site, a charge of approximately $703,000 associated with the termination costs to reduce employee headcount and sales offices, a charge of approximately $265,000 for the cost associated with the balance of the Fort Lauderdale lease, and a charge of approximately $100,000 to write off line installation costs associated with the Florida network.

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

         Net loss for Fiscal 1999 of approximately $3,418,000 represents a decrease of approximately $4,512,000 from the net income of approximately $1,094,000 reported in Fiscal 1998. Despite an increase of approximately $1,583,000 in gross margin to approximately $25,783,000, the added expense of the Revision litigation, approximately $1,700,000; and the expenses relating to the proposed national expansion of the Registrant (including new sales offices, consulting, recruiting and headcount additions) totaling approximately $4,500,000, were the main factors in the reduction of earnings. The recent changes in the management of the Registrant have brought about an elimination of a substantial portion of these expenses. For the foregoing reasons, a loss per share of $0.50 (basic) was realized in Fiscal 1999, a decrease of $0.68 per common share (basic) from the earnings per share (basic) $0.18 posted in Fiscal 1998.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

         At January 31, 2000, the Registrant had working capital of approximately $1,222,000 as compared to approximately $1,261,000 at January 31, 1999, a decrease of $39,000. The decrease in working capital in Fiscal 2000 was primarily attributable to an increase in accounts receivable of approximately $4,930,000; recognition of charges against the restructuring reserve of approximately $2,116,000; and an increase in prepaid expenses and other current assets of approximately $668,000. This was offset by a decrease in cash and cash equivalents of approximately $1,677,000; an increase in accounts payable and accrued liabilities of approximately $4,614,000; a reduction in the deferred tax asset of approximately $1,420,000 and an increase in the current portion of long term debt of approximately $42,000. The current ratio of 1.0 to 1, remained equivalent to the 1.0 to 1 ratio experienced in Fiscal 1999. The Registrant continues to maintain a strong liquid position with cash and cash equivalents and investments available for sale of approximately $4,924,000 representing 16.5% of current liabilities.

         The cash flow statement of the Registrant for Fiscal 2000 indicated a decrease in cash and cash equivalents of approximately $1,677,000. Non-cash adjustments (depreciation, amortization, reserve for bad debt, restructuring, non-cash compensation expense of approximately $11,786,000 and net changes in assets and liabilities of approximately $2,311,000 added back to the net loss of approximately $9,414,000 resulted in net cash provided by operations of approximately $61,000. Cash used in investing activities amounted to approximately $3,013,000, of which approximately $3,019,000 were used for the purchase of capital additions and approximately $55,000 was used for the purchase of additional circuits to build out the network. These additions were partially offset by net repayments on notes receivable of approximately $45,000 and proceeds from the sale of fixed assets of approximately $17,000. The cash flow from financial activities of approximately $1,272,000 consisted primarily cash received from the exercise of stock options of approximately $1,799,000 and offset by the repayment of bank borrowings of approximately $527,000.

                              CAPITAL EXPENDITURES
                              --------------------

         Capital expenditures for Fiscal 2000 totaled approximately $3,019,000 and were financed from funds provided from Registrant's working capital and cash derived from operations. The capital expenditures were used for the addition of the IP network, approximately $663,000; upgrades to the Registrant's switches and switch sites of approximately $842,000; software and hardware upgrades to the Registrant's computer network of approximately $710,000; the addition of Oracle financial and sales compensation systems of approximately $358,000; hardware and software necessary to bring the billing system in house of approximately $196,000 and furniture, fixtures and equipment for new sales offices of approximately $250,000.

         Capital expenditures for Fiscal 2001 are estimated at approximately $4,100,000 and are expected to be financed from funds provided from existing working capital, operations, vendor financing and a guarantee from Gold and Appel, an affiliate of Mr. Anderson. Included in the capital expenditures are approximately $2,900,000 for the upgrade of the current switch network and approximately $1,200,000 for improvements to the Registrant's data processing systems.

         The Registrant has an Equipment Facility and Revolving Credit Arrangement with a major New Jersey bank. The Registrant entered into modifications of the arrangement in March 1998 and November 1998. The amended and restated Equipment Facility and Revolving Credit agreement allowed for an unsecured line of credit of $5,000,000 and $10,000,000 for the purchase of machinery and equipment. The $10,000,000 facility for equipment was terminated on April 30, 1999, in exchange for a waiver from the bank releasing the Registrant from certain covenants. At January 31, 2000, the Registrant had bank borrowings of $1,565,824.

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

                              ENVIRONMENTAL MATTERS
                              ---------------------

         The Registrant is not a party to any legal proceedings or the subject of any claim regarding environmental matters generally incidental to its business. In the opinion of Management, compliance with the present environmental protection laws should not have a material adverse effect on the financial condition of the Registrant

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

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

ITEM 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         The Financial Statements and Supplementary Data are included under Item 14 of this Report.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.





                  (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

The directors and officers of the Registrant are as follows:

Name                      Age          Position
-----                     ----         --------
Walt Anderson              45          Chairman of the Board

Leon Genet                 69          Director

Henry Luken                39          Director

Jay J. Miller              67          Director
Dennis Spina               53          Director

Sal Quadrino               53          Vice President, Acting Chief Operating Officer and
                                       Chief Financial Officer

Thomas P. Gunning          62          Treasurer and Secretary

The Registrant's directors all serve for one year terms or until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors.


         Mr. Walt Anderson was elected a Director of the Registrant in February, 1999. He has been Manager of Revision LLC from June 1998 to the present; President and Chairman of Entree International Ltd. (Financial Consulting Services) from July, 1997 to the present; Chairman of Teleport UK Ltd. (Satellite Communications) from May, 1996 to the present; Chairman of Espirit Telecom Group plc. (Telecom Services) from October, 1992 to November, 1998 and President and Chairman, Mid Atlantic Telecom (Telecom Services), from May, 1984 to December, 1993. Mr. Anderson is also a director of American Technology Labs (Network Equipment), Aquarius Holdings Ltd. (Water Transport Systems), Cis-Lunar Development (Diving Equipment), Rotary Rocket Corp. (Space Transportation Systems), Net-Tel Holdings (Telecom Services), US WATS (Telecom Services) and Chairman of World Exchange Corp. (Telcom Services)

         Mr. Leon Genet has served as a Director since October, 1996. For more than the past five years, he has been a partner in Genet Realty, a commercial and industrial real estate brokerage firm. He serves as a member of the National Commerce and Industry Board for the State of Israel Bonds Organization and is a shareholder, director, and officer of LPJ Communications, Inc., which has earned commissions from the Registrant on the same basis as other independent sales representatives. See "Certain Relationships and Related Transactions".

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

         Mr. Dennis Spina was elected a Director, President and Chief Operating Officer of the Registrant in February, 1999. In July 1999, Mr. Spina was appointed Chief Executive Officer of the Registrant. Mr. Spina has resigned from his position as President and Chief Executive Officer on March 17, 2000. He is also a founder and President of Simex SA, a Mexican company engaged in office cleaning services. He had been Vice Chairman and President of Internet Services, RCN (telecommunications) from February, 1998 to December, 1998; Chief Executive Officer, Erols Internet, Inc. (Internet Service Provider) from August, 1996 to February, 1998 (Erols was acquired by RCN); Independent Consultant in the service and distribution industry from January, 1996 to July, 1996; President and Chief Executive Officer, International Service Systems (janitorial and energy management) from November, 1994 to December, 1995; President and Chief Executive Officer of Suburban Propane, Inc. (division of Hanson PLC) from August, 1990 to October, 1994.

         Salvatore M. Quadrino was appointed Vice President and Chief Financial Officer of The Registrant in May, 1999. Prior to coming to TotalTel, he was Executive Vice President and Chief Administrative Officer of RCN, Inc. from February, 1998. He previously served as Vice President, Treasurer and Chief Financial Officer of Erol's Internet, Inc. from September, 1997 to February, 1998. (Erols was acquired by RCN); From October, 1996 to August, 1997, he worked as an independent financial consultant in the service and distribution industry. From October, 1994 to September, 1996, he served as President and Chief Executive Officer of Suburban Propane, a division of Hanson PLC, which conducted its initial public offering in March, 1996, and from March to October, 1996, he served as a member of Suburban Propane's Board of Supervisors. Mr. Quadrino served as Vice President and Chief Financial Officer of Suburban Propane from October, 1990 to September, 1994, and as Vice President, Chief Financial Officer and Treasurer of Petrolane from August, 1990 until its sale in July, 1993. Mr. Quadrino is a Certified Public Accountant.

         Thomas P. Gunning was appointed Vice President - Secretary / Treasurer of the Registrant in May 1999. He was appointed Chief Financial Officer in September, 1994 and served in that capacity until May 0f 1999. He was appointed Secretary of the Registrant in January, 1995. He has served as Controller of the Registrant since September, 1992. He is a Certified Public Accountant licensed by the States of New York and New Jersey. From 1989 until joining the Registrant, Mr. Gunning was the Senior Audit Manager at Rosenberg Selsman & Company, a certified public accounting firm. From 1976 to 1989, he was Chief Financial Officer of Flyfaire, Incorporated, a travel wholesale operator. Prior to such time, Mr. Gunning held various positions in both public and private accounting firms.

BOARD OF DIRECTORS

         The Company's Board of Directors currently consists of five persons, one of whom was a member of management until his resignation as a President and Chief Executive Officer on March 17, 2000 and four of whom are non-management directors. During the fiscal year ended January 31, 2000, the Board held nine meetings, each of which was attended by all of the directors then serving.

         The Company's Board of Directors has Audit and Compensation Committees, but does not have a Nominating Committee or a committee performing a similar function. The Audit Committee currently consists of two non-management directors, Messrs. Walt Anderson and Leon Genet. The Committee reviews, analyzes and may make recommendations to the Board of Directors with respect to the Company's financial statements and controls. The Committee has met and intends to meet from time to time with the Company's independent public accountants to monitor their activities. The Compensation Committee consists of Messrs. Henry Luken and Jay J. Miller and is charged with reviewing and recommending the compensation and benefits payable to the Company's senior executives.


         (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 11. Executive Compensation

        (a) The following table sets forth the compensation which the Registrant paid during the fiscal years ended January 31, 2000, 1999, and 1998 to the Chief Executive, and each Executive Officer of the Registrant whose aggregate remuneration exceeded $100,000.

                           Summary Compensation Table
                           --------------------------

Name and              Fiscal Year    Annual Compensation        Other             Compensation
Principal             Ended                                     Annual            Awards           All Other
Position              January 31     Salary ($)    Bonus(s)   Compensation($)     Options (#)     Compensations(s)
--------              ----------     ----------    --------   ---------------     -----------     ----------------
Warren H.             2000           $168,269 (2)              $900,000 (3)                         $ 16,191 (4)
Feldman               1999           $221,154 (2)  $260,785                                         $  8,735 (5)
Chairman and          1998           $287,115 (2)  $350,000                                         $ 15,325 (6)
Chief Executive
Officer (1)

Dennis Spina          2000           $305,769                                                       $  2,857 (7)
President and
Chief Executive
Officer (8)

Sal Quadrino          2000           $137,307
Vice President
and Chief Financial
Officer (9)

Thomas P.             2000           $140,000                                                       $ 11,179 (10)
Gunning               1999           $124,230      $  2,000                                         $ 10,161 (11)
Vice President,       1998           $ 116,600     $  4,000                                         $  8,265 (12)
Treasurer and
Secretary

(1)      Resigned from his position on October 7, 1999.

(2)      Does not include an annual director's fee of $15,000.
(3)      See ITEM 11-c - Other compensation

(4)      The amounts shown represent the Registrant's contribution under its 401
         (K) Deferred Compensation and Retirement Savings Plan of $5,048 and $3,143 for the use of a Registrant vehicle for non-business purposes and $8,000 term life insurance premiums.

(5)      The amounts shown represent the Registrant's contribution under its 401
         (K) Deferred Compensation and Retirement Savings Plan of $5,026 and $3,429 for the use of a Registrant vehicle for non-business purposes and $280 term life insurance premiums.

(6)      The amounts shown represent the Registrant's contribution under its 401
         (K) Deferred Compensation and Retirement Savings Plan of $4,688 and $2,357 for the use of a Registrant vehicle for non-business purposes and $8,280 term life insurance premiums.

(7) The amount shown represents $2,857 for the use of a Registrant vehicle for non-business purposes.

(8)      Resigned from his position on March 17, 2000.

(9)      Mr. Quadrino joined the Registrant on April 20, 1999

(10)     The amount shown represent the Registrant's contribution under its 401
         (K) Deferred compensation and Retirement Savings Plan of $4,200 and $2,179 for the use of a Registrant vehicle for non-business purposes and $4,800 term life insurance premiums.

(11)     The amount shown represent the Registrant's contribution under its 401
         (K) Deferred compensation and Retirement Savings Plan of $3,837 and $1,524 for the use of a Registrant vehicle for non-business purposes and $4,800 term life insurance premiums.

(12)     The amount shown represent the Registrant's contribution under its 401
         (K) Deferred compensation and Retirement Savings Plan of $3,468 and $1,393 for the use of a Registrant vehicle for non-business purposes and $3,404 term life insurance premiums.

         (b)      Compensation Pursuant to Plans

         In October, 1987, the Registrant adopted its 1987 Stock Option Plan, in October, 1996, adopted its 1996 Stock Option Plan and in February, 2000,adopted its 1999 Equity Incentive Plan (the "Option Plans"). The Option Plans provide that certain options granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code, while non-qualified options may also be granted under the Option Plans. Incentive stock options may be granted only to employees of the Registrant, while non-qualified options may be granted to non-executive directors, consultants and others as well as employees.

         The Option Plans may be administered by the Compensation Committee of the Registrant's Board of Directors. The Registrant has reserved 1,329,800 shares of Common Stock under the 1987 Option Plan, 600,000 shares of Common Stock under the 1996 Option Plan and 750,000 shares of Common Stock under its 1999 Equity Incentive Plan for issuance to employees, officers, directors and consultants of the Registrant. The shares underlying the options granted prior to July 15, 1994 have been adjusted for a 10% stock dividend. The shares underlying the options granted prior to July 1, 1996 have been adjusted to reflect a 2-for-1 stock split, and options granted prior to July 1, 1998 have been adjusted to reflect a 2-for-1 stock split.

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

         Any option which expires unexercised or that terminates upon an employee's ceasing to be employed by the Registrant become available again for issuance under the Option Plans.


         (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

                        OPTION GRANTS IN LAST FISCAL YEAR


Options /SAR Grants in last Fiscal Year                                         Potential realizable Value
                                                                                at Assumed Annual rates
                           Individual Grants                                    of stock Appreciation for
----------------------------------------------------------------------------    Option term

                     Number of
                     Securities         % of Total
                     Underlying        Options/SARs
                      options /         Granted to
                       SARs            Employees in     Exercise   Base Expiration
 Name               Granted(#)(1)       Fiscal Year     Price            Date          5% ($)      10% ($)
------------------------------------------------------------------------------------------------------------
Dennis Spina           144,000            15.22%        $19.00     February 3, 2002   $431,262   $905,616 (1)
Dennis Spina           144,000            15.22%        $19.00     February 3, 2002   $431,262   $905,616 (2)
Salvatore Quadrino      50,000             5.29%        $19.00          May 5, 2004   $204,731   $440,895 (3)
Salvatore Quadrino      50,000             5.29%        $16.00     January 12, 2005   $172,405   $371,280 (4)
Thomas P. Gunning       10,000             1.06%        $19.00       March 16, 2004   $ 40,946   $ 88,179 (5)

(1) Stock option granted under the 1996 Plan. Vesting in six equal installments, commencing six months from date of grant, with the exercise price increasing 6% as to each installment.

(2) Stock option granted under the 1999 Plan. Vesting in six equal installments, commencing six months from date of grant, with the exercise price increasing 6% as to each installment.

(3) Stock option granted under the 1996 Plan. Vesting in four equal installments, commencing one year from date of grant, with the exercise price increasing 6% as to each installment.

(4) Stock option granted under the 1999 Plan. Vesting in four equal installments, commencing one year from date of grant, with the exercise price increasing 6% as to each installment.

(5) Stock option granted under the 1999 Plan. Vesting in four equal installments, commencing one year from date of grant, with the exercise price increasing 6% as to each installment.

On February 23, 2000, the Board of Directors approved the repricing of all options with an exercise price greater than $14.25 to $14.25

The unvested portion of Dennis Spina's options was terminated with his resignation on March 17, 2000.

Aggregated Options/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                                                                Number of
                                                                Securities                           Value of
                                                                Underlying                         Unexercised
                                                               Unexercised                        in-the-Money
                                                             Options/SARs at                     Options/SARs at
                                                                FY-End (#)                          FY-End (#)
                         Shares
                         Acquired          Value
Name                   on Exercise(#)     Realized     ($) Exercisable    Unexercisable     Exercisable  Unexercisable
-----------------------------------------------------------------------------------------------------------------------
Warren Feldman            261,000        $2,334,051              -                -                  -            -
Dennis Spina (1)                -                 -         48,000          240,000                  -            -
Salvatore Quadrino (1)          -                 -              -          100,000                  -            -
Thomas Gunning (2)         12,000        $  123,000         33,000           12,000           $461,887            -



(1) The unexercisable options held by Messrs. Spina and Quadrino are at an exercise price ranging from $16.00 to $21.50, which is greater than the fair market value of $14.75 at January 31, 2000.

(2) The unexercisable options to purchase 12,000 shares were at an exercise price greater than fair market value of $14.25 at January 31, 2000.

          (c)    Other Compensation

          On September 21, 1999 the Registrant entered into an agreement with Warren Feldman, Chairman of the Board of Directors and a shareholder of the Registrant. As part of this agreement, a lump sum in the then amount of $900,000 was paid to Mr. Feldman in settlement of his employment agreement. The Registrant paid $650,000 and Mr. Walt Anderson, a major shareholder, paid $250,000. Mr. Feldman's Employment Agreement was to have been in effect until December 31, 2001. The Registrant expensed the $900,000 in Fiscal 2000 with the $250,000 being accounted for as a capital contribution.

         Simultaneously Revision LLC and Mr. Walt Anderson ("Revision/Anderson") and the Registrant entered into put option agreements with Warren Feldman, Sol Feldman ("the Feldmans") and Leon Genet, ("Genet") a director of the Registrant. These Put Option agreements allow the Feldmans and Genet the right to sell their shares of the Registrant to Revision/Anderson at a price of $16.00 per share and obligate Revision/Anderson to purchase the shares during an exercise period beginning on December 11, 1999 and ending on February 10, 2000. The Registrant has no obligation to purchase any shares from the Feldmans or Genet. The closing market price of the Registrant's shares on September 21, 1999, the date of the agreements, was $12.25, and the total number of shares covered by the agreements was 1,208,137. Using a binomial valuation model with an interest rate of 5% and a volatility rate of 50%, the fair value of the Put agreements was determined to be $4.03 per share or $4,870,554. The Registrant accounted for this non-cash transaction as a charge to expense and a credit to paid-in capital during the third quarter of Fiscal 2000.

         (d)      Compensation of Directors

                  Certain directors of the Registrant receive $15,000 per year for services in such capacity.

         (e) Employment Contracts,Termination of Employment and Change of Control Arrangements

                  None.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         Set forth below is certain information concerning persons who were known by the Company to own beneficially or of record more than 5% of the issued and outstanding shares of Common Stock of the Company as of April 26, 2000.

Name and Address                          Number of Shares                 Percentage
of Beneficial Owner                          Owned (1)                      of Class
-------------------                       ---------------                  ----------
Walt Anderson                             3,603,104 (2)(3)(4)                 45.4%
c/o 1023 31st Street, NW
    Suite 300
Washington, D.C. 20007

Revision LLC                              3,595,804 (2)(3)(4)                 45.3%
c/o 1023 31st Street, NW
    Suite 300
Washington, D.C. 20007

Total-Tel USA Communications, Inc.          600,000 (5)                        7.6%
Employee Stock Ownership Plan
150 Clove Road
Little Falls, NJ 07424

Michael A. Karp                             424,954                            5.3%
3416 Sansom Street
Philadelphia, PA  19104

Thomas Cirrito                              504,694 (6)                        6.3%
7716 Carlton Place
Mc Lean, VA 22102

(1) Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named, to the best of the Company's knowledge.

(2) 3,595,804 of such shares are owned of record by Revision LLC. As the sole manager and holder of 100% of the voting membership interests in Revision LLC, Mr. Anderson has the sole power to vote and dispose of such shares. Accordingly, Mr. Anderson may be deemed the beneficial owner of such shares.

(3) Does not include 686,629 shares of Common Stock owned by the Foundation for International Non-Governmental Development of Space, of which Mr. Anderson is the President and a director. Mr. Anderson disclaims beneficial ownership of such shares. Mr. Anderson and Revision LLC are no longer subject to certain restrictions on the purchase of additional shares.

(4) Mr. Walt Anderson and Revision LLC are parties to a Put Option Agreement with Warren Feldman and his father, Solomon Feldman, which entitles such persons and certain of their related parties to sell to Revision LLC 315,796 shares of Common Stock. Mr. Anderson and Revision LLC also are parties to a Put Option Agreement with Leon Genet that entitles Mr. Genet to sell to Revision LLC 104,320 shares of Common Stock. The rights of Mr. Feldman and Mr. Genet under their respective Put Agreements must be exercised prior to February 10, 2000. Neither Mr. Anderson nor Revision LLC has any right to require any party to sell Common Stock to it pursuant to such Put Agreements, and Mr. Anderson and Revision LLC therefore do not beneficially own the Common Stock subject to sale pursuant to either of the Put Agreements. In January 2000 Revision/Anderson purchased a portion of these shares.

(5) See the discussion of the Employee Stock Ownership Plan in Item 11-b Compensation Pursuant to Plans.

(6) Atocha LP, of which Mr. Cerrito is general partner, owns 484,694 of these shares.

         (b)      Security Ownership of Management

         The following table sets forth as of April 26, 2000, information concerning the beneficial ownership of Common Stock by each director of the Company, each nominee for election as a director and all directors and officers of the Company as a group:

Name of Beneficial                  Number of Shares            Percentage
    Owner                              Owned (1)                 of Class
------------------                  ----------------            ----------
Walt Anderson                       3,603,104 (2)(3)(4)            44.6%

Revision LLC                        3,595,804 (2)(3)(4)            44.5%

Leon Genet                             41,120 (4)                   0.5%

Henry Luken                           196,835                       2.4%

Jay J. Miller                             400                        (6)

Dennis Spina                           98,005 (5)                   1.2%

All directors and officers
as a group (7 in number)            4,006,764                      49.5%

(1) All shares are beneficially owned and sole investment and voting power is held by the persons named above.

(2) 3,595,804 of such shares are beneficially owned by Revision LLC. As the sole manager and holder of 100% of the voting membership interests in Revision LLC, Mr. Anderson has the sole power to vote and dispose of such shares. Accordingly, Mr. Anderson may be deemed the beneficial owner of such shares.

(3) Does not include 686,629 shares of Common Stock owned by the Foundation for International Non-Governmental Development of Space, of which Mr. Anderson is the President and a director. Mr. Anderson disclaims beneficial ownership of such shares. Mr. Anderson and Revision, LLC are subject to certain restrictions on the purchase of additional shares.

(4) Mr. Walt Anderson and Revision LLC are parties to Put Agreement with Warren Feldman and his father, Solomon Feldman, which currently entitles such persons and certain of their related parties to sell to Revision LLC 315,796 shares of Common Stock. Mr. Anderson and Revision LLC also are parties to Put Agreement with Leon Genet that entitles Mr. Genet to sell to Revision LLC 104,320 shares of Common Stock. The rights of Mr. Feldman and Mr. Genet under their respective Put Agreements must be exercised prior to February 10, 2000. Neither Mr. Anderson nor Revision LLC has any right to require any party to sell Common Stock to it pursuant to such Put Agreements, and Mr. Anderson and Revision LLC therefore do not beneficially own the Common Stock subject to sale pursuant to either of the Put Agreements.

(5) Includes options to purchase 96,000 shares of the Common Stock which are exercisable currently or within 60 days hereof, the issuance of one-half of which is subject to the approval of the 1999 Equity Incentive Plan at the Meeting.

(6)      Less than 1%.

         (c)       Changes in Control

         The Registrant knows of no contractual arrangement which may, at a subsequent date, result in a change in control of the Registrant.

ITEM 13. Certain Relationships and Related Transactions

         On December 1, 1993, the Registrant leased warehouse space in Belleville, New Jersey, from a partnership in which two former directors and major shareholders were partners. During the fiscal year ended January 31, 2000, the Registrant paid rent of $62,848 to the partnership. The lease expired on November 30, 1998 and has been renewed on a month to month basis at an annual rate of $47,980, subject to 120-day prior written termination notice requirement. Registrant believes such premises are leased on terms not less favorable to Registrant than in an arm's length transaction.

         Jay J. Miller, a Director of the Registrant, has provided various legal services for the Registrant during Fiscal 2000. In Fiscal 2000, the Registrant has paid $158,755 to Mr, Miller for services rendered and accrued for in Fiscal 1999 As of January 31, 2000 the Registrant had invoices payable to Mr. Miller totaling $284,295. The Registrant believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to the Registrant than could have been obtained from an unrelated third party.

         Leon Genet, a Director of the Registrant, has provided agent services for Total-Tel through his wholly-owned Registrant, LPJ, Inc. During Fiscal 2000, LPJ, Inc. was paid commissions of $123,418. The commissions paid to LPJ, Inc. were computed on the same basis as other agents retained by the Registrant.

         Walt Anderson, a Director of the Registrant, sits on the Board of Directors' for several of the Registrant's competitors, as described in ITEM 10. The Registrant both purchases and sells services from US Wats and CTS/Worldexchange. Sales to US Wats and CTS/Worldexchange in Fiscal 2000 were approximately $681,000 and $4,360,000, respectively. Purchases from US Wats and CTS/Worldexchange were approximately $291,000 and $2,646,000, respectively. All transactions were based on competitive terms obtained at an arm's length basis.



                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

                       TOTAL-TEL USA COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

ITEM 14. Exhibits and Financial Statements Schedule Years Ended January 31, 2000, 1999, and 1998

                                      INDEX

         (a) (1) FINANCIAL STATEMENTS: The following consolidated financial statements of Total-Tel USA Communications, Inc. and subsidiaries are included at the end of this Report:


                  CONSOLIDATED FINANCIAL STATEMENTS:                   PAGE
                  ----------------------------------                   ----

         Independent auditors' report                                  F-1

         Consolidated balance sheets - January 31, 2000
                  and 1999                                             F-2

         Consolidated statements of  (loss) earnings and
                  comprehensive (loss) income - years
                  ended January 31, 2000, 1999 and 1998                F-3

         Consolidated statements of shareholders' equity -
                  years ended January 31, 2000, 1999, 1998             F-4

         Consolidated statements of cash flows - years
                  ended January 31, 2000, 1999, 1998                   F-5

         Notes to consolidated financial statements                    F-7

         (a) (2)   SUPPLEMENTARY DATA FURNISHED PURSUANT
                        TO THE REQUIREMENTS OF FORM 10-K:

         Schedule - years ended January 31, 2000, 1999 and 1998

II                VALUATION AND QUALIFYING ACCOUNTS (Consolidated)    F-24


                                 ***************


Schedules other than those listed above are omitted because they are not required, not applicable or the information has been otherwise supplied.

                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the twenty-seventh day of April, 2000

                                   TOTAL-TEL USA COMMUNICATIONS, INC.
                                   (Registrant)


                                   By: /S/ Walt Anderson
                                       ----------------------------
                                        Walt Anderson
                                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                                       Date
---------                             -----                                       ----
/S/ Walt Anderson                     Chairman of the Board                       April 27, 2000
-------------------------
Walt Anderson

/S/ Leon Genet                        Director                                    April 27, 2000
-------------------------
Leon Genet

/S/ Jay J. Miller                     Director                                    April 27, 2000
-------------------------
Jay J. Miller

/S/ Henry G. Luken III                Director                                    April 27, 2000
-------------------------
Henry G. Luken III

/S/ Dennis Spina                      Director                                    April 27, 2000
-------------------------
Dennis Spina

/S/ Salvatore M. Quadrino             Vice President, Acting Chief                April 27, 2000
-------------------------             Operating Officer, Chief Financial
Salvatore M. Quadrino                 Officer and Principal Accounting Officer

/S/ Thomas P. Gunning                 Vice President, Treasurer and               April 27, 2000
-------------------------             Secretary
Thomas P. Gunning



INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Total-Tel USA Communications, Inc.
150 Clove Road
Little Falls, New Jersey 07424



We have audited the accompanying consolidated balance sheets of Total-Tel USA Communications, Inc. and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of (loss) earnings and comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Total-Tel USA Communications, Inc. and subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
New York, New York

April 17, 2000
(April 25, 2000 as to Note 18)

TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2000 AND 1999

---------------------------------------------------------------------------------------------------------------
ASSETS                                                                                 2000              1999
CURRENT ASSETS:
  Cash and cash equivalents                                                        $  4,374,479    $  6,051,892
  Investments available for sale                                                        549,580         549,612
  Trade accounts receivable (net of allowance for doubtful accounts
    of $1,827,260 and $1,230,483 in 2000 and 1999, respectively)                     23,662,457      18,732,480
  Deferred income taxes                                                                    --         1,419,642
  Prepaid expenses and other current assets                                           2,565,031       1,896,612
                                                                                   ------------    ------------
           Total current assets                                                      31,151,547      28,650,238
                                                                                   ------------    ------------
PROPERTY AND EQUIPMENT - Net                                                         13,316,655      14,473,261
                                                                                   ------------    ------------

OTHER ASSETS:
  Deferred line installation costs (net of accumulated amortization
    of $634,123 and $521,914 in 2000 and 1999, respectively)                            280,281         447,226
  Other assets                                                                          435,639         488,175
  Deferred income taxes                                                                    --         1,633,238
                                                                                   ------------    ------------
           Total other assets                                                           715,920       2,568,639
                                                                                   ------------    ------------
                                                                                   $ 45,184,122    $ 45,692,138
                                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $ 24,802,097    $ 20,699,873
  Other current and accrued liabilities                                               3,073,937       3,037,255
  Accrued restructuring costs                                                            11,995       2,128,000
  Salaries and wages payable                                                          1,472,766         998,081
  Current portion of long-term debt                                                     568,653         526,361
                                                                                   ------------    ------------
           Total current liabilities                                                 29,929,448      27,389,570
                                                                                   ------------    ------------
OTHER LONG-TERM LIABILITIES                                                             250,532         294,500
                                                                                   ------------    ------------
LONG-TERM DEBT                                                                          997,171       1,565,884
                                                                                   ------------    ------------


COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
  Common stock, par value $.05 per share; authorized
    20,000,000 shares in 2000 and 1999, issued
    9,489,324 shares in 2000 and, 9,114,774 in 1999                                     474,466         455,739
  Additional paid-in capital                                                         29,710,494      22,809,518
  Retained (deficit) earnings                                                        (2,656,215)      6,757,987
                                                                                   ------------    ------------
                                                                                     27,528,745      30,023,244
Unearned ESOP Shares                                                                (12,225,000)    (12,225,000)
Treasury stock - at cost - 1,545,253 shares in 2000 and 1,509,870 shares in 1999     (1,458,550)     (1,456,781)
Accumulated other comprehensive income                                                  161,776         100,721
                                                                                   ------------    ------------
        Total shareholders' equity                                                   14,006,971      16,442,184
                                                                                   ------------    ------------
                                                                                   $ 45,184,122    $ 45,692,138
                                                                                   ============    ============


See notes to consolidated financial statements

TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS AND COMPREHENSIVE (LOSS) INCOME YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

---------------------------------------------------------------------------------------------------------------
                                              2000               1999             1998

NET SALES                                  $ 139,760,497    $ 137,282,870    $ 123,286,028
                                           -------------    -------------    -------------

COSTS AND EXPENSES:
  Cost of sales                              112,794,378      111,500,082       99,086,234
  Selling, general and administrative         27,990,145       28,912,440       22,082,829
  Restructuring charge                          (318,879)       2,367,910             --
  Other compensation (Note 12)                 5,770,554             --               --
  Stock compensation                             204,015          423,588          569,391
                                           -------------    -------------    -------------
           Total costs and expenses          146,440,213      143,204,020      121,738,454
                                           -------------    -------------    -------------

OPERATING (LOSS) INCOME                       (6,679,716)      (5,921,150)       1,547,574
                                           -------------    -------------    -------------
OTHER INCOME (EXPENSE):
  Interest income                                115,119           93,708          101,865
  Other income                                     1,105          154,491          358,729
  Interest expense                              (147,092)        (186,095)        (183,623)
                                           -------------    -------------    -------------
        Total other (expense) income             (30,868)          62,104          276,971
                                           -------------    -------------    -------------
(LOSS) EARNINGS BEFORE INCOME TAXES           (6,710,584)      (5,859,046)       1,824,545

INCOME TAX PROVISION (BENEFIT)                 2,703,618       (2,441,249)         730,544
                                           -------------    -------------    -------------
NET (LOSS) EARNINGS                           (9,414,202)      (3,417,797)       1,094,001

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss)                  61,055           (5,160)          10,253
                                           -------------    -------------    -------------
COMPREHENSIVE (LOSS) INCOME                $  (9,353,147)   $  (3,422,957)   $   1,104,254
                                           =============    =============    =============

BASIC (LOSS) EARNINGS PER COMMON SHARE         $(1.33)           $(0.50)           $0.18
                                               ======            ======            =====
DILUTED (LOSS) EARNINGS PER COMMON SHARE       $(1.33)           $(0.50)           $0.16
                                               ======            ======            =====


See notes to consolidated financial statements.

TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

---------------------------------------------------------------------------------------------------------------
                                                             ADDITIONAL                                      RECEIVABLE
                                                COMMON         PAID-IN        RETAINED        TREASURY          FROM
                                                 STOCK         CAPITAL        EARNINGS          STOCK       SHAREHOLDER

BALANCE AT JANUARY 31, 1997                     $    187,792   $  7,054,370    $  9,081,783   $ (1,547,251)   $   (100,000)
  Unrealized holding gain                               --             --              --             --              --
  Exercise of employee stock options                  19,267      1,399,004            --              (80)           --
  Remeasurement of employee stock options               --          433,126            --             --              --
  Tax benefit due to exercise of nonqualified
    stock options                                       --          769,988            --             --              --
  Repayment of shareholder receivable                   --             --              --             --           100,000
  Net earnings                                          --             --         1,094,001           --              --
                                                ------------   ------------    ------------   ------------    ------------
BALANCE AT JANUARY 31, 1998                          207,059      9,656,488      10,175,784     (1,547,331)           --
  July 15, 1998 stock split                          207,059       (207,059)           --             --              --
                                                ------------   ------------    ------------   ------------    ------------
ADJUSTED BALANCE AT
  JANUARY 31, 1998                                   414,118      9,449,429      10,175,784     (1,547,331)           --
  Unrealized holding loss                               --             --              --             --              --
  Exercise of employee stock options                  11,621        850,130            --             --              --
  Issuance of employees stock grants                    --          109,136            --           90,550            --
  Tax benefit due to exercise of nonqualified
    stock options                                       --          205,823            --             --              --
  Adoption of employee stock ownership plan           30,000     12,195,000            --             --              --
  Net loss                                              --             --        (3,417,797)          --              --
                                                ------------   ------------    ------------   ------------    ------------
BALANCE AT JANUARY 31, 1999                          455,739     22,809,518       6,757,987     (1,456,781)           --
  Unrealized  holding  gain                             --             --              --             --              --
  Exercise of employee stock options / grants         18,727      1,780,422            --             --              --
  Capital contribution (NOTE 12)                                    250,000
  Put Agreement (NOTE 12)                                         4,870,554
  Forfeiture of stock grants                            --                             --            (1,769)          --
  Net loss                                              --             --        (9,414,202)          --              --
                                                ------------   ------------    ------------   ------------    ------------
BALANCE AT JANUARY 31, 2000                     $    474,466   $ 29,710,494    $ (2,656,215)  $ (1,458,550)   $       --
                                                ============   ============    ============   ============    ============



                                                                ACCUMULATED
                                                UNEARNED          OTHER
                                                  ESOP         COMPREHENSIVE
                                                 SHARES           INCOME           TOTAL

BALANCE AT JANUARY 31, 1997                     $       --      $     95,628    $ 14,772,322
  Unrealized holding gain                               --            10,253          10,253
  Exercise of employee stock options                    --              --         1,418,191
  Remeasurement of employee stock options               --              --           433,126
  Tax benefit due to exercise of nonqualified
    stock options                                       --              --           769,988
  Repayment of shareholder receivable                   --              --           100,000
  Net earnings                                          --              --         1,094,001
                                              ------------         ---------    ------------
BALANCE AT JANUARY 31, 1998                             --           105,881      18,597,881
  July 15, 1998 stock split                             --              --              --
                                              ------------         ---------    ------------
ADJUSTED BALANCE AT
  JANUARY 31, 1998                                      --           105,881      18,597,881
  Unrealized holding loss                               --            (5,160)         (5,160)
  Exercise of employee stock options                    --              --           861,751
  Issuance of employees stock grants                    --              --           199,686
  Tax benefit due to exercise of nonqualified
    stock options                                       --              --           205,823
  Adoption of employee stock ownership plan    (12,225,000)             --              --
  Net loss                                              --              --        (3,417,797)
                                              ------------        ---------      ------------
BALANCE AT JANUARY 31, 1999                    (12,225,000)         100,721       16,442,184
  Unrealized  holding  gain                             --           61,055           61,055
  Exercise of employee stock options / grants           --              --         1,799,149
  Capital contribution (NOTE 12)                                                     250,000
  Put Agreement (NOTE 12)                                                          4,870,554
  Forfeiture of stock grants                            --              --            (1,769)
  Net loss                                              --              --        (9,414,202)
                                              ------------        ---------     ------------
BALANCE AT JANUARY 31, 2000                   $(12,225,000)       $ 161,776     $ 14,006,971
                                              ============        =========     ============



See notes to consolidated financial statements.

TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2000, 1999 and 1998

---------------------------------------------------------------------------------------------------------------
                                                           2000           1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                                   $(9,414,202)   $(3,417,797)   $ 1,094,001
  Adjustments to reconcile net (loss) earnings to net
    cash  provided by operating activities:
    Depreciation and amortization                         2,985,359      2,784,883      2,027,557
    Provision for doubtful accounts                       1,074,916        878,628        416,713
    Tax benefit of options exercised                           --          205,823        769,988
    Noncash stock compensation expense                    5,324,569        423,588        569,391
    Deferred income taxes                                 2,703,618     (2,952,266)       648,544
    Restructuring (credit) charge, net of cash paid        (318,879)     2,128,000           --
    Loss (gain) on disposal of property and equipment        16,236                        (4,852)
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Trade accounts receivable                        (6,004,893)       735,880     (6,830,049)
        Prepaid expenses and other current assets          (305,546)       696,497     (1,914,484)
        Other assets                                         52,536        (55,900)        84,360
    Increase (decrease) in liabilities:
        Accounts payable                                  4,102,224      4,343,446      6,134,167
        Other current and accrued liabilities and
         salaries and wages payable and accrued
          restructuring costs                              (110,787)     1,282,261       (592,746)
        Other long-term liabilities                         (43,968)       (37,254)        72,534
                                                        -----------    -----------    -----------
    Net cash  provided by operating activities               61,183      7,015,789      2,475,124
                                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of short-term
    investments available for sale                             --           23,521        442,554
  Purchases of property and equipment                    (3,018,710)    (4,727,130)    (3,267,833)
  Proceeds from sale of property and equipment               17,216          7,147         10,920
  Payments for deferred line installation costs             (55,232)      (281,008)      (122,939)
  Issuance of notes                                            --         (406,100)          --
  Collections on notes receivable                              --          406,100           --
  Collection on notes receivable from employees              45,402         22,188        232,499
                                                        -----------    -----------    -----------
           Net cash used in investing activities         (3,011,324)    (4,955,282)    (2,704,799)
                                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised                                 1,799,149      1,061,437      1,418,191
  Additional borrowings                                        --             --          770,000
  Repayment on bank borrowings                             (526,421)      (486,956)    (1,130,799)
                                                        -----------    -----------    -----------
           Net cash provided by financing activities      1,272,728        574,481      1,057,392
                                                        -----------    -----------    -----------

                                                                    (Continued)

TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

-----------------------------------------------------------------------------------
                                           2000           1999           1998
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                     $(1,677,413)   $ 2,634,988   $   827,717

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                      6,051,892      3,416,904     2,589,187
                                       -----------    -----------   -----------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                          $ 4,374,479    $ 6,051,892   $ 3,416,904
                                       ===========    ===========   ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                           $   147,092    $   186,901   $   187,211
                                       ===========    ===========   ===========
    Income taxes                       $      --      $    66,603   $   752,761
                                       ===========    ===========   ===========
                                                                     (Concluded)


See notes to consolidated financial statements.

TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

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

     REVENUE RECOGNITION - The Company's revenues are recognized in the period in which the service is provided, based on the number of minutes of telecommunications traffic carried, times a rate per minute.

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

      CONCENTRATIONS OF CREDIT RISK - The Company sells its telecommunications services and products primarily to small to medium size businesses. The Company performs ongoing credit evaluations of its customers as it generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations.

      EARNINGS PER SHARE - Basic earnings per share is represented by net earnings (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or stock options were exercised or converted into common stock during the period, if dilutive (see Note 15).

      STOCK SPLIT - On July 15, 1998, the Company distributed 4,207,887 shares of common stock in connection with a 2 for 1 stock split in the form of a stock dividend of all outstanding shares as of June 30, 1998 (including approximately 66,700 shares attributable to stock options exercised during 1999 prior to the split). All per share and number of shares data have been restated to reflect these stock splits.

      AUTHORIZED COMMON STOCK - On February 23, 2000, the Company's shareholders approved an increase in the number of authorized shares of Common Stock from 20,000,000 to 50,000,000 shares

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposits and money market accounts.

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

      The carrying values and fair values of financial instruments are as follows:

                                                 2000                          1999
                                    ----------------------------- ------------------------------

                                       CARRYING        FAIR          CARRYING         FAIR
                                        VALUE          VALUE          VALUE          VALUE

Assets:
  Cash and cash equivalents             $4,374,479    $4,374,479      $6,051,892     $6,051,892
  Investments available for sale           549,580       549,580         549,612        549,612

Liabilities:
  Debt                                   1,565,824     1,565,824       2,092,245      2,092,245

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

      NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 was amended by SFAS No. 137 and is effective for fiscal years beginning after June 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain instruments embedded in other contracts, and hedging activities. Management does not believe that this pronouncement will have any material impact on the financial position and results of operations of the Company as it does not engage in these activities.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which must be adopted by March 31, 2000. At this time, management has not determined the effect, if any, that the implementation of SAB 101 will have on the Company's financial position and results of operations.

3.    SEGMENT REPORTING

      The Company sells telecommunication services to two distinct segments: a retail segment, consisting primarily of small to medium size businesses within the Northeastern United States, and a wholesale segment, with sales to other telecommunications carriers throughout North America and Europe.

      In addition to direct costs, each segment is allocated a proportion of the Company's operating expenses, including utilization of its switch and facilities. The allocation of expenses is based upon the minutes of use flowing through the Company's switching network. There are no intersegment sales. Assets are held at the consolidated level and are not allocable to the operating segments. The Company evaluates performance on operating results of the two business segments. The other compensation expense of $5,770,554 has been allocated to the segments based on the percentage of sales.

      Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                        RETAIL         WHOLESALE           TOTAL
2000

Net Sales                                           $  69,023,194    $  70,737,303    $ 139,760,497
Gross margin                                           20,712,262        6,253,857       26,966,119
Operating (loss) income before other compensation      (3,905,664)       2,996,502         (909,162)
Operating (loss) income after other compensation       (6,760,900)          81,184       (6,679,716)


1999

Net Sales                                           $  72,555,692    $  64,727,178    $ 137,282,870
Gross margin                                           22,143,818        3,638,970       25,782,788
Operating income (loss)                                (4,985,480)        (935,670)      (5,921,150)


1998

Net Sales                                           $  65,304,679    $  57,981,349    $ 123,286,028
Gross margin                                           21,300,071        2,899,723       24,199,794
Operating income (loss)                                 1,820,306         (272,732)       1,547,574



4.    INVESTMENT SECURITIES

      Investments available for sale consist of:

                                         2000                                          1999
                      --------------------------------------------  ---------------------------------------------
                                   GROSS UNREALIZED      MARKET                  GROSS UNREALIZED      MARKET
                                 ----------------------                        ---------------------
                         COST       GAIN       LOSS      VALUE         COST       GAIN      LOSS       VALUE
Bonds                   $ 25,000   $   --     $   --     $ 25,000   $ 25,000   $   --     $   --     $ 25,000
Mutual funds             292,104                 7,226   $284,878    286,900      2,400       --      289,300
Common stock              70,700    169,002       --      239,702     70,700    164,612       --      235,312
                        --------   --------   --------   --------   --------   --------   -------    --------
                        $387,804   $169,002   $  7,226   $549,580   $382,600   $167,012   $   --     $549,612
                        ========   ========   ========   ========   ========   ========   =======    ========


      The deferred tax on the net unrealized gains at January 31, 2000, and 1999 were $0 and $66,291, respectively; resulting in net amounts of $161,776 and $100,721 in Accumulated Other Comprehensive Income.

      Maturity dates of the bond as of January 31, 2000 is as follows:


MATURING WITHIN                                                   COST           MARKET VALUE

After 1 year through 5 years                                    $ 25,000           $ 25,000
                                                                --------           --------
                                                                $ 25,000           $ 25,000
                                                                ========           ========

5.    PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                                         2000           1999

Machinery and equipment                              $13,795,682   $14,646,464
Office furniture, fixtures and equipment               2,362,982     1,883,903
Leasehold improvements                                 1,203,042     1,158,427
Vehicles                                                 200,317       224,282
Computer equipment and software                        5,578,022     3,870,049
Leasehold improvements in progress                       149,725          --
Machinery and equipment in progress                    1,314,602     1,272,650
                                                     -----------   -----------
                                                      24,604,372    23,055,775

Less accumulated depreciation and amortization        11,287,717     8,582,514
                                                     -----------   -----------
                                                     $13,316,655   $14,473,261
                                                     ===========   ===========



      Depreciation and amortization expense related to property and equipment for the years ended January 31, 2000, 1999 and 1998 was $2,862,151, $2,652,796, and $1,921,530, respectively.

6.    INCOME TAXES

      The provision (benefit) for income taxes includes the following:

                             2000           1999           1998

Federal:
  Current             $      --      $   276,691    $    60,000
  Deferred              1,893,850     (2,190,605)       517,544
State income taxes:
  Current                    --          234,326         22,000
  Deferred                809,768       (761,661)       131,000
                      -----------    -----------    -----------
                      $ 2,703,618    $(2,441,249)   $   730,544
                      ===========    ===========    ===========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided against assets which are not likely to be realized.

      The income tax effects of significant items comprising the Company's net deferred tax asset (liability) are as follows:



                                                 2000                         1999
                                         CURRENT      LONG-TERM       CURRENT      LONG-TERM
Deferred tax assets:
  Allowance for doubtful accounts    $   363,930    $      --      $   296,423   $      --
  Accrued compensation expense              --          587,176           --       1,276,044
  Unamortized lease incentive               --          100,060           --         117,623
  Restructuring reserve                    4,910           --          849,924          --
  Accrued expenses                       112,920           --          273,295          --
  Net operating loss carryforward           --        3,805,318           --       1,577,970
  Put agreement                             --          512,688           --
  Alternative minimum tax credit            --          172,589           --         593,944
                                     -----------    -----------    -----------   -----------
Total gross deferred tax assets          481,760      5,177,831      1,419,642     3,565,581
  Less: Valuation allowance             (481,760)    (3,221,121)          --            --
                                     -----------    -----------    -----------   -----------
Total net deferred tax asset                --        1,956,710      1,419,642     3,565,581

Deferred tax liabilities:
  Property and equipment                    --       (1,892,100)          --      (1,865,639)
  Other                                     --          (64,610)          --         (66,704)
                                     -----------    -----------    -----------   -----------
Total deferred tax liabilities              --       (1,956,710)          --      (1,932,343)
                                     -----------    -----------    -----------   -----------
Net deferred tax asset (liability)   $      --      $      --      $ 1,419,642   $ 1,633,238
                                     ===========    ===========    ===========   ===========

      A reconciliation from the U.S. statutory tax rate of 34% to the effective tax rate for income taxes on the consolidated statements of (loss) earnings is as follows:





                                                     2000           1999            1998

Computed expense at statutory rates              $(2,281,599)   $(1,992,076)   $   620,345
(Reductions) increase in taxes resulting from:
  Tax-exempt interest income                          (3,320)        (4,776)       (14,300)
  State taxes (benefit), net of federal
    income tax benefit                              (191,230)      (350,215)       118,000
  Insurance proceeds on officer's death                 --             --         (114,400)
  Put agreement                                    1,219,549           --             --
  Valuation allowance                              3,702,881           --             --
  Other                                              257,337        (94,182)       120,899
                                                 -----------    -----------    -----------
  Actual (benefit) expense                       $ 2,703,618    $(2,441,249)   $   730,544
                                                 ===========    ===========    ===========


      At January 31, 2000, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $8.3 million which will begin to expire in stages in the year 2020, and alternative minimum tax credit carryforwards of approximately $173,000. The alternative minimum tax credit does not expire.

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

      The Company leases warehouse space in Belleville, New Jersey from a partnership in which two of the partners were directors and major shareholders of the Company. Both partners are no longer directors. During the fiscal years ended January 31, 2000, 1999 and 1998, the Company paid rent of $62,848, $65,482, and $60,450, respectively to the partnership. The lease expired on November 30, 1998, and has been renewed subject to termination with a 120-days prior written notice by either party. The lease was amended on August 31, 1999 at an annual rate of $47,980.

      Future minimum annual rentals on these leases as of January 31, 2000 are as follows:


YEAR ENDING
JANUARY 31,
2001                                              $ 1,549,914
2002                                                1,584,002
2003                                                1,077,409
2004                                                  363,167
2005                                                  330,640
2006 and thereafter                                 2,117,671
                                                  -----------
                                                  $ 7,022,803
                                                  ===========

      Rental expense for the years ended January 31, 2000, 1999 and 1998 was approximately $1,377,000, $1,615,000, and $1,047,000, respectively.

8.    EMPLOYEE BENEFIT PLANS

      The Company has established a savings incentive plan for substantially all employees of the Company which is qualified under section 401(k) of the Internal Revenue Code. The savings plan provides for contributions to an independent trustee by both the Company and its participating employees. Under the plan, employees may contribute up to 15% of their pretax base pay. The Company matches 50% of the first 6% of participant contributions. Participants vest immediately in their own contributions and over a period of six years for the Company's contributions. Company contributions were approximately $125,000, $192,000, and $165,000, for the years ended January 31, 2000, 1999 and 1998, respectively.

9.    STOCK OPTION PLANS

      The Company has three stock option plans authorizing the granting of either Incentive Stock Options or Nonqualified Stock Options. The 1987 Stock Option Plan (the "1987 Plan") provided for the issuance of an aggregate of not more than 1,329,800 shares of the Company's Common Stock. The 1996 Stock Option Plan (the "1996 Plan") provides for the issuance of an aggregate of not more than 600,000 shares of the Company's Common Stock. The 1999 Equity Incentive Plan (the "1999 Plan") provides for the issuance of an aggregate of not more than 750,000 shares of the Company's Common Stock.

      Incentive Stock Options granted pursuant to the Plans must have an exercise price equal to the fair market value of the Company's Common Stock at the time the option is granted, except that the price shall be at least 110% of the fair market value where the option is granted to an employee who owns more than 10% of the combined voting power of all classes of the Company's voting stock. Nonqualified Stock Options granted pursuant to the Plans must have an exercise price equal to at least 50% of the fair market value of the Company's Common Stock at the time the option is granted. Incentive Stock Options may be granted only to employees. Nonqualified Stock Options may be granted to employees as well as directors, independent contractors and agents, as determined by the Board of Directors. All options available to be granted under the 1987 Plan were granted prior to September 1, 1997. All options available to be granted under the 1996 Plan, totaling 58,750 at January 31, 2000, must be granted by October 10, 2006. All options available to be granted under the 1999 Plan, totaling 229,000 at January 31, 2000, must be granted by February 23, 2009. At January 31, 2000 shares under the 1999 Plan had not been registered by the Company. The options currently outstanding have terms that expire between five and ten years from the date of grant and vest over a period of three to four years from the date of the grant.

      Information regarding options under the 1987 Plan is as follows:


                                                                     WEIGHTED
                              OPTION                                  AVERAGE
                              PRICE                                   EXERCISE
                            PER SHARE      OUTSTANDING   EXERCISABLE   PRICE
January 31, 1997 balance   $0.51 - $4.81    1,293,344     1,246,344    $1.96
                           -------------    ---------     ---------    -----
  Became Exercisable             --              --          47,000       --
  Exercised                $0.51 - $4.75     (722,544)     (722,544)   $1.61
  Cancelled                $2.82 - $4.75      (12,000)      (12,000)   $3.85
                           -------------    ---------     ---------    -----
January 31, 1998 balance   $0.51 - $4.81      558,800       558,800    $2.36

Exercised                  $1.36 - $4.75     (248,800)     (248,800)   $3.17
                           -------------    ---------     ---------    -----
January 31, 1999 balance   $0.51 - $4.81      310,000       310,000    $1.77

Exercised                  $0.51 - $4.81     (211,000)     (211,000)   $2.25
                           -------------    ---------     ---------    -----
January 31, 2000 balance   $0.51 - $1.00       99,000        99,000    $0.75
                           =============    =========     =========    =====

      Information regarding options under the 1996 Plan is as follows:

                                                                                                   WEIGHTED
                                                      OPTION                                       AVERAGE
                                                      PRICE                                        EXERCISE
                                                    PER SHARE        OUTSTANDING     EXERCISABLE    PRICE
January 31, 1997 balance                        $     --                 --              --         $ --
                                                --------------       ---------         -------      ------
  Granted                                       $7.25 - $10.00         464,000           --         $ 8.41
  Became Exercisable                            $7.25 - $10.00           --            67,250         --
  Exercised                                              $7.25         (21,750)       (21,750)      $ 7.25
  Cancelled                                              $7.25         (72,250)        (1,750)      $ 7.25
                                                --------------       ---------         -------      ------
January 31, 1998 balance                        $7.25 - $10.00         370,000         43,750       $ 8.70
                                                --------------       ---------         -------      ------
  Granted                                       $14.63- $21.50         263,900            --        $17.18
  Became Exercisable                            $7.25 - $10.00           --            141,250      $ 8.03
  Exercised                                              $7.25         (10,000)        (10,000)     $ 7.25
  Cancelled                                     $7.25 - $21.50        (281,800)           --        $12.64
                                                --------------       ---------         -------      ------
January 31, 1999 balance                        $7.25 - $21.50         342,100         175,000      $ 8.00

  Granted                                               $19.00         261,500            --        $19.00
  Became Exercisable                            $14.63- $21.50           --             87,683      $17.70
  Exercised                                     $7.25 - $14.63        (165,500)       (165,500)     $ 7.91
  Cancelled                                     $7.25 - $21.50         (94,100)           --        $16.84
                                                --------------       ---------         -------      ------
January 31, 2000 balance                        $10.00- $21.50         344,000          97,183      $18.00
                                                ==============       =========        ========      ======

      Information regarding options under the 1999 Plan is as follows:

                                                                                                  WEIGHTED
                                                   OPTION                                          AVERAGE
                                                   PRICE                                          EXERCISE
                                                 PER SHARE      OUTSTANDING       EXERCISABLE       PRICE
January 31, 1999 balance                       $      --              --              --           $ --
                                               -------------      ---------       --------         ------
   Granted                                     $16.00-$19.00        684,500           --           $17.58
   Became Exercisable                                 $19.00          --            48,000         $19.00
   Cancelled                                   $16.00-$19.00       (163,500)          --           $17.41
                                               -------------      ---------       --------         ------
January 31, 2000 balance                       $16.00-$19.00        521,000         48,000         $17.63
                                               =============      =========       ========         ======

      The following table summarizes information about options outstanding as of January 31, 2000 under the 1987, 1996 and 1999 Plans:



                                         OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                            -----------------------------------------------        --------------------------
                                                AVERAGE        WEIGHTED-                            WEIGHTED-
     RANGE OF                  NUMBER OF       REMAINING        AVERAGE              NUMBER OF       AVERAGE
     EXERCISE                   SHARES        CONTRACTUAL      EXERCISE               SHARES        EXERCISE
      PRICES                  OUTSTANDING         LIFE           PRICE              OUTSTANDING       PRICE
$ 0.51 - $ 1.00                  99,000      1.09 years            $ 0.75              99,000        $ 0.75
         $10.00                  15,000      1.59 years            $10.00              15,000        $10.00
$14.63 - $16.00                 295,100      3.43 years            $15.71              22,900        $14.63
$18.25 - $21.50                 554,900      3.04 years            $19.07             107,283        $19.09
                                -------                            ------             -------        ------
$ 0.51 - $21.50                 964,000      3.06 years            $16.03             244,183        $10.68
                                =======                            ======             =======        ======

      Compensation expense related to the Nonqualified Stock Options was $0, $6,006, $136,265 for the years ended January 31, 2000, 1999 and 1998, respectively.

      Compensation expense related to the remeasurement of Nonqualified and Incentive Stock Options was $0, $0, and $433,126 for the years ended January 31, 2000, 1999 and 1998, respectively.

      The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's plans been determined based on the fair value at the grant date for awards in the fiscal years ended January 31, 2000, 1999 and 1998, consistent with the provisions of SFAS No. 123, the incremental effect on the Company's net (loss) earnings and basic and diluted earnings per share would have been $715,391, $0.10 and $0.10 for 2000; $280,260, $0.04 and
      $0.04 for 1999 and $162,935, $0.03 and $0.02 for 1998.

      The fair value of the option grants is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998: dividend yield of 0.00% for the three years; expected volatility of 46.11%, 64.00% and 67.82%, respectively; risk-free interest rate of 6.02%, 5.29% and 6.53% respectively; and expected lives of 3 to 5 years for each of the three years.

      On February 23, 2000, the Board of Directors passed a resolution allowing the Company to re-price all outstanding options granted under the 1996 Plan and the 1999 Plan. All Outstanding options at prices ranging from $14.63 to $21.50 per share were re-priced to $14.25 per share. All other terms and conditions, including vesting periods remain unchanged.

10.   STOCK GRANTS

      The Company, at the discretion of the Board of Directors, awards from time to time to management personnel shares of its Common Stock at par value. These shares vest over a period of three to five years. The Company awarded 1,000 shares, 220,850 shares, and 30,000 shares of its Common Stock and recorded compensation expense of $204,015, $417,582 and $122,625 for the years ended January 31, 2000, 1999 and 1998, respectively.

      Shares cancelled by the Company due to termination or resignation of the recipients for the years ended January 31, 2000, 1999 and 1998 totaled 35,383, 111,900 and 1,800, which amounts have been excluded from the above compensation expense.

11.   LONG-TERM DEBT

      On August 23, 1996, the Company entered into an Equipment Facility and Revolving Credit Agreement (the "Facility") with a major New Jersey bank. This Facility provided the Company with an unsecured line of credit of $4,000,000 and a $6,000,000 facility for the purchase of machinery and equipment, primarily telecommunications switching equipment, and is secured by the Company's machinery and equipment.

      The Company had drawn down $2,000,000 of the $6,000,000 in the fiscal year ended January 31, 1997. In the fiscal year ended January 31, 1998, the Company converted the balance to a term loan (the "term loan") payable in monthly installments of $55,923 including principal and interest payable over a term of 60 months. The remaining balance on this term loan as of January 31, 2000 was $1,565,824, of which $568,653 was classified as current. The interest rate on the term loan is 7.71%. The term loan is secured by the assets of the Company.

      During 2000, the Company had its bank extend a letter of credit in favor of its landlord for a deposit on a lease totaling $89,440.

      On March 16, 1998, the Company entered into an Amended and Restated Equipment Facility and Revolving Credit Agreement (the "Amended Facility") with the same bank. This Amended Facility increases the unsecured line of credit to $8,000,000 and the Facility for the purchase of machinery and equipment to $5,000,000.

      On November 1, 1998, the Company entered into an Amendment to the Amended and Restated Credit Agreement (the "Second Amended Facility") with the same bank. This Amendment increased the Facility for the purchase of machinery and equipment to $10,000,000 and decreased the unsecured line of credit to $5,000,000. The Company currently has no amounts borrowed under the Second Amended Facility. The interest under the Second Amended Facility is at the bank's prime rate or, at the Company's option, 225 basis points above the LIBOR rate.

      The Second Amended Facility requires the Company to meet certain covenants. Among the covenants contained in the Second Amended Facility are ratios and balances as to minimum tangible net worth, current ratio, debt to net worth, debt service coverage, and fixed charge coverage (all as defined). Other covenants include the level of capital expenditures, acquisitions of capital stock, the incurrence of new long-term indebtedness (as defined), and new liens on assets, as well as the maintenance of certain other ratios. At January 31, 1999, the Company was not in compliance with the covenants of the Second Amended Facility concerning minimum tangible networth and debt service coverage. On April 30, 1999, the Company obtained a waiver on the covenants in default from the bank and in connection therewith, the $10 million facility for the purchase of machinery and equipment was terminated. At January 31, 2000, the Company was not in compliance with the covenants of the Second Amended Facility concerning minimum tangible net worth and the Debt to Equity ratio (see Note 18).

      Scheduled maturities of notes payable during the next five years and thereafter are as follows:

YEARS ENDING
JANUARY 31,


2001                                                          $  568,653
2002                                                             615,053
2003                                                             382,118
                                                              ----------
                                                              $1,565,824
                                                              ==========

12. OTHER COMPENSATION

On September 21, 1999, the Company entered into an agreement with Warren Feldman, Chairman of the Board of Directors and a shareholder of the Company. As part of this agreement, a lump sum in the amount of $900,000 was paid to Mr. Feldman in settlement of his employment agreement. The Company paid $650,000 and Mr. Walt Anderson, a major shareholder, paid $250,000. Mr. Feldman's Employment Agreement would have been in effect until December 31, 2001. The Company expensed the $900,000 with the $250,000 being accounted for as a capital contribution.

Simultaneously Revision LLC and Mr. Walt Anderson ("Revision/Anderson") and the Company entered into put option agreements with Warren Feldman, Sol Feldman ("the Feldmans") and Leon Genet, ("Genet") a director of the Company. These Put Option agreements allow the Feldmans and Genet the right to sell their shares of the Company to Revision/Anderson at a price of $16.00 per share and obligate Revision/Anderson to purchase the shares during an exercise period beginning on December 11, 1999 and ending on February 10, 2000. The Company has no obligation to purchase any shares from the Feldmans or Genet. The closing market price of the Company's shares on September 21, 1999, the date of the agreements, was $12.25, and the total number of shares covered by the agreements was 1,208,137. Using a binomial valuation model with an interest rate of 5% and a volatility rate of 50%, the fair value of the Put Option agreements was determined to be approximately $4.03 per share or $4,870,554. The Company accounted for this non-cash transaction as a charge to expense and a credit to paid-in capital during the current fiscal year.

13.   RESTRUCTURING

During the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of approximately $2,368,000 related to the adoption by the Company of a formal plan for restructuring its focus of operations. The restructuring was adopted in an effort to concentrate the Company's efforts on the Northeastern United States market. Elements of the Company's restructuring plan included eliminating the sales offices in Florida, Atlanta, Georgia, Washington D.C. and the United Kingdom as well as the Miami switch.

The write downs incurred in connection with the restructuring included a charge of approximately $1,280,000 associated with the planned disposal of the Miami switch and switch site, a charge of approximately $723,000 associated with the termination costs to reduce employee headcount and sales offices. A charge of approximately $265,000 for the cost associated with the balance on the Fort Lauderdale lease, and a charge of approximately $100,000 to write off line installation costs associated with the Florida network. In the fiscal year ending January 31, 1999, amounts paid included approximately $240,000 for severance and termination costs. The balance of approximately $2,128,000 was included on the balance sheet at January 31, 1999 as accrued restructuring costs.

The January 31, 1999 reserve included an amount of approximately $1,280,000 for the abandonment of the Miami switch (total book value of approximately $1,713,000 less the fair value of approximately $433,000). The fair value of the switch equipment retained was based on the best estimates of the replacement cost of the switch hardware which could be used in the Companies other switch sites. Also included in the reserve were amounts for the severance of approximately 25 employees of approximately $427,000, a reserve for the balance of amounts due on the Fort Lauderdale lease of approximately $265,000, a reserve to close the UK office of approximately $57,000 and line installation costs of approximately $99,000.


The balance in the reserve at January 31, 2000, of approximately $12,000, consists of the settlement of the lease in Fort Lauderdale Florida. For the fiscal year ending January 31, 2000 amounts aggregating approximately $1,797,000 applied against the accrual consisted of approximately $1,280,000 for the write down of the Miami switch, approximately $99,000 for the line installation costs, approximately $51,000 for payments made on the Fort Lauderdale lease, approximately $327,000 for severance payments and approximately $40,000 for payments made to shut down the U.K. operation. Additionally, an aggregate of approximately $319,000 which is reflected as a credit through the restructuring charge line in the fiscal 2000 consolidated financial statements consisted of approximately $97,000 reduction in the severence accrual, approximately $20,000 for the reduction of the fringe benefit accrual and $202,000 reduction in the accrual on the Fort Lauderdale lease, due to revisions in the lease. The salvageable components of the switch were relocated to the company's New York City switch in the third quarter of fiscal 2000.

14.   COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a law suit, filed by one of its customers for alleged breach of contract, which seeks compensatory and punitive damages of $1,300,000. The Company believes that the suit is without merit and intends to vigorously defend it. However, the outcome cannot be determined at this time.

The Company is involved in various legal and administrative actions arising in the normal course of business. While the resolution of any such actions may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position.

The Company has commitments with several vendors for the purchase of telecommunications services.

15.    EARNINGS PER SHARE

Basic earnings per share was computed by dividing net (loss) earnings by the weighted average number of shares of common stock outstanding during each year. Diluted (loss) earnings per share was computed on the assumption that all stock options converted or exercised during each year or outstanding at the end of each year were converted at the beginning of each year or at the date of issuance or grant, if dilutive.

      The reconciliation of the earnings and common shares included in the computation of basic earnings per common share and diluted earnings per common share for the years ended January 31, 2000, 1999 and 1998 is as follows:

                                             2000                                         1999
                         -------------------------------------------  ------------------------------------------
                            EARNINGS         SHARES      PER-SHARE       EARNINGS        SHARES       PER-SHARE
                          (NUMERATOR)     (DENOMINATOR)    AMOUNT      (NUMERATOR)    (DENOMINATOR)    AMOUNT
Net (Loss) Earnings        $(9,414,202)                                 $(3,417,797)
                           -----------                                  -----------
Basic (Loss) Earnings
  Per Share:               $(9,414,202)     7,068,875    $ (1.33)        (3,417,797)     6,817,701     $(0.50)

Effect of Dilutive
  Securities:
  Stock Options                                --                                           --
                           -----------      ---------    -------        -----------      ---------     ------
Diluted (Loss)  Earnings
  Per Share                $(9,414,202)     7,068,875    $ (1.33)       $(3,417,797)     6,817,701     $(0.50)
                           ===========      =========    =======        ===========      =========     ======


                                                 1998
                             ------------------------------------------
                              EARNINGS         SHARES        PER-SHARE
                             (NUMERATOR)     (DENOMINATOR)   AMOUNT

Net (Loss) Earnings           $1,094,001
                              ----------
Basic (Loss) Earnings
  Per Share:                   1,094,001     6,213,404        $0.18

Effect of Dilutive
  Securities:
  Stock Options                                628,946
                              ----------     ---------        -----
Diluted (Loss)  Earnings
  Per Share                   $1,094,001     6,842,350        $0.16
                              ==========     =========        =====



      Outstanding stock options to purchase shares of Common stock were not included in the computation of diluted earnings per share for the fiscal years ended January 31, 2000 and 1999 because to do so would have been antidilutive. For 1998 there were no items whose effect would have been antidulitive.

16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Amounts in thousands except per share data.



                                                        APRIL 30,      JULY 31,     OCTOBER 31,   JANUARY 31,
                                                          1997           1997          1997           1998

Net sales                                                  $26,333         $36,152       $29,919        $30,882
Operating income (loss)                                       1,048            480           577           (557)
Net earnings (loss)                                             623            258           316           (103)
Basic earnings (loss) per common share                         0.10           0.04          0.05          (0.02)
Diluted earnings (loss) per common share                       0.09           0.04          0.05          (0.02)

                                                        APRIL 30,      JULY 31,     OCTOBER 31,   JANUARY 31,
                                                          1998           1998          1998           1999
Net sales                                                   $31,882        $33,556       $41,260        $30,585
Operating income (loss)                                         411            368        (1,504)        (5,196)
Net earnings (loss)                                             263            277          (927)        (3,031)
Basic earnings (loss) per common share                         0.04           0.04         (0.12)         (0.44)
Diluted earnings (loss) per common share                       0.03           0.04         (0.12)         (0.44)

                                                        APRIL 30,      JULY 31,     OCTOBER 31,   JANUARY 31,
                                                          1999           1999          1999           2000

Net sales                                                   $33,530        $36,617       $36,988        $32,625
Operating income (loss)                                         519            590        (5,954)        (1,834)
Net earnings (loss)                                             296            339        (5,539)        (4,510)
Basic earnings (loss) per common share                         0.04           0.05         (0.77)         (0.63)
Diluted earnings (loss) per common share                       0.04           0.05         (0.77)         (0.63)



17.   EMPLOYEE STOCK OWNERSHIP PLAN

      On September 1, 1998, the Company established the Total-Tel USA Communications, Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Concurrently with the establishment of the nonleveraged ESOP Plan, the Company contributed 600,000 shares of its Common Stock to the ESOP Plan. The common shares were recorded at fair value at the date contributed to the ESOP, totaling approximately $12.3 million, with an offset to Unearned ESOP Shares in the Statement of Shareholders' Equity. The ESOP Plan is administered through a trust by a trustee designated by the Board of Directors. No shares have been allocated from the ESOP Plan as of January 31, 2000.

      In February 1999, the Company's Board of Directors authorized the termination of the ESOP Plan. On November 26, 1999 the Company filed a request for a determination letter with the Internal Revenue Service ("IRS"). Upon IRS approval, the ESOP will be terminated.

18.      SUBSEQUENT EVENT

         On April 25, 2000 the Company obtained a waiver on the covenants in default from the bank in connection with the Second Amended Facility



                                     ******

TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(CONSOLIDATED)

-------------------------------------------------------------------------------------------------------------------------------
COLUMN A                                 COLUMN B                   COLUMN C                   COLUMN D              COLUMN E
                                    -------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                        ----------------------------------
                                                             CHARGED       CHARGED TO
                                              BALANCE AT  (CREDITED) TO      OTHER                                   BALANCE
                                              BEGINNING     COST AND        ACCOUNTS-          DEDUCTIONS-          AT END OF
            DESCRIPTION                       OF PERIOD     EXPENSES        DESCRIBE            DESCRIBE             PERIOD

YEAR ENDED JANUARY 31,
  2000:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                                $ 1,230,483   $ 1,074,916     $   --           $   478,139          $ 1,827,260

    Valuation reserve on deferred tax asset                 $ 3,702,881                                           $ 3,702,881

  Allowances not deducted:
    Restructuring reserve                     $ 2,128,000   $  (318,879)    $   --           $ 1,797,126          $    11,995


YEAR ENDED JANUARY 31,
  1999:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                                $   866,421   $   878,628     $   --           $   514,566          $ 1,230,483

  Allowances not deducted:
    Restructuring reserve                     $      --     $ 2,367,910     $   --           $   239,910          $ 2,128,000

YEAR ENDED JANUARY 31,
  1998:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                                $ 1,053,670   $   416,713     $   --           $   603,962          $   866,421


Exhibit No.                         Description of Document
-----------                         ------------------------
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

(3)(b)         By-Laws of Registrant. Incorporated by reference to Exhibit A to
               Registrant's Annual Report on Form 10-K for the year ended
               January 31, 1972.

(3)(c) Amended Certificate of Incorporation to change the name of the Corporation from Faradyne Electronics Corp. to Total-Tel USA
               Communications, Inc., dated November 4, 1991. Incorporated by reference to Exhibit 3 (c) to Registrant's Annual Report on Form
               10-K for the year ended January 31, 1992.

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

(10)(a)(1)     Assignment of lease from Mansol Realty Registrant to Mansol
               Realty Associates. Incorporated by reference to Exhibit 10 (a)
               (1) to Registrant's Annual Report on Form 10-K for the year ended
               January 31, 1982.

(10)(b) Extension Agreement re: Lease of premises at 140 Little Street dated October 31, 1974. Incorporated by reference to Exhibit 10
               (b) to Registrant's Annual Report on Form 10-K for the year ended
               January 31, 1981.

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

(10)(e)(i) Term Loan Agreement and Term Note both dated April 22, 1983 between Mansol Ceramics Registrant and United Jersey Bank in the principal amount of $1,192,320. Incorporated by reference to
               Exhibit 10 (e) to Registrants Annual Reporton Form 10-K for the year ended January 31, 1983.

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

(10)(g)        Lease Modification Agreement re: Lease of Premises at 471
               Cortland Street dated July 24, 1985. Incorporated by reference to
               Exhibit 10 (g) to Registrant's Annual Report on Form 10-K for the year ended January 31, 1986.



Exhibit No.                         Description of Document
-----------                         ------------------------
(10)(h)        Master Lease Agreement between Mansol Ceramics Registrant and
               Fidelcor Services, Inc. dated December 30, 1985. Incorporated by reference to Exhibit 10 (h) to Registrant's Annual Report on Form
               10-K for the year ended January 31, 1986.

(10)(i)        Deed, Mortgage and Mortgage Note between William and Fred
               Schneper as Grantees and Borrowers and Mansol Ceramics Registrant as Grantor and Lender, dated July 26, 1985 re: property located in Hanover Township, New Jersey. Incorporated by reference 10 (i) to Registrant's Annual Report on Form 10-K for the year ended
               January 31, 1986.

(10)(j) Lease of premises at 140 Little Street, Belleville, New Jersey, between Mansol Realty Association and Mansol Ceramics Registrant, dated July 31, 1986. Incorporated by reference to Exhibit 10 (j) to Registrant's Annual Report on Form 10-K for the year ended
               January 31, 1987.

(10)(k) 1987 Stock Option Plan. Incorporated by reference to Registrant's proxy statement relating to its 1987 Annual Stockholders'
               Meeting.

(10)(k)(1) Amendment to the 1987 Stock Option Plan. Incorporated by reference to Registrant's Form S-8 dated November 13, 1995.

(10)(l)        Renewal of Lease and Extension to additional space at 17-25
               Academy Street, Newark, New Jersey (a/k/a 1212 Raymond Boulevard,
               Newark, New Jersey) between Mansol Ceramics Registrant and
               Rachlin & Co. Incorporated by reference to Exhibit 10 (l) to
               Registrant's Annual Report on Form 10-K for the year ended
               January 31, 1988. (See also Exhibit 10 (f)).

(10)(m)        Agreement, dated June 13, 1989, between Mansol Ceramics
               Registrant and Bar-lo Carbon Products, Inc. providing for the sale of Ceramics' Carbon fixtures division. Incorporated by reference to Exhibit 10 (m) to Registrant's Annual Report on Form
               10-k for the year ended January 31, 1990.

(10)(n)        Modification of Note and Mortgage from William Schneper, Fred
               Schneper and Leon Schneper (Mortgagor) to Mansol Ceramics
               Registrant (Mortgagee) dated August 1, 1990, extending the term of the Note and Mortgage and modifying the interest provision.

(10)(o)        Asset Purchase Agreement between Registrant, Mansol Ceramics
               Registrant and Mansol Industries Inc. dated May 22, 1990, including Subordinated Term Promissory Note and Security
               Agreement, covering sale of assets and business of Manufacturing
               Division of Mansol Ceramics Registrant. Incorporated by reference to Exhibits 1, 2 and 3 to Registrant's Current Report on Form 8-K dated May 22, 1990.

(10)(p) Modification of Loan between Mansol Industries, Inc. (borrower) and Mansol Ceramics Registrant (Lender) dated January 31, 1992, allowing for the deferral of the principal for twelve months through and including the period ending June 22, 1992 in consideration for personal guarantees from Borrower. Incorporated by reference to Exhibit 10 (p) to Registrant's Annual Report on
               Form 10-K for the year ended January 31, 1992.

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



Exhibit No.                         Description of Document
-----------                         ------------------------
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

(10)(x)        Third lease modification to the lease of the premises at 150
               Clove Road, Little Falls, New Jersey between TotalTel, Inc. and
               Theta Holding Registrant, L. P., successor to the Prudential
               Insurance Registrant of America dated January 31, 1997.
               Incorporated by reference to exhibit (10)(x) to the registrants
               Annual Report on Form 10-K for the year ended January 31, 1997.

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

(10)(AE) Amendment to the Amended Facility and Revolving Credit Agreement dated November 1, 1998 between Total_Tel USA Communications,
               Inc., TotalTel, Inc., Total-Tel USA, Inc., and Total-Tel Carrier
               Services, Inc. and the Summit Bank in the amount of 13,000,000.
               Incorporated by reference to Form 10K for the year ended January
               1, 1999.



Exhibit No.                         Description of Document
-----------                         ------------------------
(10)(AF)       Lease of premises of 20 Crossways Park North, Woodbury, New York, between TotalTel, Inc. and Industrial and Research Associates
               Company, dated August 20, 1999.

(10)(AG)       Lease of premises of One Landmark Square, Stamford, Connecticut.
               between TotalTel, Inc. and Reckson Operating Partnership, LLP, dated November 17, 1999.

(10)(AH)       Lease of premises of 1810 Chapel Avenue West, Cherry Hill, New
               Jersey between TotalTel, Inc. and Commerce Center Holdings, Inc., dated December 6, 1999.

(10)(AI)       The 1999 Equity Incentive Plan. Incorporated by reference to the
               Registrant's Proxy Statement relating to its 1999 Annual
               Shareholder Meeting.

(22)           Subsidiaries of Registrant. Incorporated by reference to Exhibit
               22 to Registrant's Annual Report on Form 10-K for the year ended
               January 31, 1996.

(23)           Consent of Deloite and Touche, LLP

(27)           Financial Data Schedules.




                            STATEMENT OF DIFFERENCES
                            ------------------------

The section symbol shall be expressed as.................................. 'SS'
The degree symbol shall be expressed as................................... [d]