Form 10-Q
period 2000-04-30
TOTAL TEL USA COMMUNICATIONS INC
filed 2000-06-09
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ------------------

                                    FORM 10-Q
(Mark one)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended             April 30, 2000
                                            -----------------------

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ---------------    ---------------

                          Commission File Number 0-2180


                       TOTAL-TEL USA COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                       22-1656895
-----------------------------------                     ----------------
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

                                Yes  X   No
                                   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                                          Outstanding at June 8, 2000
-----------------------------------------------                 ---------------------------
Common Share, $.05 par value                                            7,944,071 shares

                       TOTAL-TEL USA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                        THIRD QUARTER REPORT ON FORM 10-Q


                                      INDEX


                                                                                               Page No.

PART I.    FINANCIAL INFORMATION

         Condensed Consolidated Statements of Operations and
                  Comprehensive (Loss) Income
                  Three-months ended April 30, 2000 and 1999
                  (unaudited)                                                                    3

         Condensed Consolidated Balance Sheets
                  April 30, 2000 (unaudited), and
                  January 31, 2000                                                               4-5

         Condensed Consolidated Statements of Cash Flows
                  Three-months ended April 30, 2000 and 1999
                  (unaudited)                                                                    6

         Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                                         7-8

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  9-11


PART II. OTHER INFORMATION

         Items 1-5                                                                               12-13

         Item 6. Exhibits and Reports on Form 8-K                                                13


SIGNATURES                                                                                       14


               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
               ---------------------------------------------------
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
 -------------------------------------------------------------------------------
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            April 30,
                                                                            ---------
                                                                       2000              1999
                                                                    ---------          --------

NET SALES                                                           $31,791,862      $33,530,049
                                                                    -----------      -----------

Costs and Expenses
           Cost of Sales                                             26,452,035       26,529,684
           Selling general and administrative                         6,945,671        6,481,270
                                                                    -----------      -----------

           Total costs and expenses                                  33,397,706       33,010,954
                                                                    -----------      -----------

OPERATING (LOSS) INCOME                                              (1,605,844)         519,095
                                                                    -----------      -----------

Other Income (Expense)
           Interest Income                                               48,000           23,123
           Other Income (Expense)                                         7,312          (14,405)
           Interest Expense                                             (29,255)         (40,442)
                                                                    -----------      -----------

           Total Other Income (Expense)                                  26,057          (31,724)
                                                                    -----------      -----------

(Loss) income before Provision for
           (Benefit from) Income Taxes                               (1,579,787)         487,371

(Benefit from)  Provision for Income Tax                                (65,676)         191,500
                                                                    -----------      -----------


NET (LOSS) INCOME                                                    (1,514,111)         295,871


Other Comprehensive Income, net of tax:
           Unrealized holding (loss) gain                                (1,281)          22,917
                                                                    -----------      -----------

COMPREHENSIVE (LOSS) INCOME                                         $(1,515,392)     $   318,788
                                                                    ===========      ===========

BASIC (LOSS) EARNINGS PER COMMON SHARE                              $     (0.21)     $      0.04
                                                                    -----------      -----------

DILUTED (LOSS) EARNINGS PER COMMON SHARE                            $     (0.21)     $      0.04
                                                                    -----------      -----------

DIVIDENDS PER SHARE                                                        NONE             NONE

            See notes to condensed consolidated financial statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                            April 30,                    January 31,
                                                                              2000                          2000
                                                                       ------------------           ------------------
                                                                          (Unaudited)                     (Note)

ASSETS

CURRENT ASSETS:

                 Cash and cash equivalents                                 $ 3,542,172                   $ 4,374,479

                 Investments available for sale                                549,677                       549,580

                 Accounts receivable, net                                   23,048,122                    23,662,457

                 Prepaid expenses and other current assets                     958,613                     2,565,031
                                                                           -----------                   -----------

                 TOTAL CURRENT ASSETS                                       28,098,584                    31,151,547
                                                                           -----------                   -----------




PROPERTY AND EQUIPMENT, NET                                                 13,334,565                    13,316,655
                                                                           -----------                   -----------

OTHER ASSETS:


                 Deferred line installation costs, net                         257,920                       280,281

                 Other assets                                                  451,615                       435,639
                                                                           -----------                   -----------


                                                                               709,535                       715,920
                                                                           -----------                   -----------

                                                                           $42,142,684                   $45,184,122
                                                                           ===========                   ===========

           NOTE: The balance sheet at January 31, 2000 has been taken from the audited consolidated financial statements at that date.

                    See notes to condensed consolidated financial statements.

                                        (Continued)

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 April 30,          January 31,
                                                                   2000                2000
                                                            -----------------   --------------
                                                               (Unaudited)         (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

                 Current portion of long-term debt            $   579,126        $   568,653

                 Accounts payable                              24,071,887         24,802,097

                 Accrued restructuring costs                            -             11,995

                 Other current and accrued liabilities          2,758,081          3,073,937

                 Salaries and wages payable                     1,152,256          1,472,766
                                                              -----------        -----------

TOTAL CURRENT LIABILITIES                                      28,561,350         29,929,448
                                                              -----------        -----------

OTHER LONG-TERM LIABILITIES                                       241,597            250,532
                                                              -----------        -----------

LONG-TERM DEBT                                                    848,183            997,171
                                                              -----------        -----------

SHAREHOLDERS' EQUITY

                 Common shares                                    474,466            474,466
                 Additional paid-in-capital                    29,710,494         29,710,494
                 Accumulated deficit                           (4,170,326)        (2,656,215)
                                                              -----------        -----------
                                                               26,014,634         27,528,745

                 Unearned ESOP Shares                         (12,225,000)       (12,225,000)
                 Treasury shares                               (1,458,575)        (1,458,550)
                 Accumulated other comprehensive income           160,495            161,776
                                                              -----------        -----------

                          Total Shareholders' Equity           12,491,554         14,006,971
                                                              -----------        -----------

                                                              $42,142,684        $45,184,122
                                                              ===========        ===========



      NOTE: The balance sheet at January 31, 2000 has been taken from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                             April 30,
                                                                                             ---------
                                                                                2000                        1999
                                                                          -----------------           -----------------
OPERATING ACTIVITIES:

              Net (loss) earnings                                              $(1,514,111)                $   295,871
              Adjustment for non-cash charges                                    1,480,679                   2,336,484
              Gain on disposal of property and equipment                            (1,975)                          -
              Changes in assets and liabilities                                    128,731                  (5,020,938)
                                                                               -----------                 -----------

              Net cash provided by (used in) operating activities                   93,324                  (2,388,583)
                                                                               -----------                 -----------

INVESTING ACTIVITIES:
              (Decrease) in marketable securities                                   (1,378)                    (16,533)
              Purchase of property and equipment                                  (783,348)                   (553,139)
              Proceeds on sale of fixed assets                                       1,975                       3,000
              Additions to deferred line installation costs                         (4,365)                     (8,435)
                                                                               -----------                 -----------

              Net cash used in investing activities                               (787,116)                   (575,107)
                                                                               -----------                 -----------

FINANCING ACTIVITIES:
              Exercise of stock options                                                  -                      34,215
              Repayments of bank borrowings                                       (138,515)                   (128,756)
                                                                               -----------                 -----------

              Net cash used in financing activities                               (138,515)                    (94,541)
                                                                               -----------                 -----------

NET DECREASE IN CASH AND
              CASH EQUIVALENTS                                                    (832,307)                 (3,058,231)

CASH AND CASH EQUIVALENTS,
              BEGINNING OF PERIOD                                                4,374,479                   6,051,892
                                                                               -----------                 -----------

CASH AND CASH EQUIVALENTS,
              END OF PERIOD                                                    $ 3,542,172                 $ 2,993,661
                                                                               ===========                 ===========

SUPPLEMENTAL DISCLOSURE OF CASH
              FLOW INFORMATION:
              Cash paid (received) during the period for:
                                           Interest                            $    29,255                 $   40,442
                                           Income taxes                        $(1,643,227)                $        -


            See notes to condensed consolidated financial statements.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the "Registrant") for the fiscal year ended January 31, 2000. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.

NOTE B--REVENUE RECOGNITION
         The Registrant's revenues are recognized in the period that the service is provided, based on the number of minutes of telecommunications traffic carried times a rate per minute.


NOTE C--EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per Common Share:

                                                                                     Three-months Ended
                                                                              April 30, 2000     April 30, 1999
                                                                              --------------     --------------
Numerator:

         (Loss) earnings available to Common Shareholders                      $(1,514,111)       $  295,871
         used in basic and diluted (loss) earnings per
         Common Share

Denominator:
         Weighted-average number of Common                                       7,294,454         6,924,154
         Shares used in basic (loss) earnings per
         Common Share (1)

         Effect of diluted securities:
                  Common Share options (2)                                              --           409,770
                                                                               -----------        ----------

         Weighted-average number of Common                                       7,294,454         7,333,924
                                                                               -----------        ----------
         Shares and diluted potential Common Shares
         used in diluted (loss) earnings per Common Share

Basic (loss) earnings per Common Share                                         $     (0.21)       $     0.04
                                                                               -----------        ----------

Diluted (loss) earnings per Common Share                                       $     (0.21)       $     0.04
                                                                               -----------        ----------


(1) Note 600,000 ESOP shares have not been included in the weighted average number of Common Shares--See Note E

(2) Common Share options are not included in the calculation of diluted loss per Common Share as doing so would be antidilutive due to the net loss

NOTE D--SEGMENT REPORTING
         The Registrant sells telecommunication services to two distinct segments: a retail segment, consisting primarily of small to medium size businesses within the Northeastern United States, and a wholesale segment, with sales to other telecommunications carriers throughout the World.

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

         Summarized financial information concerning the Registrant's reportable segments is shown in the following table:

                                               RETAIL           WHOLESALE                   TOTAL
                                               ------           ---------                   -----
THREE-MONTHS ENDED
APRIL 30, 2000

Net Sales                                   $15,359,207        $16,432,655              $31,791,862
Gross margin                                  3,244,297          2,095,530                5,339,827

Operating (loss) income                      (2,009,150)           403,306               (1,605,844)

THREE-MONTHS ENDED
APRIL 30, 1999

Net Sales                                   $18,306,673        $15,223,376              $33,530,049
Gross margin                                  5,638,175          1,362,190                7,000,365

Operating (loss) income                        (265,005)           784,100                  519,095




NOTE E--EMPLOYEE STOCK OWNERSHIP PLAN

On September 1, 1998, the Registrant established the TotalTel USA Communications, Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Concurrently with the establishment of the non-leveraged ESOP Plan, the Registrant contributed 600,000 shares of its Common Stock to the ESOP Plan. The Common Shares were recorded at fair value at the date contributed to the ESOP, totaling approximately $12.3 Million, with an offset to Unearned ESOP Shares in the Statement of Shareholders' Equity. The ESOP Plan is administered through a trust by a trustee as designated by the Board of Directors. No shares have been allocated from the ESOP Plan as of April 30, 2000.

In February 1999, the Registrant's Board of Directors authorized the termination of the ESOP Plan. On November 26, 1999, the Registrant filed a request for a determination letter with the IRS. Upon IRS approval, which is anticipated shortly, the ESOP will be terminated. However, IRS approval had not been obtained at April 30, 2000.

NOTE F--REPRICING

On February 23, 2000, the Board of Directors passed a resolution allowing the Registrant to re-price all outstanding options granted under the 1996 Plan and the 1999 Plan. All outstanding options at prices ranging from $14.63 to $21.50 per share were re-priced to $14.25 per share. All other terms and conditions, including vesting periods remain unchanged.

NOTE G--INCOME TAXES

For the fiscal year ending January 31, 2000, the Registrant established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the quarter ending April 30, 2000 the Registrant continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from this quarter's net operating loss. The result is that the net deferred tax asset of $4,416,641 is fully offset by the valuation allowance, and as such does not appear as an asset on the balance sheet. It will be reflected at full value when the net deferred tax asset can be utilized in future periods.

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


OVERVIEW

         The Registrant is a regional facilities-based telecommunications provider servicing both the retail and wholesale marketplace. The Registrant began offering interexchange telecommunications services in January 1983. Gross revenues were approximately $140 million in the Fiscal year ended January 31, 2000.

         The Registrant currently owns and operates two long-distance switches, in New York City and Newark, New Jersey. The Registrant also has a Network Operating Center ("NOC") that monitors and controls its network. The Registrant sells its services through three sales groups: a field retail sales force, independent agent sales force and a wholesale sales team.

         The Registrant's principal expenses consist of cost of sales and selling, general and administrative (S, G & A) expenses. Cost of sales consist of access fees, line installation expenses, switch expenses, NOC expenses, depreciation, transport expenses, and local and long-distance expenses. S, G & A expenses are comprised of selling and marketing costs, and general and administrative costs.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS
                                   (Continued)

         Net sales were approximately $31,792,000 for the first three-months of the current fiscal year, a decrease of approximately $1,738,000 or 5.2% as compared to the approximately $33,530,000 recorded in the first three-months of the prior fiscal year. Retail revenues for the three-month period decreased to approximately $15,359,000 a decrease of approximately $2,947,000, or 16.1% Wholesale revenues for the three-month period increased to approximately $16,433,000 an increase of approximately $1,209,000, or 7.9%.

         Retail minutes sold in the three-month period ended April 30, 2000 decreased to approximately 163,926,000 minutes, a decrease of approximately 11,786,000 minutes, or 6.7%. The Registrant has experienced a drop of 1.3 cents per minute or 13.8%. This rate decrease equates to an approximately $1,720,000 reduction in retail sales, and the volume decrease equates to approximately $1,227,000 in retail sales. These two factors combined make up the approximately $2,947,000 decline over the prior years three-month revenues. Given the competitive climate in the long distance telephone industry, there can be no assurance that this trend will not continue during the remainder of the fiscal year.

         Wholesale minutes sold in the three-month period ended April 30, 2000 increased to approximately 134,005,000 minutes, an increase of approximately 13,569,000 minutes or 11.3%. Wholesale rates remained consistent with the prior year; however, there can be no assurance that the wholesale rates will hold due to the competitive wholesale market place.

         Cost of sales for the three-month period decreased to approximately $26,452,000 a decrease of approximately $77,000 or 0.3%. These changes were unfavorable in relation to the 5.5% decrease in the sales for the three-month period ending April 30, 2000. The decrease in cost of sales consisted of approximately $790,000 resulting from decreased retail volumes, approximately $398,000 was due to reduced retail rate costs, and approximately $569,000 resulting from decreased wholesale cost rates. This was offset by approximately $1,510,000 in wholesale volume increases and approximately $170,000 in increased switch and NOC costs.

         The gross margin for the current three-months decreased to approximately 16.8% as compared to approximately 20.9% for the first three-months of the prior fiscal year. This was due largely to the change in mix of revenues from retail to wholesale. The retail to carrier mix for the fiscal period ended April 30, 2000, was 48% to 52%. In the comparative prior fiscal period, the retail to carrier mix was 55% to 45%.

         Selling, general and administrative expenses for the three-month period increased to approximately $6,945,000, an increase of approximately $465,000, or 7.2%. This increase consisted of salaries for additional sales personnel in new sales offices of approximately $326,000 and an increase in the provision for doubtful accounts for certain wholesale accounts of approximately $392,000, partially offset by savings on sales commissions due to the reduction in retail sales volumes of approximately $243,000.

         For the reasons discussed above, the operating loss for the three-month period ended April 30, 2000 was approximately $1,606,000, a change of approximately $2,125,000 over the three-month period ending April 30, 1999.

         Diluted loss per Common Share was $0.21 per share for the three-month period ended April 30, 2000 as compared to the $0.04 earnings per share for the three-month period ending April 30, 1999.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS
                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2000, the Registrant had negative working capital of approximately $463,000, a decrease of approximately $1,684,000 as compared to January 31, 2000. The ratio of current assets to current liabilities at April 30, 2000 decreased to .98:1, as compared to the ratio of 1.04:1 at January 31, 2000. The decrease in working capital from January 31, 2000, to April 30, 2000, was primarily attributable to a decrease in cash and cash equivalents of approximately $832,000; an increase in the allowance for doubtful accounts of approximately $527,000; a decrease in accounts receivable of approximately $88,000; a decrease in current income tax refund receivables of approximately $1,578,000; a decrease in other prepaid and other current assets of approximately $28,000 and an increase in the current portion of long term debt of approximately $10,000. This was offset by a decrease in accounts payable of approximately $730,000 and a net decrease in accrued expenses and other current liabilities of approximately $649,000.

         The decrease in cash and cash equivalents of approximately $832,000 was the result primarily of the net loss of approximately $1,514,000; capital additions of approximately $783,000; the repayment of bank borrowing of approximately $139,000 and line installation costs of approximately $5,000.This was offset by non-cash charges for depreciation and amortization of approximately $792,000; the provision for doubtful accounts of approximately $613,000; the change in non-cash compensation of approximately $76,000 and the net change in assets and liabilities of approximately $128,000.

Capital Expenditures

         Capital expenditures for the three-month period ended April 30, 2000 were approximately $783,000. These expenditures were financed from funds provided by operations and working capital. Approximately $630,000 was applicable to the purchase of upgrades to the Newark and New York City switches and the NOC; approximately $125,000 for the purchase of software and hardware necessary to upgrade the Registrant's data processing network and approximately $28,000 for furniture and fixtures.

         Capital expenditures for the fiscal year ending January 31, 2001 are estimated to be $4,000,000. This includes the capital purchases of $783,000 made through April 30, 2000. The additional spending includes amounts for switch site improvements, switch expansion and upgrades, and continued improvements to internal information systems. These expenditures are planned to be financed through working capital, current loan commitments, vendor financing and additional lines of credit which the Registrant intends to negotiate with its current lender or other sources.

         As of April 30, 2000, the Registrant had an Equipment Facility and Revolving Credit Agreement (the "Facility") with a major New Jersey bank. This unused Facility expired on May 31, 2000. The Registrant is currently negotiating for a new agreement. The Registrant has drawn down $1,427,309 of a prior loan commitment at an interest rate of 7.71% payable over five years. The Registrant also has a loan commitment from Gold and Appel Transfer SA, a principal shareholder of the Registrant, for $15,000,000 at an interest rate of 11 1/2%.

Market Risk

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Registrant's cash and investments exceed long-term debt; therefore, the exposure to interest rate risk relates primarily to the marketable securities held by the Registrant. The Registrant only invests in instruments with high credit quality where a secondary market exists. The Registrant does not hold any derivatives related to its interest rate exposure. The Registrant also maintains long-term debt at fixed rates. Due to the nature and amounts of the Registrant's note payable, an immediate 10% change in interest rates would not have a material effect in the Registrant's results of operations over the next fiscal year. The Registrant's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated statements as a whole.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                            PART II--OTHER INFORMATION

                        THREE MONTHS ENDED APRIL 30, 2000


ITEMS 1--3,5    Not applicable

ITEM 4          Submission of matters to a vote of security holders

                The following matters were submitted to, and voted upon by, the Stockholders of the Registrant in conjunction with the 1999 Annual Meeting of Shareholders held on February 23, 2000 in Little Falls, New Jersey:

               (1) To elect five directors;

               (2) To approve an amendment to the Registrant's Certificate of
                   Incorporation to increase the number of authorized shares of Common Stock, par value, $.05 per share, from 20,000,000 to 50,000,000;


               (3) To approve the 1999 Equity Incentive Plan; and

               The five nominees consisted of Mr. Walt Anderson, the Registrant's Chairman of the Board; Mr. Leon Genet, a director; Mr. Henry Luken, a director; Mr. Jay J. Miller, a director and Mr. Dennis Spina, a director. The stockholders approved the election of the five nominees to the Board by affirmative vote of a majority of the shares of Common Stock in person or by proxy, and entitled to vote at the annual meeting. Each of the following nominees received the following votes:

               Name                       For                    Withheld
               ----                       ---                    --------
               Walt Anderson              6,259,990              12,580
               Leon Genet                 6,258,650              13,920
               Henry Luken                6,258,650              13,920
               Jay J. Miller              6,262,650               9,920
               Dennis Spina               6,259,990              12,580

               The stockholders approved the amendment to the Registrant's Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value, $.05 per share, from 20,000,000 to 50,000,000. The proposal received the following votes:

                                 For                          Against
                                 ---                          -------
                              5,524,904                       740,496


ITEM 4 (cont'd)   The stockholders approved the 1999 Equity Incentive Plan.
                  The proposal received the following votes:

                             For                       Against
                             ---                       -------
                          4,212,939                    158,832



ITEM 6            Exhibits and reports on Form 8-K

                  (a)  Exhibits--27--Financial Data Schedule

                       A report on Form 8-K was filed on March 24, 2000







                 THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       TOTAL-TEL USA COMMUNICATIONS, INC.
                                  (Registrant)






Date   June 8, 2000              By     /S/ A. John Leach
     -----------------              ----------------------------------------
                                        President and Chief
                                          Executive Officer


Date   June 8, 2000              By     /S/ Salvatore M. Quadrino
     -----------------              ----------------------------------------
                                        Vice President, Chief Financial Officer


Date   June 8, 2000              By     /S/ Thomas P. Gunning
     ------------------             ----------------------------------------
                                        Thomas P. Gunning
                                        Vice President, Secretary/Treasurer
                                          and Principal Accounting Officer
