Form 10-Q
period 2000-07-31
TOTAL TEL USA COMMUNICATIONS INC
filed 2000-09-14
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q
(Mark one)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended        July 31, 2000
                                         --------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ------------

                          Commission File Number 0-2180

                       TOTAL-TEL USA COMMUNICATIONS, INC.
                   ------------------------------------------
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

                                Yes  X   No
                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at September 14, 2000
----------------------------                   ---------------------------------
Common Share, $.05 par value                            7,944,071 shares

                       TOTAL-TEL USA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                       SECOND QUARTER REPORT ON FORM 10-Q


                                      INDEX

                                                                                   Page No.
PART I.    FINANCIAL INFORMATION

         Condensed Consolidated Statements of Operations and
                  Comprehensive (Loss) Income
                  Six months ended July 31, 2000 and 1999 (unaudited) and three
                  months ended July 31, 2000 and 1999 (unaudited)                     2

         Condensed Consolidated Balance Sheets
                  July 31, 2000 (unaudited), and January 31, 2000                     3-4

         Condensed Consolidated Statements of Cash Flows Six months ended
                  July 31, 2000 and 1999 (unaudited)                                  5

         Notes to Condensed Consolidated Financial Statements (unaudited)             6-8

         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           9-11


PART II. OTHER INFORMATION

         Items 1-5                                                                    12

         Item 6. Exhibits and Reports on Form 8-K                                     12


SIGNATURES                                                                            13


             TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                                (Unaudited)

                                                                  Six Months Ended             Three Months Ended
                                                                      July 31,                      July 31,
                                                                      --------                      --------

                                                             2000            1999              2000              1999
                                                         ------------    ------------      ------------       -----------
NET SALES                                                 $65,900,505     $70,146,954       $34,108,643       $36,616,906
                                                          -----------     -----------       -----------       -----------
Costs and Expenses
              Cost of Sales                                57,058,483      55,699,357        30,606,448        29,169,672
              Access Charge Settlement (Note G)            (1,264,483)              -        (1,264,483)                -
              Selling, general and administrative          13,117,319      13,338,017         6,171,648         6,856,747
                                                          -----------     -----------       -----------       -----------
              Total costs and expenses                     68,911,319      69,037,374        35,513,613        36,026,419
                                                          -----------     -----------       -----------       -----------
OPERATING (LOSS) INCOME                                    (3,010,814)      1,109,580        (1,404,970)          590,487
                                                          -----------     -----------       -----------       -----------
Other Income (Expense)
              Interest Income                                  88,586          36,436            40,586            13,313
              Other Income (Expense)                           32,592          (4,393)           25,280            10,011
              Interest Expense                                (56,355)        (78,322)          (27,100)          (37,880)
                                                          -----------     -----------       -----------       -----------
              Total Other Income (Expense)                     64,823         (46,279)           38,766           (14,556)
                                                          -----------     -----------       -----------       -----------
(Loss) Income before Provision for
              (Benefit from) Income Taxes                  (2,945,991)      1,063,301        (1,366,204)          575,931

(Benefit from) Provision for Income Taxes                     (65,676)        428,365                 -           236,865
                                                          -----------     -----------       -----------       -----------
NET (LOSS) INCOME                                          (2,880,315)        634,936        (1,366,204)          339,066

Other Comprehensive Income, net of taxes:
              Unrealized holding gain (loss)                   22,028          19,521            23,309            (3,396)
                                                          -----------     -----------       -----------       -----------
COMPREHENSIVE (LOSS) INCOME                                (2,858,287)        654,457       $(1,342,895)      $   335,670
                                                          ===========     ===========       ===========       ===========
BASIC (LOSS) EARNINGS PER COMMON SHARE                    $     (0.40)    $      0.09       $     (0.19)      $      0.05
                                                          -----------     -----------       -----------       -----------
DILUTED (LOSS) EARNINGS PER COMMON SHARE                  $     (0.40)    $      0.09       $     (0.19)      $      0.05
                                                          -----------     -----------       -----------       -----------
DIVIDENDS PER SHARE                                              NONE            NONE              NONE              NONE

            See notes to condensed consolidated financial statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         July 31,        January 31,
                                                                          2000              2000
                                                                      ------------      ------------
                                                                       (Unaudited)         (Note)
ASSETS

CURRENT ASSETS:

          Cash and cash equivalents                                   $  4,274,825      $  4,374,479

          Investments available for sale                                   574,129           549,580

          Accounts receivable, net                                      21,833,295        23,662,457

          Prepaid expenses and other current assets                      1,001,572         2,565,031
                                                                      ------------      ------------

          TOTAL CURRENT ASSETS                                          27,683,821        31,151,547
                                                                      ------------      ------------




PROPERTY AND EQUIPMENT, NET                                             14,087,192        13,316,655
                                                                      ------------      ------------

OTHER ASSETS:

                 Deferred line installation costs, net                     244,621           280,281

                 Other assets                                              581,765           435,639
                                                                      ------------      ------------

                                                                           826,386           715,920
                                                                      ------------      ------------

                                                                      $ 42,597,399      $ 45,184,122
                                                                      ============      ============

       NOTE: The balance sheet at January 31, 2000 has been taken from the audited consolidated financial statements at that date.

             See notes to condensed consolidated financial statements.

                                   (Continued)

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         July 31,        January 31,
                                                                          2000              2000
                                                                      ------------      ------------
                                                                       (Unaudited)         (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

          Current portion of long-term debt                           $    591,603      $    568,653

          Accounts payable                                              25,545,297        24,802,097

          Accrued restructuring costs                                            -            11,995

          Other current and accrued liabilities                          2,947,503         3,073,937

          Salaries and wages payable                                     1,309,223         1,472,766
                                                                      ------------      ------------

TOTAL CURRENT LIABILITIES                                               30,393,626        29,929,448
                                                                      ------------      ------------

OTHER LONG-TERM LIABILITIES                                                232,663           250,532
                                                                      ------------      ------------

LONG-TERM DEBT                                                             695,121           997,171
                                                                      ------------      ------------

SHAREHOLDERS' EQUITY

          Common Stock                                                     474,196           474,466
          Additional paid-in-capital                                    29,838,069        29,710,494
          Accumulated deficit                                           (5,536,530)       (2,656,215)
                                                                      ------------      ------------
                                                                        24,775,735        27,528,745

          Unearned ESOP Shares                                         (12,225,000)      (12,225,000)
          Treasury stock                                                (1,458,550)       (1,458,550)
          Accumulated other comprehensive income                           183,804           161,776
                                                                      ------------      ------------

                   Total Shareholders' Equity                           11,275,989        14,006,971
                                                                      ------------      ------------

                                                                      $ 42,597,399      $ 45,184,122
                                                                      ============      ============

          NOTE: The balance sheet at January 31, 2000 has been taken from the audited consolidated financial statements at that date.

                See notes to condensed consolidated financial statements.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                            Six Months Ended
                                                                                 July 31,
                                                                                 --------
                                                                          2000              1999
                                                                       -----------       -----------

OPERATING ACTIVITIES:

              Net (loss) earnings                                      $(2,880,315)      $   634,936
              Adjustment for non-cash charges                            2,652,167         3,279,171
              Gain on disposal of property and equipment                    (1,975)               --
              Changes in assets and liabilities                          2,778,243        (5,097,072)
                                                                       -----------       -----------

              Net cash provided by (used in) operating activities        2,548,120        (1,182,965)
                                                                       -----------       -----------

INVESTING ACTIVITIES:

              Collection on notes receivable                                    --            45,402
              Purchase of property and equipment                        (2,352,150)       (1,773,162)
              Proceeds on sale of fixed assets                               1,975            23,909
              Additions to deferred line installation costs                (18,499)          (15,961)
                                                                       -----------       -----------

              Net cash used in investing activities                     (2,368,674)       (1,719,812)
                                                                       -----------       -----------

FINANCING ACTIVITIES:
              Exercise of stock options                                         --         1,422,185
              Repayments of bank borrowings                               (279,100)         (258,706)
                                                                       -----------       -----------

              Net cash (used in) provided by financing activities         (279,100)        1,163,479
                                                                       -----------       -----------

NET DECREASE IN CASH AND
              CASH EQUIVALENTS                                             (99,654)       (1,739,298)

CASH AND CASH EQUIVALENTS,
              BEGINNING OF PERIOD                                        4,374,479         6,051,892
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS,
              END OF PERIOD                                            $ 4,274,825       $ 4,312,594
                                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH
              FLOW INFORMATION:
              Cash paid (received) during the period for:
                                           Interest                    $    56,355       $    78,322
                                           Income taxes                $(1,643,227)      $     3,400




            See notes to condensed consolidated financial statements.

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Total-Tel USA Communications, Inc. and Subsidiaries (the "Registrant") for the fiscal year ended January 31, 2000. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which must be adopted by March 31,2000. At this time, management has determined that the implementation of SAB 101 will not have any effect on the Company's financial position and results of operations.

NOTE C--EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted
(loss) earnings per common share:

                                                                      Six Months Ended                 Three Months Ended
                                                               July 31, 2000    July 31, 1999    July 31, 2000    July 31, 1999
                                                               -------------   --------------    -------------    -------------
Numerator:
         (Loss) Earnings available to                           $(2,880,315)     $  634,936       $(1,366,204)    $   339,066
         Common Shareholders used in basic
         and diluted (loss) earnings per Common Share
Denominator:
         Weighted-average number of Common                        7,299,825       6,952,998         7,305,195       6,981,842
         Shares used in basic (loss) earnings per
         Common Share (1)

         Effect of diluted securities:
               Common share options (2)                                   -         344,946                 -         283,121
                                                                -----------      ----------       -----------     -----------

         Weighted-average number of Common                        7,299,825       7,297,944         7,305,195       7,264,963
                                                                -----------      ----------       -----------     -----------
         Shares and diluted potential Common Shares
         used in diluted (loss) earnings per Common Share

Basic (loss) earnings per Common Share                               $(0.40)          $0.09            $(0.19)          $0.05
                                                                     ------           -----            ------           -----

Diluted (loss) earnings per Common Share                             $(0.40)          $0.09            $(0.19)          $0.05
                                                                     ------           -----            ------           -----


(1) 600,000 ESOP shares have not been included in the weighted average number of Common Shares - See Note E

(2) Common Share options are not included in the calculation of diluted loss per Common Share as doing so would be antidilutive due to the net loss

NOTE D--SEGMENT REPORTING

         The Registrant sells telecommunication services to two distinct segments: a retail segment, consisting primarily of small to medium size businesses principally within the Northeastern United States and a wholesale segment with sales to other telecommunications carriers throughout the World.

         In addition to direct costs, each segment is allocated a portion of the Registrant's switch and operating expenses. The allocation of expense is based upon the minutes of use flowing through the Registrant's switch network. There are no intersegment sales. Assets are held at the consolidated level and are not allocable to the operating segments. The Registrant evaluates performance on operating earnings of the two business segments.

         Summarized financial information concerning the Registrant's reportable segments is shown in the following table:


                                                   RETAIL           WHOLESALE           TOTAL
                                                   ------           ---------           -----
SIX MONTHS ENDED
JULY 31, 2000

Net Sales                                        $29,274,332       $36,626,173       $65,900,505
Gross margin                                       7,432,511         2,673,994        10,106,505
Operating (loss) income                           (3,971,611)          960,797        (3,010,814)

SIX MONTHS ENDED
JULY 31, 1999

Net Sales                                        $35,842,764       $34,304,190       $70,146,954
Gross margin                                      11,344,352         3,103,245        14,447,597
Operating (loss) income                             (791,049)        1,900,629         1,109,580


NOTE E--EMPLOYEE STOCK OWNERSHIP PLAN

         On September 1, 1998, the Registrant established the TotalTel USA Communications, Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Concurrently with the establishment of the non-leveraged ESOP Plan, the Registrant contributed 600,000 shares of its Common Stock to the ESOP Plan. The Common Shares were recorded at fair value at the date contributed to the ESOP, totaling approximately $12.3 Million, with an offset to Unearned ESOP Shares in the Statement of Shareholders' Equity. The ESOP Plan is administered through a Trust by a Trustee as designated by the Board of Directors. No shares have been allocated from the ESOP Plan as of July 31, 2000.

         In February 1999, the Registrant's Board of Directors authorized the termination of the ESOP Plan. The IRS has recently given its approval to terminate the ESOP, and the Registrant is in process of doing so.

NOTE F--STOCK OPTION REPRICING

         On February 23, 2000, the Board of Directors passed a resolution allowing the Registrant to re-price all outstanding options granted under its 1996 and 1999 Stock Option Plans. All outstanding options at prices ranging from $14.63 to $21.50 per share were re-priced to $14.25 per share. All other terms and conditions, including vesting periods remained unchanged. The Registrant has applied FASB Interpretation No.44 "Accounting for Certain Transactions Involving Stock Compensation" related to stock option repricing. During the six months ended July 31, 2000, there has been no financial statement impact based on the market values of the Registrant's common shares.


NOTE G--ACCESS CHARGE SETTLEMENT

         In the second quarter of the current fiscal year, the Registrant received a cash payment of $1,264,483 from certain Bell Companies in settlement of a class action suit, of which the Registrant was a party to, filed in 1992 relating to overcharges by those companies. The settlement concluded the class action with the Bell Companies. The Registrant's portion of the settlement was not determined until the second quarter ended July 31, 2000. The cash payment was recorded as a separate line item as a reduction of costs and expenses in the current quarter.

NOTE H--INCOME TAXES

         For the fiscal year ended January 31, 2000, the Registrant established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the quarter ended July 31, 2000, the Registrant continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the quarter's net operating loss. The result is that the net deferred tax asset of $4,915,349 is fully offset by the valuation allowance, and as such does not appear as an asset on the balance sheet. It will be reflected at full value when the net deferred tax asset can be utilized in future periods.






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

         The Registrant currently owns and operates two long-distance switches, located in New York City and Newark, New Jersey. The Registrant also has a Network Operating Center ("NOC") that monitors and controls its network. The Registrant sells its services through three sales groups: a field retail sales force, independent agents and a wholesale sales team.

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


Results of Operations


         Net sales were approximately $65,901,000 for the first six months of the current fiscal year, a decrease of approximately $4,246,000 or 6.1% as compared to the approximately $70,147,000 recorded in the first six months of the prior fiscal year. Net sales for the second quarter of the current fiscal year were approximately $34,109,000, a decrease of approximately $2,508,000 or 6.9% as compared to the approximately $36,617,000 recorded in the second quarter of the prior fiscal year.

         Wholesale revenue for the six-month period increased to approximately $36,626,000 an increase of approximately $2,322,000 or 6.8%. For the quarter ended July 31, 2000, wholesale revenue was approximately $20,194,000, an approximately $1,113,000 or 5.8% increase over the comparative quarter in the last fiscal year. Wholesale minutes sold in the six-month period ended July 31, 2000 were approximately 294,290,000 minutes, an increase of approximately 32,434,000 minutes or 12.4%. Wholesale minutes sold in the quarter ended July 31, 2000 were approximately 160,285,000 minutes, an increase of approximately 18,865,000 minutes or 13.3%. The rate of revenue growth does not parallel the rate of volume growth due to the reduction of prices found in the competitive wholesale market place.

         Retail revenues for the six-month period were approximately $29,274,000, a decrease of approximately $6,568,000 or 18.3%. For the quarter ended July 31, 2000, retail revenues were approximately $13,915,000, an approximately $3,621,000 or 20.7% decrease over the comparative quarter in the last fiscal year. Retail minutes sold in the six month period ended July 31, 2000 were approximately 314,934,000 minutes, a decrease of approximately 31,351,000 minutes or 9.1%. Retail minutes sold in the quarter ended July 31, 2000 were approximately 151,008,000 minutes, a decrease of approximately 19,565,000 minutes, or 11.5%. The decrease in volume is attributed to the intense competition within the industry. The Registrant has experienced a reduction of approximately 1.1 cents per minute or 10.6% to an average billing rate per minute of 9.3 cents during the current fiscal year. This rate decrease equates to an approximately $3,323,000 reduction in retail sales. The volume decrease equates to an approximately $3,245,000 reduction in retail revenues. These two factors combined make up the approximately $6,568,000 shortfall over the prior year's six month revenue. Given the competitive climate in the long distance telephone industry, there can be no assurance that the trend will abate during the remainder of the fiscal year.

         Cost of sales for the current six-month period was approximately $57,058,000, an increase of approximately $1,359,000 or 2.4%. For the quarter ended July 31, 2000, cost of sales was approximately $30,606,000, an increase of approximately $1,436,000 or 4.9% over the comparative quarter in the last fiscal year. These changes were unfavorable in relation to the 6.1% decrease in sales for the six-month period and the 6.9% decrease in the second quarter. The increase in cost of sales was primarily due to the increased volume of wholesale minutes sold, offset by the reduced retail volumes and reduced buy rates, The gross margin, excluding the access charge settlement for the current six-month period decreased to approximately 13.4% as compared to approximately 20.6% for the first six months of the prior fiscal year, and decreased to 10.3% from 20.3% for the second quarter of the current fiscal year as compared to the second quarter compared of the prior fiscal year. These decreases in the gross margins are reflective of a higher mix of lower margin wholesale product compared to the higher margin retail product, and the continued decrease in the retail selling prices. The retail to wholesale mix for the six months ended July 31, 2000, was 44% to 56%. In the comparative prior fiscal period, the retail to wholesale mix was 51% to 49%.

         In the second quarter of the current fiscal year the Registrant received a cash payment of $1,264,483 from certain Bell Companies in settlement of a class action suit filed in 1992 relating to overcharges by those companies. The settlement concluded the class action with the Bell Companies. The cash payment was recorded as a reduction of line costs in the quarter.

         Selling, general and administrative expense for the six-month period decreased to approximately $13,117,000 a decrease of approximately $221,000, or 1.7%. For the quarter ended July 31, 2000, selling, general and administrative expense was approximately $6,172,000, and approximately $685,000, or a 10.0% decrease over the comparative quarter in the last fiscal year. The decrease of approximately $221,000 for the six month period was primarily comprised of savings in commission expense of approximately $664,000 due to the reduced sales volumes; a decrease in salaries, wages and fringe benefits of approximately $183,000 due to headcount reductions; and reduced advertising, promotion and selling expenses of approximately $347,000.This was offset by an increase in the provision for doubtful accounts of approximately $490,000 for certain wholesale business; an increase in depreciation expense of approximately $222,000; an increase in consulting fees of approximately $144,000 and an increase in other S,G & A expenses of approximately $117,000. The decrease of approximately $685,000 during the quarter ended July 31, 2000 as compared to the quarter ended July 31, 1999 was comprised primarily of savings in commission expense of approximately $422,000 due to reduced sales volume; reduced legal expenses of approximately $188,000; reduced spending on advertising, promotion and selling expense of approximately $256,000; a decrease of salaries, wages and fringes of approximately $159,000 due to reduced headcount; and net savings on other expenses of approximately $33,000. These cost savings were offset by increases of approximately $119,000 in depreciation expense; increase in the provision for doubtful accounts of approximately $98,000; and increased spending on consultants of approximately $156,000.

         Total other income for the current six-month period was approximately $65,000 as compared to approximately $46,000 of total other expense recorded in the prior year six-month period. Total other income for the current fiscal quarter was approximately $39,000 as compared to approximately $15,000 of total other expense recorded in the comparable period during the prior fiscal year. The approximately $111,000 change for the six month period and approximately $54,000 for the quarter was primarily due to reduced interest expense and increased interest income.

         For the reasons described above, the operating loss for the six-month period ended July 31, 2000 was approximately $3,011,000, a decrease of approximately $4,121,000 from the six-month period ended July 31, 1999. The operating loss for the three-month period ended July 31, 2000 was approximately $1,405,000, a decrease of approximately $1,995,000 from the three-month period ended July 31, 1999.

         Diluted loss per Common share was $.40 per share for the current six-month period ended July 31, 2000 as compared to $.09 earnings per share for the six-months ended July 31, 1999. Diluted loss per Common share was $.19 per share for the current three-month period ended July 31, 2000 as compared to $.05 earnings per share for the three-months ended July 31, 1999.

Liquidity and Capital Resources

         At July 31, 2000, the Registrant had negative working capital of approximately $2,710,000, a decrease of approximately $3,932,000 as compared to January 31, 2000. The ratio of current assets to current liabilities at July 31, 2000 decreased to 0.9:1, from the ratio of 1.0:1 at January 31, 2000. The decrease in working capital at July 31, 2000 was primarily attributable to a decrease in net accounts receivable of approximately $1,829,000; a decrease in current income taxes receivable of approximately $1,578,000; an increase in accounts payable of approximately $743,000; a decrease in cash and cash equivalents of approximately $100,000; and an increase in the current portion of long term debt of approximately $23,000. This was offset by a decrease in accrued liabilities of approximately $302,000; an increase in the value of investments available for sale of $25,000 and an increase in prepaid expenses of approximately $14,000.

         The decrease in cash of approximately $100,000 was the result primarily of the net loss of approximately $2,880,000; purchases of fixed assets of approximately $2,352,000; the repayment of bank borrowings of approximately $279,000; and additions to deferred line installation costs of approximately $19,000. This was offset by non-cash charges for depreciation and amortization of approximately $1,635,000; doubtful accounts of approximately $863,000; non-cash compensation of approximately $154,000; and the net change in assets and liabilities of approximately $2,778,000.

Capital Expenditures

         Capital expenditures for the six-month period ended July 31, 2000 were approximately $2,352,000. These expenditures were financed from funds provided by operations and working capital. The major expenditures were for expansion and upgrades of the New York switch site of approximately $1,060,000; the purchase of an Oracle software license of approximately $376,000; the purchase of a generator for the Newark, NJ switch site of approximately $165,000; the building of an E-commerce platform for approximately $177,000; approximately $325,000 for new P.C.'s, and hardware and software upgrades to the LAN and the balance was for a trade show booth, furniture and fixtures. Planned spending for fiscal 2000 totals approximately $2,800,000. The remaining expenditures are slated for data warehousing, customer equipment, 800 redundancy and additional upgrades to the switches and LAN/WAN network. These expenditures are planned to be financed through working capital, vendor financing and additional lines of credit which the Registrant intends to negotiate with its current lender or other sources.

         The Registrant has a loan commitment from Gold and Appel Transfer SA, a principal shareholder of the Registrant, for $15,000,000 at an interest rate of 11 1/2%. The Registrant is also currently negotiating with a major New Jersey bank for a new line of credit. The Registrant has drawn down $1,286,724 of a prior loan commitment at an interest rate of 7.71% payable over five years.

Market Risk

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Registrant's cash and investments exceed long-term debt; therefore, the exposure to interest rate risk relates primarily to the marketable securities held by the Registrant. The Registrant only invests in instruments with high credit quality for which a secondary market exists. The Registrant does not hold any derivatives related to its interest rate exposure. The Registrant also maintains long-term debt at fixed rates. Due to the nature and amounts of the Registrant's note payable, an immediate 10% change in interest rates would not have a material effect in the Registrant's results of operations over the next fiscal year. The Registrant's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated statements as a whole.






                 THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

               TOTAL-TEL USA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEMS 1 - 5                Not applicable



ITEM 6                     Exhibits and reports on Form 8-K

                           (a)  Exhibit - 27 - Financial Data Schedule

                           (b) There were no reports on Form 8-K filed for the three months ended July 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       TOTAL-TEL USA COMMUNICATIONS, INC.
                                  (Registrant)


Date      September  14, 2000                    By  /S/ A. John Leach
      ----------------------------                   -------------------------------------------
                                                     A. John Leach
                                                     President and Chief Executive Officer



Date      September  14, 2000                    By  /S/ Thomas P. Gunning
      ----------------------------                   -------------------------------------------
                                                     Thomas P. Gunning,
                                                     Vice President, Chief Financial Officer and
                                                     Principal Accounting Officer