Form 10-Q
period 2000-10-31
TOTAL TEL USA COMMUNICATIONS INC
filed 2000-12-15
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended              October 31, 2000
                                         -----------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                   to
                                         ----------------     -------------

                          Commission File Number 0-2180

                          COVISTA COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                        22-1656895
-----------------------------------                      ----------------
 (State or other Jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                150 CLOVE ROAD, 8TH FLOOR, LITTLE FALLS, NJ 07424
                             ----------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (973) 812-1100

                                 Not applicable
                             ----------------------
           (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes__X__ No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at December 14, 2000
----------------------------                  ----------------------------------
Common Share, $.05 par value                           7,960,571 shares

                          COVISTA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                        THIRD QUARTER REPORT ON FORM 10-Q


                                      INDEX


                                                                                            Page No.

PART I.    FINANCIAL INFORMATION

         Condensed Consolidated Statements of Operations and
                  Comprehensive Loss
                  Nine months ended October 31, 2000 and 1999
                 (unaudited) and three months ended October
                  31, 2000 and 1999 (unaudited)                                                  2

         Condensed Consolidated Balance Sheets
                  October 31, 2000 (unaudited), and
                  January 31, 2000                                                               3-4

         Condensed Consolidated Statements of Cash Flows Nine months ended
                  October 31, 2000 and 1999
                  (unaudited)                                                                    5

         Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                                         6-8

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  9-11


PART II. OTHER INFORMATION

         Items 1-5                                                                               12

         Item 6. Exhibits and Reports on Form 8-K                                                12


SIGNATURES                                                                                       13

EXHIBIT 27                                                                                       14-15

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                           Nine Months Ended                   Three Months Ended
                                                              October 31,                          October 31,
                                                           -----------------                   ------------------
                                                           2000              1999               2000              1999
                                                  ------------------------------------  ---------------- ----------------
NET SALES                                               $99,803,603      $107,135,437       $33,903,099       $36,988,483
                                                  -----------------    --------------   ---------------    --------------

Costs and Expenses

          Cost of sales                                  86,788,404        85,757,454        29,729,921        30,058,098
          Access charge settlement (Note G)              (1,264,483)                -                 -                 -
          Restructuring charge                                    -          (138,349)                -          (138,349)
          Selling, general and administrative            19,707,251        20,589,960         6,589,932         7,251,943
          Other compensation (Note I)                             -         5,770,554                 -         5,770,554
                                                  -----------------    --------------   ---------------    --------------

          Total costs and expenses                      105,231,172       111,979,619        36,319,853        42,942,246
                                                  -----------------    --------------   ---------------    --------------

OPERATING LOSS                                           (5,427,569)       (4,844,182)       (2,416,754)       (5,953,763)
                                                  -----------------    --------------   ---------------    --------------

Other Income (Expense)
          Interest income                                   126,023            64,159            37,437            27,723
          Other income (expense)                             36,231            19,181             3,639            23,574
          Interest expense                                  (83,741)         (114,450)          (27,387)          (36,128)
                                                  -----------------    --------------   ---------------    --------------

          Total other income (expense)                       78,513           (31,110)           13,689            15,169
                                                  -----------------    --------------   ---------------    --------------

(Loss) before provision for
          (Benefit from) income taxes                    (5,349,056)       (4,875,292)       (2,403,065)       (5,938,594)

(Benefit from) provision for income taxes                   (65,676)           29,086                 -          (399,279)
                                                  -----------------    --------------   ---------------    --------------

NET LOSS                                                 (5,283,380)       (4,904,378)       (2,403,065)       (5,539,315)

Other comprehensive income, net of taxes:

          Unrealized holding gain (loss)                    109,603            15,595            87,575            (3,926)
                                                  -----------------    --------------   ---------------    --------------

COMPREHENSIVE LOSS                                      $(5,173,777)      $(4,888,783)     $ (2,315,490)     $ (5,543,241)
                                                  =================    ==============   ================   ==============

BASIC LOSS PER COMMON SHARE                                 $ (0.72)          $ (0.70)          $ (0.33)          $ (0.77)
                                                  -----------------    --------------   ---------------    --------------

DILUTED LOSS PER COMMON SHARE                               $ (0.72)          $ (0.70)          $ (0.33)          $ (0.77)
                                                  -----------------    --------------   ---------------    --------------

DIVIDENDS PER SHARE                                            NONE              NONE              NONE              NONE

            See notes to condensed consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     October 31,                  January 31,
                                                                        2000                         2000
                                                                  ------------------            ---------------
                                                                     (Unaudited)                    (Note)
ASSETS

CURRENT ASSETS:

          Cash and cash equivalents                                 $ 3,575,605                    $4,374,479

          Investments available for sale                                567,079                       549,580

          Accounts receivable, net                                   21,851,206                    23,662,457

          Prepaid expenses and other current assets                   1,407,624                     2,565,031
                                                                  -------------                  ------------

          TOTAL CURRENT ASSETS                                       27,401,514                    31,151,547
                                                                  -------------                  ------------


PROPERTY AND EQUIPMENT, NET                                          13,933,569                    13,316,655
                                                                  -------------                  ------------

OTHER ASSETS:


          Deferred line installation costs, net                         228,886                       280,281

          Other assets                                                  679,536                       435,639
                                                                  -------------                  ------------


                                                                        908,422                       715,920
                                                                  -------------                  ------------

                                                                    $42,243,505                  $ 45,184,122
                                                                  =============                  ============

      NOTE: The balance sheet at January 31, 2000 has been taken from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.

                                   (Continued)

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    October 31,                    January 31,
                                                                       2000                           2000
                                                                ------------------               ---------------
                                                                    (Unaudited)                       (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

          Current portion of long-term debt                           $ 603,333                     $ 568,653

          Accounts payable                                           27,161,294                    24,802,097

          Accrued restructuring costs                                         -                        11,995

          Other current and accrued liabilities                       2,772,248                     3,073,937

          Salaries and wages payable                                  1,973,959                     1,472,766
                                                                   ------------                 -------------

TOTAL CURRENT LIABILITIES                                            32,510,834                    29,929,448
                                                                   ------------                 -------------

OTHER LONG-TERM LIABILITIES                                             223,727                       250,532
                                                                   ------------                 -------------

LONG-TERM DEBT                                                          540,007                       997,171
                                                                   ------------                 -------------


SHAREHOLDERS' EQUITY

                 Common Stock                                           475,021                       474,466
                 Additional paid-in-capital                          29,845,682                    29,710,494
                 Accumulated deficit                                 (7,939,595)                   (2,656,215)
                                                                   ------------                 -------------
                                                                     22,381,108                    27,528,745

                 Unearned ESOP Shares                               (12,225,000)                  (12,225,000)
                 Treasury stock                                      (1,458,550)                   (1,458,550)
                 Accumulated other comprehensive income                 271,379                       161,776
                                                                   ------------                 -------------


                          Total Shareholders' Equity                  8,968,937                    14,006,971
                                                                   ------------                 -------------

                                                                    $42,243,505                  $ 45,184,122
                                                                   ============                 =============

      NOTE: The balance sheet at January 31, 2000 has been taken from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                       October 31,
                                                                                      -----------
                                                                             2000                        1999
                                                                      -----------------           -----------------
OPERATING ACTIVITIES:

          Net loss                                                         $(5,283,380)               $ (4,904,378)
          Adjustment for non-cash charges                                    3,750,012                   8,763,414
          (Gain) loss on disposal of property and equipment                     (1,975)                      7,633
          Changes in assets and liabilities                                  4,261,252                  (6,092,615)
                                                                           -----------                ------------

          Net cash provided by (used in) operating activities                2,725,909                  (2,225,946)
                                                                           -----------                ------------

INVESTING ACTIVITIES:

          Collection on notes receivable                                             -                      45,402
          Issuance of notes receivable                                               -                     (33,614)
          Purchase of property and equipment                                (3,081,948)                 (2,189,388)
          Proceeds on sale of fixed assets                                       1,975                       3,000
          Additions to deferred line installation costs                        (30,764)                    (46,830)
                                                                           -----------                ------------

          Net cash used in investing activities                             (3,110,737)                 (2,221,430)
                                                                           -----------                ------------

FINANCING ACTIVITIES:
          Exercise of stock options                                              8,438                   1,672,160
          Repayments of bank borrowings                                       (422,484)                   (391,243)
                                                                           -----------                ------------

          Net cash (used in) provided by financing activities                 (414,046)                  1,280,917
                                                                           -----------                ------------

NET DECREASE IN CASH AND
          CASH EQUIVALENTS                                                    (798,874)                 (3,166,459)

CASH AND CASH EQUIVALENTS,
          BEGINNING OF PERIOD                                                4,374,479                   6,051,892
                                                                           -----------                ------------

CASH AND CASH EQUIVALENTS,
          END OF PERIOD                                                    $ 3,575,605                  $2,885,433
                                                                           ===========                ============

SUPPLEMENTAL DISCLOSURE OF CASH
          FLOW INFORMATION:

          Cash paid (received) during the period for:
                               Interest                                       $ 83,741                   $ 114,450
                               Income taxes                                $(1,643,227)                    $ 3,400

            See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Covista Communications, Inc. (formerly Total-Tel USA Communications, Inc.) and Subsidiaries (the "Registrant") for the fiscal year ended January 31, 2000. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.

NOTE B -NEW ACCOUNTING PRONOUNCEMENTS

         In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities be recorded in the balance sheet as either an asset or liability measured at its fair value. The Registrant believes the adoption of SFAS No. 133, as amended by SFAS No. 138 will not have a material impact on the financial position or results of operations. The Registrant does not currently engage or plan to engage in any derivative or hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which must be adopted no later than the quarter ending January 31,2001. At this time, management has determined that the implementation of SAB 101 will not have a material effect on the Registrant's financial position and results of operations.

NOTE C -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share:

                                                              Nine Months Ended                    Three Months Ended
                                                   October 31, 2000   October 31, 1999   October 31, 2000   October 31, 1999
                                                   ----------------   ----------------   ----------------   -----------------
 Numerator:
         Loss available to                            $(5,283,380)       $(4,904,378)       $(2,403,065)        (5,539,315)
         Common Shareholders used in basic
         and diluted loss  per Common Share
Denominator:
         Weighted-average number of Common              7,303,600          7,024,076          7,316,521          7,166,232
         Shares used in basic loss per
         Common Share (1)

         Effect of diluted securities:
                  Common share options (2)                      -                  -                  -                  -
                                                      -----------        -----------        -----------         ----------

         Weighted-average number of Common              7,303,600          7,024,076          7,316,521          7,166,232
         Shares and diluted potential Common Shares   -----------        -----------        -----------         ----------
         used in diluted loss per Common Share

Basic loss per Common Share                               $(0.72)             $(0.70)            $(0.33)            $(0.77)
                                                          -------             ------             ------             ------
Diluted loss per Common Share                             $(0.72)             $(0.70)            $(0.33)            $(0.77)
                                                          -------             ------             ------             ------

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

         Summarized financial information concerning the Registrant's reportable segments is shown in the following table:

                                            RETAIL        WHOLESALE          TOTAL
                                            ------        ---------          -----
NINE MONTHS ENDED
OCTOBER 31, 2000

Net Sales                                $41,950,858      $57,852,745     $99,803,603
Gross margin                              10,738,278        3,541,404      14,279,682
Operating (loss) income                   (6,418,366)         990,797      (5,427,569)

NINE MONTHS ENDED
OCTOBER 31, 1999

Net Sales                                $53,009,981      $54,125,456    $107,135,437
Gross margin                              16,469,347        4,908,636      21,377,983
Operating (loss) income before
      other compensation                  (2,054,396)       2,980,768         926,372
Operating (loss) income after
      other compensation                  (4,909,632)          65,450      (4,844,182)



NOTE E - EMPLOYEE STOCK OWNERSHIP PLAN

On September 1, 1998, the Registrant established the TotalTel USA Communications, Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Concurrently with the establishment of the non-leveraged ESOP Plan, the Registrant contributed 600,000 shares of its Common Stock to the ESOP Plan. The Common Shares were recorded at fair value at the date contributed to the ESOP, totaling approximately $12.3 Million, with an offset to Unearned ESOP Shares in the Statement of Shareholders' Equity. The ESOP Plan is administered through a Trust by a Trustee as designated by the Board of Directors. No shares have been allocated from the ESOP Plan as of October 31, 2000.

In February 1999, the Registrant's Board of Directors authorized the termination of the ESOP Plan. The IRS has recently given its approval to terminate the ESOP, and the Registrant is in process of doing so. Upon termination of the ESOP Plan the Registrant will receive the shares from the Trust and return the shares to the authorized but unissued common stock.

NOTE F -STOCK OPTION REPRICING

On February 23, 2000, the Board of Directors passed a resolution allowing the Registrant to re-price all outstanding options granted under its 1996 and 1999 Stock Option Plans. All outstanding options at prices ranging from $14.63 to $21.50 per share were re-priced to $14.25 per share. All other terms and conditions, including vesting periods remained unchanged. The Registrant has applied FASB Interpretation No.44 "Accounting for Certain Transactions Involving Stock Compensation" related to stock option repricing. During the nine months ended October 31, 2000, there has been no financial statement impact based on the market values of the Registrant's common shares.

NOTE G -ACCESS CHARGE SETTLEMENT

In the second quarter of the current fiscal year, the Registrant received a cash payment of $1,264,483 from certain Bell Companies in settlement of a class action suit, to which the Registrant was a party, filed in 1992 relating to alleged overcharges by those companies. The settlement concluded the class action with the Bell Companies. The Registrant's portion of the settlement was not determined until the second quarter ended July 31, 2000. The cash payment was recorded as a separate line item as a reduction of costs and expenses in the quarter ended July 31, 2000.

NOTE H -INCOME TAXES

For the fiscal year ended January 31, 2000, the Registrant established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the quarter ended October 31, 2000, the Registrant continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the quarter's net operating loss. The result is that the net deferred tax asset of $6,172,587 is fully offset by the valuation allowance, and as such does not appear as an asset on the balance sheet. It will be reflected at full value when the net deferred tax asset can be utilized in future periods.

NOTE I -- OTHER COMPENSATION

On September 21, 1999 the Registrant entered into an agreement with Warren Feldman, Chairman of the Board of Directors and a shareholder of the Registrant. As part of this agreement, a lump sum in the amount of $900,000 was paid to Mr. Feldman in settlement of his employment agreement. The Registrant paid $650,000 and Mr. Walter Anderson, a major shareholder, paid $250,000. Mr. Feldman's Employment Agreement was to have been in effect until December 31, 2001. The Registrant expensed the $900,000 in the quarter ended October 31, 1999 with the $250,000 being accounted for as a capital contribution.

Simultaneously Revision LLC and Mr. Walt Anderson ("Revision/Anderson") and the Registrant entered into put option agreements with Warren Feldman, Sol Feldman ("the Feldmans") and Leon Genet, ("Genet") a director of the Registrant. These Put Option agreements allow the Feldmans and Genet the right to sell their shares of the Registrant to Revision/Anderson at a price of $16.00 per share and obligate Revision/Anderson to purchase the shares during an exercise period beginning on December 11, 1999 and ending at 5:00 PM on February 10, 2000. Revision/Anderson purchased the shares under the put option agreements prior to the deadline, with the exception of 100,778 shares still held by the Feldman's. The Registrant has no obligation to purchase any shares from the Feldmans or Genet. The closing market price of the Registrant's shares on September 21, 1999, the date of the agreements, was $12.25, and the total number of shares covered by the agreements was 1,208,137. Using a binomial valuation model with an interest rate of 5% and a volatility rate of 50%, the fair value of the Put agreements was determined to be $4.03 per share or $4,870,554. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83, the Registrant accounted for this non-cash transaction as a charge to expense and a credit to paid-in capital during the quarter ended October 31,1999.

                 THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

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

Results of Operations

         Net sales were approximately $99,804,000 for the first nine months of the current fiscal year, a decrease of approximately $7,331,000 or 6.8% as compared to the approximately $107,135,000 recorded in the first nine months of the prior fiscal year. Net sales for the third quarter of the current fiscal year were approximately $33,903,000, a decrease of approximately $3,085,000 or 8.3% as compared to the approximately $36,988,000 recorded in the third quarter of the prior fiscal year.

         Wholesale revenue for the nine-month period increased to approximately $57,853,000 an increase of approximately $3,727,000 or 6.9%. For the quarter ended October 31, 2000, wholesale revenue was approximately $21,227,000, an approximately $1,405,000 or 7.1% increase over the comparative quarter in the last fiscal year. Wholesale minutes sold in the nine-month period ended October 31, 2000 were approximately 466,439,000 minutes, an increase of approximately 47,778,000 minutes or 11.4%. Wholesale minutes sold in the quarter ended October 31, 2000 were approximately 172,149,000 minutes, an increase of approximately 15,344,000 minutes or 9.8%. The rate of revenue growth does not parallel the rate of volume growth due to the reduction of prices in the competitive wholesale market place.

         Retail revenues for the nine-month period were approximately $41,951,000, a decrease of approximately $11,059,000 or 20.9%. For the quarter ended October 31, 2000, retail revenues were approximately $12,677,000, an approximately $4,491,000 or 26.2% decrease over the comparative quarter in the last fiscal year. Retail minutes sold in the nine month period ended October 31, 2000 were approximately 459,670,000 minutes, a decrease of approximately 58,590,000 minutes or 11.3%. Retail minutes sold in the quarter ended October 31, 2000 were approximately 144,735,000 minutes, a decrease of approximately 27,238,000 minutes, or 15.8%. Decreases in both the retail selling price and volume is attributed to the intense price competition within the industry, and a decrease in the utilization of the the registrant's facilities The Registrant has experienced a reduction of approximately 1.1 cents per minute or 10.8% to an average billing rate per minute of 9.1 cents during the current fiscal year. This rate decrease equates to an approximately $5,066,000 reduction in retail sales. The volume decrease equates to an approximately $5,993,000 reduction in retail revenues. These two factors combined make up the approximately $11,059,000 shortfall over the prior year's nine month revenue. Given the competitive climate in the long distance telephone industry, there can be no assurance that the trend will abate during the remainder of the fiscal year.

         Cost of sales, excluding the access charge settlement, for the current nine-month period was approximately $86,788,000, an increase of approximately $1,031,000 or 1.2%. For the quarter ended October 31, 2000, cost of sales was approximately $29,730,000, a decrease of approximately $328,000 or 1.1% over the comparative quarter in the last fiscal year. These changes were unfavorable in relation to the 6.8% decrease in sales for the nine-month period and the 8.3% decrease in the third quarter. Included in cost of sales is approximately $2,073,000 of disputed charges on vendor invoices for the nine-month period ended October 31, 2000. During the current fiscal year the registrant filed approximately $4,320,000 of disputes with its vendors, of which approximately $1,991,000 has been settled in the registrant's favor, and approximately $256,000 denied. For the quarter ended October 31, 2000 the registrant filed approximately $1,868,000 of disputes with its vendors, of which approximately $1,268,000 has been settled in the registrant's favor, and approximately $60,000 denied. These disputes along with the increased volume of wholesale minutes sold, offset by the reduced retail volumes and reduced buy rates are the primary reason for the increase in cost of sales. The gross margin, excluding the line access settlement for the current nine-month period decreased to approximately 13.0% as compared to approximately 20.0% for the first nine months of the prior fiscal year, and decreased to 12.3% from 18.7% for the third quarter of the current fiscal year as compared to the third quarter of the prior fiscal year. These decreases in the gross margins are reflective of the disputed charges described above and the higher mix of lower margin wholesale product compared to the higher margin retail product, and the continued decrease in the retail selling prices. The retail to wholesale mix for the nine months ended October 31, 2000, was 42% to 58%. In the comparative prior fiscal period, the retail to wholesale mix was 49% to 51%.

         In the second quarter of the current fiscal year the Registrant received a cash payment of $1,264,483 from certain Bell Companies in settlement of a class action suit filed in 1992 relating to overcharges by those companies. The settlement concluded the class action with the Bell Companies. The cash payment was recorded as a reduction of line costs in the quarter.

         Selling, general and administrative expense for the nine-month period decreased to approximately $19,707,000 a decrease of approximately $883,000, or 4.3%. For the quarter ended October 31, 2000, selling, general and administrative expense was approximately $6,590,000, an approximately $662,000, or a 9.1% decrease over the comparative quarter in the last fiscal year. The decrease of approximately $883,000 for the nine month period was primarily comprised of savings in commission expense of approximately $1,274,000 due to the reduced sales volumes; a decrease in salaries, wages and fringe benefits of approximately $324,000 due to headcount reductions; and reduced advertising, promotion and selling expenses of approximately $776,000. This was offset by an increase in the provision for doubtful accounts of approximately $968,000 for certain wholesale business; an increase in depreciation expense of approximately $267,000; and an increase in office rent expense for new sales offices of approximately $140,000. The decrease of approximately $662,000 during the quarter ended October 31, 2000 as compared to the quarter ended October 31, 1999 was comprised primarily of savings in commission expense of approximately $610,000 due to reduced sales volume; reduced spending on advertising, promotion and selling expense of approximately $427,000; and a decrease of salaries, wages and fringes of approximately $140,000 due to reduced headcount. These cost savings were offset by increases of approximately $45,000 in depreciation expense; and a increase in the provision for doubtful accounts for certain wholesale accounts of approximately $478,000.

         Other compensation expense for the nine month and three month period ended October 31, 1999 of approximately $5,771,000 consisted of a non-cash charge of approximately $4,871,000 for the Put Option agreement as described in
Note I to the condensed financial statements, and $900,000 for the separation agreement as described in Note I to the condensed financial statements.

         For the reasons described above, the operating loss for the nine-month period ended October 31, 2000 was approximately $5,428,000, an increase in the operating loss of approximately $583,000 from the nine-month period ended October 31, 1999. The operating loss for the three-month period ended October 31, 2000 was approximately $2,416,000, an improvement in results of approximately $3,537,000 from the three-month period ended October 31, 1999.

         Total other income, net, for the current nine-month period was approximately $79,000 as compared to approximately $31,000 of total other expense, net, recorded in the prior year nine-month period. Total other income, net, for the current fiscal quarter was approximately $14,000 as compared to approximately $15,000 of total other income, net, recorded in the comparable period during the prior fiscal year. The approximately $110,000 change for the nine month period is due to reduced interest expense and increased interest income.

         Diluted loss per Common share was $.72 per share for the current nine-month period ended October 31, 2000 as compared to $.70 loss per share for the nine-months ended October 31, 1999. Diluted loss per Common share was $.33 per share for the current three-month period ended October 31, 2000 as compared to $.77 loss per share for the three-months ended October 31, 1999.

Liquidity and Capital Resources

         At October 31, 2000, the Registrant had negative working capital of approximately $5,109,000, a decrease of approximately $6,331,000 as compared to January 31, 2000. The ratio of current assets to current liabilities at October 31, 2000 decreased to 0.84:1, from the ratio of 1.04:1 at January 31, 2000. The decrease in working capital at October 31, 2000 was primarily attributable to a decrease in net accounts receivable of approximately $1,811,000; a decrease in current income taxes receivable of approximately $1,577,000; an increase in accounts payable of approximately $2,359,000; a decrease in cash and cash equivalents of approximately $799,000; an increase in accrued liabilities and salary and wages payable of approximately $187,000 and an increase in the current portion of long term debt of approximately $35,000. This was offset by an increase in the value of investments available for sale of $17,000 and an increase in prepaid expenses of approximately $420,000.

         The decrease in cash of approximately $799,000 was the result primarily of the net loss of approximately $5,283,000; purchases of fixed assets of approximately $3,082,000; the repayment of bank borrowings of approximately $422,000; and additions to deferred line installation costs of approximately $31,000. This was offset by non-cash charges for depreciation and amortization of approximately $2,547,000; doubtful accounts of approximately $1,100,000; non-cash compensation of approximately $103,000; the exercise of stock options for approximately $8,000; and the net change in assets and liabilities of approximately $4,261,000.

Capital  Expenditures

         Capital expenditures for the nine-month period ended October 31, 2000 were approximately $3,082,000. These expenditures were financed from funds provided by operations and working capital. The major expenditures were for expansion and upgrades of the New York switch site of approximately $1,179,000; the purchase of an Oracle software license of approximately $402,000; the purchase of a generator for the Newark, NJ switch site of approximately $170,000; ISP iniatiatives and an E-commerce platform for approximately $238,000; approximately $556,000 for new P.C.'s, and hardware and software upgrades to the LAN; purchase of furniture and fixtures for new sales offices of approximately $111,000 and other purchases for switch and NOC enhancements of $426,000. Planned spending for fiscal 2000 totals approximately $3,800,000. The remaining expenditures are slated for data warehousing, customer equipment, 800 redundancy and additional upgrades to the switches and LAN/WAN network. These expenditures are planned to be financed through working capital, vendor financing and additional lines of credit which the Registrant intends to negotiate with its current lender or other sources.

         The Registrant has a loan commitment from Gold and Appel Transfer SA, a principal shareholder of the Registrant, for $15,000,000 at an interest rate of 11 1/2%. The Registrant is also currently negotiating with a major New Jersey bank for a new line of credit. The Registrant has drawn down $1,143,340 of a prior loan commitment at an interest rate of 7.71% payable over five years.

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

                 THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEMS 1 - 3,5     Not applicable

ITEM   4          Submission of matters to a vote of security holders

                  The following matters were submitted to, and voted upon by, the Stockholders of the Registrant in conjunction with the 2000 Annual Meeting of Shareholders held on September 12, 2000 in Little Falls, New Jersey:

                  (1) To elect five directors

                  (2) To approve an amendment of the Registrant's Certificate of
                      Incorporation to change the name to Covista
                      Communications, Inc.

                  The five nominees consisted of Mr. Walt Anderson, the Registrant's Chairman of the Board; Mr. Leon Genet, a director; Mr. Henry Luken, a director; Mr. Jay J. Miller, a director and Mr. A. John Leach, a director. The stockholders approved the election of the five nominees to the Board by affirmative vote of a majority of the shares of Common Stock in person or by proxy, and entitled to vote at the annual meeting. Each of the following nominees received the following votes:

                  Name                       For                       Withheld
                  -------------              ---------                 ---------
                  Walt Anderson              7,230,730                  11,476
                  Leon Genet                 7,230,730                  11,476
                  Henry Luken                7,232,730                   9,476
                  Jay J. Miller              7,230,730                  11,476
                  A. John Leach              7,232,730                   9,476

                  The stockholders approved the amendment to the registrant's Certificate of Incorporation to change the name to Covista Communications, Inc. The proposal received 7,218,820 for the proposal and 17,030 against the proposal.

ITEM 6            Exhibits and reports on Form 8-K

                  (a) Exhibit - 27 - Financial Data Schedule

                  (b) Report on Form 8-K filed during the three months ended
                      October 31, 2000 on October 3, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COVISTA COMMUNICATIONS, INC.
                                  (Registrant)


Date      December  14, 2000              By  /S/  A. John Leach
      ---------------------------             ------------------------------
                                              A. John Leach
                                              President and Chief Executive Officer

Date      December  14, 2000              By  /S/ Thomas P. Gunning
      ---------------------------             -----------------------------
                                              Thomas P. Gunning,
                                              Vice President, Chief Financial Officer and
                                              Principal Accounting Officer