Form 10-K
period 2001-01-31
COVISTA COMMUNICATIONS INC
filed 2001-04-30
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark one)

 X       ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE  SECURITIES
----     EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the Fiscal year ended        JANUARY 31, 2001
                                  ---------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from                   to
                                       -------------------  --------------------

                          Commission File Number 0-2180

                          COVISTA COMMUNICATIONS, INC.
                         ------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Aggregate market value (based upon a $3.00 closing price) of the voting stock held by nonaffiliates of the Registrant as of April 25, 2001: $7,904,604

Number of shares of Common Stock outstanding on April 25, 2001: 11,769,405

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

ITEM 1.           Business

GENERAL

         Covista Communications, Inc. ("Covista", the "Registrant" or the "Company") is a leading regional facilities-based long distance telecommunications and internet service provider servicing both the commercial and wholesale marketplace. The Registrant's retail segment operates principally in the Northeast, primarily servicing small and medium-sized businesses. The Registrant's products and services include a broad range of voice, data and Internet solutions. The wholesale division provides domestic and international termination services to carriers worldwide at competitive rates. The Registrant currently owns and operates two long distance switches, in New York City and Newark, New Jersey. In addition, the Registrant currently owns and operates two carrier grade routers, a remote access server and an e-mail server located in New York City and Northern New Jersey for its internet service offerings. Covista has a Network Operations Center ("NOC") in Northern New Jersey, to monitor and control its New Jersey network and to coordinate its various services.

         Covista processes approximately 90% of all its call volume through its own facilities. The Registrant uses proven technology to provide customized telecommunications solutions to its customers.

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

         For Fiscal 2001, Covista had gross revenues of approximately $134 million, derived approximately 60% from wholesale and 40% from commercial services. For Fiscal 2000, the Registrant's gross revenues were approximately $140 million. The Registrant's commercial sales activities have been concentrated in Northern New Jersey and New York City, where, the Registrant believes, approximately half of all United States multinational corporations have headquarters. Based on industry sources, this area is believed to represent 40% of the total United States telecommunications market. For the near term, at least, Covista intends to focus its efforts on further penetrating commercial users of its services in the Northeast, from the Washington, D.C. market through Boston, Massachusetts, and to augment the services offered to its customers.

         The Registrant's principal executive offices are located at Overlook at Great Notch, 150 Clove Road, Little Falls, New Jersey 07424, and its telephone number is (973) 812-1100. The Registrant was incorporated in 1959 as Faradyne Electronics Corp. In November 1991, the Registrant changed its name from Faradyne Electronics Corp. to Total-Tel USA Communications, Inc. In September, 2000, the Registrant adopted its present name, Covista Communications, Inc.

                                INDUSTRY OVERVIEW

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

         Although the MFJ established the preconditions for competition in the market for long distance services in 1984, the market for local exchange services has, until recently, virtually been closed to competition and has largely been dominated by regulated monopolies. Efforts to open the local exchange market began in the late 1980s on a state-by-state basis.

         The Telecommunications Act of 1996, (the "1996 Act") is considered to be the most comprehensive reform of the nation's telecommunications laws and affects the development of competition for local telecommunications services. The 1996 Act provides for the removal of legal barriers to entry into the local telecommunications services market, the interconnection of the Incumbent Local Exchange Carrier (the "ILEC") network with competitors' networks and the relaxation of the regulation of certain telecommunications services provided by Local Exchange Carriers ("LECs") and others. Procedures and requirements were established to be followed by the RBOCs, including the requirement that RBOCs offer local services for resale as a precondition to their entering into the long distance and telecommunications equipment manufacturing markets.

         The continuing deregulation of the telecommunications industry and technological change has resulted in an increasingly information-intensive business environment. Regulatory, technological, marketing and competitive trends have substantially expanded the Registrant's opportunities in the converging voice and data communications services markets. For example, technological advances, including rapid growth of the Internet, the increased use of packet switching technology for voice communications, and the growth of multimedia applications, are expected to result in substantial growth in the high-speed data services market.

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

         The Registrant has observed that RBOCs and the Tier I carriers (carriers with annual revenues in excess of $5 billion), primarily concentrate their sales and marketing efforts on residential and large business customers. Thus, the Registrant believes there is a significant market opportunity with respect to small and medium-sized businesses to which customer service may be a significant part of their buying decision.

NETWORK

         The Registrant's strategy has been to develop a geographic concentration of revenue-producing customers through the sale of telecommunications services in areas where it has installed switching platforms.

CURRENT NETWORK

         Switches. Currently, the Registrant operates an advanced telecommunications network that includes two Alcatel switches, located in New York City and Newark, New Jersey. The Registrant has installed Alcatel DEX 600 switches in Newark and a Megahub DEX600E switch in New York, which provides interexchange switching capabilities and is currently being used as the Registrant's international gateway switching platform.

         During Fiscal 2001, the Registrant billed approximately 1.25 billion minutes, with approximately 90% of its minutes over its own switches. The Registrant believes that increasing the traffic carried on its own network would improve operating margins.

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

          Internet. Currently, the Registrant owns and operates an IP (Internet Protocol) Network that includes two Cisco 7500 routers, located in New York City. The Registrant also owns and operates an Ascend TNT remote access server
(RAS) located in New York. The RAS provides dial-up Internet access services. Through associations with providers of wholesale Digital Subscriber Lines ("DSL"), the Registrant offers DSL internet service in the Philadelphia, New York, New Jersey and Connecticut markets. The Registrant also offers internet services over dedicated DS0, DS1 and DS3 digital transmission circuits.

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

         Security and Reliability. The Registrant has a NOC in Northern New Jersey, which monitors and controls the Registrant's network and coordinates its various services from a central location, increasing the security, reliability and efficiency of the Registrant's operations. Centralized electronic monitoring and control of the Registrant's network allows the Registrant to avoid duplication of this function in each switch site. The NOC also helps reduce the Registrant's per-customer monitoring and customer service costs. In addition, the Registrant's network employs an "authorized access" architecture. Unlike many telecommunications companies, which allow universal access to their network, the Registrant utilizes an automatic number identification security screening architecture which ensures only the Automatic Number Identification
(ANIs) of those users who have subscribed to the Registrant's services and have satisfied the Registrant's credit and provisioning criteria have access to the network. The Registrant believes that this architecture provides the Registrant the ability to better control bad debt and fraud in a manner which is invisible and nonintrusive to the customer. This architecture also allows the Registrant to better manage network capacity, as unauthorized and unplanned users cannot access the network.

                         PRINCIPAL PRODUCTS AND SERVICES

PRODUCT AND SERVICE OFFERINGS

         The Registrant offers retail telecommunications services primarily to small and medium-sized businesses. The Registrant's retail service offerings currently include long distance and toll-free services (both with and without an AIN), multiple access options, calling card, data, Internet access, DSL, e-mail, facsimile, directory assistance and teleconferencing services. The Registrant's wholesale services include domestic and international termination and transport services to domestic and international telecommunications carriers.

CURRENT SERVICES

         Retail Services. The Registrant provides retail telecommunications services to over 10,000 commercial customers, primarily small and medium-sized businesses located in the Northeastern region of the United States. The Registrant sells retail services through its direct retail sales force and independent marketing representatives. Retail commercial communications services accounted for approximately 40% of the Registrant's Fiscal 2001 revenues, and produced revenues of approximately $53,487,000 in Fiscal 2001 and $69,023,000 in Fiscal 2000. Retail revenues fell in fiscal 2001 due to continued downward pricing pressure and reductions in volume, which the Registrant attributes to ever increasing competition within the industry. While the Registrant believes that it may return to its previous volume levels, as the worldwide demand for communications services increases, it also believes that the intense competition for those minutes from other telecommunications providers will continue to force down prices. This continued downward effect on price may adversely affect operations.

The Registrant's retail services include the following:

       o LONG DISTANCE: The Registrant offers a full range of switched and dedicated domestic and international long distance services, including "1+" outbound service in all 50 states along with global termination to over 200 countries. Long distance services include intra-LATA, inter-LATA, and worldwide international services. Long distance features include both verified and non-verified accounting codes, station-to-station calling, third-party calling, directory assistance and operator-assisted calling.

       o TOLL-FREE SERVICES: The Registrant offers a full range of switched and dedicated domestic toll-free services, including toll-free origination in all 50 states, international toll-free origination from over 30 countries, and toll-free directory assistance. AIN enhanced toll-free services include the following features: Command Routing, Dialed Number Identification Service Area Code/Exchange Routing, Real Time Automatic Number Identification Delivery, Day-of-Year Routing, Day-of-Week Routing, Time-of-Day Routing, Percentage Allocation Routing, PIN protected 800 services, integrated voice response services and store locator services.

       o ACCESS OPTIONS: The Registrant offers its long distance and toll-free customers multiple access options, including dedicated access at DS0, DS1, and DS3 speed(s) and switched access.

       o CALLING CARD AND SERVICES: The Registrant offers nationwide switched access, customized calling card services. Customers have the option of calling cards, which are personalized, branded or generic.

       o INTERNET: The Registrant currently offers high-quality, dedicated DSL and dial-up Internet access, e-mail, IP addressing and Domain Name Services.

       o DATA SERVICES: The Registrant offers advanced data transmission services, including private line and Frame Relay services. Data services have multiple access options, including dedicated access at DS0, DS1, and DS3 speed(s) and switched access.

       o CUSTOMER MANAGEMENT CONTROL FEATURES: All of the Registrant's customers have the option of customized management reporting features, including interstate/intrastate area code summaries, international destination matrix, daily usage summaries, state summaries, time of day summaries, duration distribution matrix, exception reporting of long duration calls, and incomplete and blocked call reporting.

Wholesale Services. The Registrant offers the following wholesale services: domestic and international termination, switch ports, colocation facilities and transport services to a broad spectrum of domestic and international carriers. The Registrant offers international wholesale termination and transport services primarily to domestic and international telecommunications carriers. Once the Registrant interconnects with a carrier customer, the carrier may utilize the Registrant on an as-needed basis, depending upon the pricing offered by the Registrant and its competitors, as well as capacity. The Registrant has been tested and approved as an authorized carrier for, and included in the routing tables of all of its long distance and international carrier customers. Wholesale revenues were approximately $79,743,000 and $70,737,000 during Fiscal 2001 and Fiscal 2000, respectively.

                                  CUSTOMER BASE

TELECOMMUNICATIONS SERVICES MARKET

         Overview of the United States Market. The United States market for telecommunications services can be divided into four basic service sectors: long distance, local exchange, Internet access and international.

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

MARKET OPPORTUNITIES

         As a result of the 1996 Act and other federal, state, and international initiatives, numerous telecommunications markets have been opened to competition. In addition, the increasing globalization of the world economy, along with increased reliance upon data transmission and Internet access, has expanded traditional telecommunications markets. The Registrant has targeted its services principally to small and medium-sized businesses based upon its belief that such customers are not aggressively targeted by Tier I providers and are underserved with respect to customer service and support.

                                   COMPETITION

OVERVIEW

         The Registrant operates in a highly competitive industry and estimates that it has no greater than a 1% share of the market in which it operates. The Registrant expects that competition will continue to intensify in the future due to regulatory changes, including the continued implementation of the 1996 Act, and further increases in the size, resources, and number of market participants. In each of its markets, the Registrant will face competition from larger, better capitalized Tier I and Tier II providers and ILECs and CLECs. While new business opportunities may be made available to the Registrant through the 1996 Act and other federal and state regulatory initiatives, regulators are likely to provide ILECs with an increased degree of flexibility with regard to pricing of their services as competition increases.

         Competition for the Registrant's products and services is based upon price, quality, the ability to bundle services, name recognition, network reliability, service features, billing services, perceived quality and responsiveness to customers' needs. While the Registrant believes that it currently has certain advantages relating to price, quality, customer service and responsiveness to customer needs, there is no assurance that the Registrant will be able to maintain these advantages or obtain additional advantages. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to the Registrant. Many of the Registrant's existing and potential competitors have financial, technical, and other resources significantly greater than those of the Registrant. In addition, in December, 1997, the FCC issued rules to implement the provisions of the World Trade Organization Agreement on Basic Telecommunications, which was drafted to liberalize restrictions on foreign ownership of domestic telecommunications companies and to allow foreign telecommunications companies to enter domestic markets. The new FCC rules went into effect in February, 1998 and are expected to make it substantially easier for many non-United States telecommunications companies to enter the United States market, thus further increasing the number of competitors. The new rules will also give non-United States individuals and corporations greater ability to invest in United States telecommunications companies, thus increasing the financial and technical resources potentially available to existing and potential competitors as well as Registrant.

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

         Tier I providers and other carriers have implemented new price plans aimed at residential customers with significantly simplified rate structures, which may have the impact of lowering overall long distance prices. There can also be no assurance that long distance carriers will not make similar offerings available to the small to medium-sized businesses, which the Registrant primarily serves. While the Registrant believes that small and medium-sized business customers are not aggressively targeted by large long distance providers, such as the Tier I providers, there can be no assurance that the Registrant's customers and potential customers will not be targeted by these or other providers in the future. Additional pricing pressure may come from IP transport, which is a developing use of packet-switched technology which can transmit voice communications at a cost which may be below that of traditional circuit-switched long distance service. While IP transport is not yet available in all areas, requires the dialing of additional digits. While the service has generally produced sound quality inferior to traditional long distance service, it could eventually be perceived as a substitute for traditional long distance service. This, in turn, could put further pricing pressure on long distance rates. Any reduction in long distance prices may have a material adverse effect on the Registrant's business, financial condition and results of operations.

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

                             GOVERNMENT REGULATIONS

OVERVIEW

         The Registrant's services are subject to regulation by federal, state and local governmental agencies. The FCC exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory agencies retain jurisdiction over carriers' facilities and services to the extent they are used to originate or terminate intrastate communications. Municipalities and other local government agencies may require carriers to obtain licenses or franchises regulating use of public rights-of-way necessary to install and operate their networks. The networks are also subject to numerous local regulations such as building codes, franchises, and rights of way licensing requirements. Many of the regulations issued by these regulatory bodies may be subject to judicial review, the results of which the Registrant is unable to predict.

FEDERAL REGULATIONS - THE 1996 ACT

         Statutory Requirements. The 1996 Act requires all LECs (including ILECs and CLECs (i) not to prohibit or unduly restrict resale of their services; (ii) to provide local number portability; (iii) to provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listings; (iv) to afford access to poles, ducts, conduits, and rights-of-way; and (v) to establish reciprocal compensation arrangements for the transport and termination of local telecommunications traffic. It also requires ILECs to negotiate local interconnection agreements in good faith and to provide interconnection (a) for the transmission and routing of telephone exchange service and exchange access, (b) at any technically feasible point within the ILEC's network, (c) which is at least equal in quality to that provided by the ILEC to itself, its affiliates, or any other party to which the ILEC provides interconnection, and (d) at rates and terms and conditions which are just, reasonable and nondiscriminatory. ILECs also are required under the 1996 Act to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, to offer their local telephone services for resale at wholesale rates, and to facilitate colocation of equipment necessary for competitors to interconnect with or access Unbundled Network Elements ("UNEs").

         The 1996 Act also eliminates the existing AT&T antitrust consent decree, which barred the provision of long distance services and manufacturing by the RBOCs. In addition, the 1996 Act requires RBOCs to comply with certain safeguards and offer interconnection which satisfies a prescribed 14-point competitive checklist before RBOCs are permitted to provide in-region inter-LATA services. These safeguards are designed to ensure that the RBOCs competitors have access to local exchange and exchange access services on nondiscriminatory terms and that the subscribers of regulated non-competitive RBOC services do not subsidize their provision of competitive services. The safeguards also are intended to promote competition by preventing RBOCs from using their market power in local exchange services in order to obtain an anti-competitive advantage in the provision of other services. RBOCs have the ability to provide out-of-region long-distance services and, if they obtain authorization and under prescribed circumstances, may provide additional in-region long-distance services. In December 1999, the FCC granted Bell Atlantic's (now Verizon) application to offer in-region long distance services in New York, marking the first time since the breakup of AT&T that an RBOC has been able to provide its customers with both local and long distance service.

         The 1996 Act also granted important regulatory relief to industry segments which compete with CLECs. ILECs were given substantial new pricing flexibility. RBOCs also were granted new rights to provide certain cable TV services. Inter Exchange Carriers ("IXCs") were permitted to construct their own local facilities and/or resell local services. State laws may no longer require CATVs to obtain a franchise before offering telecommunications services nor permit CATVs' franchise fees to be based on their telecommunications revenue. In addition, under the 1996 Act, all utility holding companies are permitted to diversify into telecommunications services through separate subsidiaries.

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

The U.S. Supreme Court affirmed the authority of the FCC to establish rules governing interconnection. The Registrant believes that additional disputes regarding interconnection issues and other related FCC actions are likely. In particular, the Supreme Court remanded to the FCC issues regarding what UNEs the FCC will require ILECs to make available to competitors. In November 1999, the FCC released a decision modifying the list of UNEs which all ILECs must offer to other carriers. The Eighth Circuit decisions and their reversal by the Supreme Court continue to cause uncertainty about the rules governing the pricing, terms and conditions of interconnection agreements. The Supreme Court's ruling and further proceedings on remand (either at the Eighth Circuit or the FCC) may affect the scope of the PUCs' and PSCs' authority to conduct arbitration proceedings or to implement or enforce interconnection agreements. The ruling could also result in new or additional rules being promulgated by the FCC. Given the ongoing uncertainty surrounding the effect of the Eighth Circuit decisions and the decision of the Supreme Court reversing them, the Registrant may not be able to obtain or enforce interconnection terms acceptable to it or that are consistent with its business plans.

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

         o TARIFFS. As a non-dominant carrier, the Registrant may install and operate facilities for the transmission of domestic interstate communications without prior FCC authorization. Services of non-dominant carriers have been subject to relatively limited regulation by the FCC, primarily consisting of the filing of tariffs and periodic reports. However, non-dominant carriers like the Registrant must offer interstate services on a nondiscriminatory basis, at just and reasonable rates, and remain subject to FCC complaint procedures. With the exception of informational tariffs for operator-assisted services and tariffs for interexchange casual calling services, the FCC has ruled that IXCs must cancel their tariffs for domestic interstate interexchange services. Tariffs continue to be required for international services. Pursuant to these FCC requirements, the Registrant has filed and maintains tariffs for its interstate services with the FCC. All of the interstate access and retail "basis" services (as defined by the FCC) provided by the Registrant are described therein. "Enhanced" services (as defined by the FCC) need not be tariffed. The Registrant believes that its proposed enhanced voice and Internet services are "enhanced" services which need not be tariffed. However, the FCC is reexamining the "enhanced" definition as it relates to IP transport and the Registrant cannot predict whether the FCC will change the classification of such services.

         o INTERNATIONAL SERVICES. Non-dominant carriers such as the Registrant are required to obtain FCC authorization pursuant to
              Section 214 of the Communications Act and file tariffs before providing international communication services. The Registrant has obtained authority from the FCC to engage in business as a resale and facilities-based international carrier to provide voice and data communications services between United States and all foreign points.

         o ILEC PRICE CAP REGULATION REFORM. In 1991, the FCC replaced traditional rate of return regulation for large ILECs with price cap regulation. Under price caps, ILECs can raise prices for certain services by only a small percentage each year. In addition, there are constraints on the pricing of ILEC services which are competitive with those of CLECs. In September 1995, the FCC proposed a three-stage plan which would substantially reduce ILEC price cap regulation as local markets become increasingly competitive and, ultimately, would result in granting ILECs nondominant status. Adoption of the FCC's proposal to reduce significantly its regulation of ILEC pricing would significantly enhance the ability of ILECs to compete against the Registrant and could have a material adverse effect on the Registrant. The FCC released an order in December, 1996 that adopted certain of these proposals, including the elimination of the lower service band index limits on price reductions within the access service category. The FCC's December 1996 order also eased the requirements necessary for the introduction of new services by ILECs. In May, 1997, the FCC took further action updating and reforming its price cap plan for the ILECs. Among other things, the changes require price cap LECs to reduce their price cap indices by 6.5 percent annually, less an adjustment for inflation. The FCC also eliminated rules that require ILECs earning more than certain specified rates of return to "share" portions of the excess with their access customers during the next year in the form of lower access rates. In August, 1999, the FCC again took action designed to grant greater flexibility to price cap LECs as competition develops. These reforms should facilitate the removal of services from price cap regulation as competition develops in the marketplace. The order granted immediate pricing flexibility to price cap LECs in the form of streamlined introduction of new services, geographic deaveraging of rates for services in the trunking basket, and removal, upon implementation of toll dialing parity, of certain interstate interexchange services from price cap regulation. These actions could have a significant impact on the interstate access prices charged by the ILECs with which the Registrant expects to compete.

         o ACCESS CHARGES. Over the past several years, the FCC has granted ILECs significant flexibility in their pricing of interstate special and switched access services. Under this pricing scheme, ILECs may establish pricing zones based on access traffic density and charge different prices for each zone. The Registrant anticipates that this pricing flexibility should result in ILECs lowering their prices in high traffic density areas, the probable area of competition with the Registrant. The Registrant also anticipates that the FCC will grant ILECs increasing pricing flexibility as the number of interconnections and competitors increases. In May, 1997, the FCC took action to reform the current interstate access charge system. The FCC adopted an order which makes various reforms to existing rate structures for interstate access designed to move access charges, over time, to more economically efficient rate levels and structures. The FCC recently granted LECs additional pricing flexibility. As such, the carriers may offer volume discounts which may benefit larger long distance carriers.

              The FCC has also implemented changes in interstate access rules that result in restructuring of the access charge system and changes in access charge rate levels. As of January 1998, access charges incurred by the Registrant are being passed on to end users. In May 1999, the U.S. Court of Appeals (D.C. Circuit) sent the access rate formula back to the FCC for further explanation regarding how certain factors were calculated. These and related actions may change access rates. If the formula is upheld, and access rates are reduced, the result will be a lower cost of providing long distance service, especially to business customers. The impact of these new changes will not be known until they are fully implemented over the next several years. In a related proceeding, the FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like the Registrant pay fees calculated as a percentage of revenue to support these goals. The full implications of these changes remains uncertain and subject to change.

         o PICC. As part of Access Reform mandated in the Telecommunications Act of 1996, beginning in 1998, local phone companies were permitted to assess the Pre-subscribed Interexchange Carrier Charge, also known as "PICC." The "PICC" is a monthly per line cost charged by the local telephone company to every long distance carrier for each customer phone line that is pre-subscribed to that carrier. These charges are passed on to the end users.

         o UNIVERSAL SERVICE REFORM. In May, 1997, the FCC released an order which reforms the current system of interstate universal service support and implements the universal service provisions of the 1996 Act. The FCC established a set of policies and rules designed to ensure that low-income consumers and consumers who live in rural, insular and high-cost areas receive a defined set of local telecommunications services at affordable rates. This was to be accomplished in part through expansion of direct consumer subsidy programs and in part by ensuring that rural, small and high-cost LECs continue to receive universal service subsidy support. The FCC also created new programs to subsidize connection of telecommunications networks to eligible schools, libraries and rural health care providers. These programs were to be funded by assessment of eligible revenue of nearly all providers of interstate telecommunications carriers, including the Registrant.

              The Registrant, like other telecommunications carriers providing interstate telecommunications services, is required to contribute a portion of its end-user telecommunications revenue to fund universal service programs. These contributions became due beginning in 1998 for all providers of interstate telecommunications services. Such contributions were to be assessed based on intrastate, interstate and international end user telecommunications revenue. Contribution factors vary quarterly and carriers, including the Registrant, are billed each month. In addition, many state regulatory agencies have instituted proceedings to revise state universal fund contribution requirements which will vary from state to state. Recently, the U.S. Court of Appeals for the Fifth Circuit rejected the FCC's effort to base contributions in part on intrastate revenues. The FCC's universal service program may be altered as a result of appeals, agency reconsideration of its actions, or future Congressional legislation.

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

              In October, 1999 the FCC adopted a new high-cost universal service support mechanism for non-rural carriers. The new mechanism is based on the forward-looking costs of providing supported services as determined by the Commission's cost model. The forward-looking support mechanism provides support to non-rural carriers in those states that have a statewide average forward-looking cost per line greater than the national benchmark, which is set at 135 percent of the national average forward-looking cost per line. The FCC's decisions regarding universal service could have a significant impact on future operations of the Registrant.

         o COLOCATION. In March, 1999, the FCC released its Colocation Order which requires ILECs to permit CLECs to colocate any equipment used for interconnection or access to unbundled network elements even if that equipment includes switching or enhanced service functions. Among other things, the Colocation Order also prohibits ILECs from placing any limits on the use of switching or enhanced features for collocated equipment, and requires ILECs to make cageless colocation available and permit CLECs to construct their own cross-connect facilities.

              In March, 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated limited portions of the Collocation Order, holding certain definitions contained in FCC rules were impermissibly broad. The Court remanded the Collocation Order, in part, for further FCC consideration of these issues. The FCC will be instituting proceedings to comply with the Court's remand.

         o LINE SHARING. In November, 1999, the FCC adopted a new order requiring ILECs to provide line sharing, which will allow CLECs to offer data services over the same line the consumer uses for voice services, without the CLECs being required to offer the voice services. State commissions have been authorized to establish the prices to the CLECs for such services. The decision has been appealed.

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

         Some states in which the Registrant operates are considering legislation which could impede efforts by new entrants in the local services market to compete effectively with ILECs. For example, some state PSCs and PUCs are currently considering actions to preserve universal service and promote the public interest. Such actions may impose conditions on the certificate issued to an operator which would require it to offer service on a geographically widespread basis through (i) the construction of facilities to serve all residents and business customers in such areas, (ii) the acquisition from other carriers of network facilities required to provide such service, or (iii) the resale of other carriers' services. The Registrant believes that state PSCs and PUCs have limited authority to impose such requirements under the 1996 Act. The imposition of such conditions by state PUCs, however, could increase the cost to operating companies of providing local exchange services or otherwise affect an operating company's flexibility to offer services.

         The Registrant has obtained intrastate authority for the provision of resold interexchange services through certification or registration in every state where it is required. The Registrant has CLEC certifications pending in several states. There can be no assurance that the Registrant will receive the authorizations it may seek in the future to the extent it expands into other states or seeks to provide additional services. In most states, the Registrant is required to file tariffs setting forth the terms, conditions and prices for services which are classified as intrastate.

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

                                    PERSONNEL

         As of the April 11, 2001, the Registrant and its subsidiaries employed 212 full-time and part-time employees in its long distance telecommunication business, of whom 79 were engaged in sales activities, 16 in customer service and support, 44 in technical and field services, 27 in data processing, and 46 in general and administrative activities. The Registrant also utilizes the services of approximately 70 independent sales agents. The Registrant considers its relations with its employees to be satisfactory.

ITEM 2.           Properties

         On November 15, 1993, and December 28, 1993, the Registrant entered into leases for an aggregate of approximately 3,500 square feet of space at 744 Broad Street, Newark, New Jersey, for its switching equipment. The lease ran from January 1, 1994 through December 31, 1998, with an option to renew the lease through August 31, 2002, which has been exercised. The annual rental of $63,200 also requires the tenant to pay a proportionate share of any increase in the "Consumer Price Index", U. S. City Average over the base year.

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

         On February 22, 1994, the Registrant entered into a lease, subsequently modified on April 15, 1994, for approximately 17,700 square feet of space at 150 Clove Road, Little Falls, New Jersey to be used as sales, executive and administrative offices. The lease provided for a rent holiday until July 1995, after which the annual rental would be approximately $360,000. The lease is for five years and ten months and has been amended by a second lease modification agreement dated February 9, 1995 whereby the Registrant leased approximately 6,700 additional square feet of space at the same location at an additional annual rental of $121,707 for the first four years and $138,154 for the next year and two months. The modified agreement also extended the term of the existing lease for an additional two years to August 14, 2002 at a then annual rental of $563,000. The lease requires the payment of the tenant's proportionate share of operating expenses and real estate tax increases over the base year. There are two five year renewal options.

         On January 30, 1997, the Registrant entered into a third modification of its lease for approximately 16,640 square feet of additional office space at its existing facility at 150 Clove Road, Little Falls, New Jersey. The annual rental on the additional space was $357,760 per annum from July 1, 1997 through February 14, 1998, is $366,800 per annum from February 15, 1998 through August 14, 2000, and will be $384,820 per annum from August 15, 2000 through August 14, 2002. In addition, the Registrant is obligated for its proportionate share of increases in real estate taxes and operating expenses over the base year. There are two five year renewal options, requiring nine months' prior notice.

         On November 1, 1996, the Registrant entered into a lease for approximately 8,300 square feet of space at 40 Rector Street, New York City, New York, for use as a second switching facility. The term of the lease is for fifteen years and ten months from the date of commencement, which was March 1, 1997. Rental payments are $163,918 per annum for the first five years after commencement, $166,480 per annum for the next five years, and $183,128 per annum for the remaining five years and ten months. The lease requires the payment of the tenant's proportional share of increased operating expenses and real estate taxes over the base year.

         On November 8, 1996, a subsidiary of the Registrant entered into a lease for approximately 2,300 square feet of office space in New York City, New York at an annual rental of approximately $77,781. The lease commenced February 1, 1997 and is for sixty three (63) months. The lease requires the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year.

         On February 6, 1998, the Registrant entered into a lease for approximately 5,000 square feet of space at 28 W. Flagler Street, Miami, Florida. The term of the lease is 15 years, commencing February 1, 1998. The annual rental is approximately $116,160, with an annual adjustment based on the Revised Urban Wage Earners and Clerical Workers Index, capped at a maximum of 3% increase over the prior year's rental payment. In addition, the Registrant is liable for its proportionate share of increases in real estate taxes and operating expenses over the base year. The Registrant sublet this space on January 1, 2000 for the balance of its term, to another tenant at an annual rate of approximately $116,160, subject to adjustments.

         On September 1, 1998, the Registrant entered into a five year lease, commencing September 1, 1998 for 3,008 square feet of space at 500 Cypress Creek Road, Fort Lauderdale, Florida. Rental payments were $48,128 per annum from September 1, 1998 to August 31, 1999, $50,554 from September 1, 1999 to August 31, 2000, $53,061 from September 1, 2000 to August 31, 2001, $55,708 from
September 1, 2001 to August 31, 2002 and $58,506 from September 1, 2002 to August 31, 2003. The lease requires the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year. In January, 2000 the Registrant entered into a modification of the lease whereby the space was reduced to 1,200 square feet. Rental payments have been modified to be $30,300 from February 15, 2000 to February 14, 2001, $33,033 from February 15, 2001 to February 14, 2002, $34,587 from February 15, 2002 to February 14, 2003 and $32,538 from February 15, 2003 to February 14, 2004. The Registrant has sublet this space to another tenant.

         On August 20, 1999, the Registrant entered into a three year lease, commencing August 20, 1999 for 2,770 square feet of space at 20 Crossways Park North, Woodbury, New York. Rental payments were $62,235 per annum from October 1, 1999 to August 31, 2000, and are $64,818 from September 1, 2000 to August 31, 2001 and $67,422 from September 1, 2001 to August 31, 2002. The lease requires the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year.

         On November 17, 1999, the Registrant entered into a three year lease, commencing November 17, 1999 for 2,186 square feet of space at One Landmark Square, Stamford, Connecticut. Rental payments were $50,278 per annum from November 17,1999 to November 16,2000, are $51,371 from November 17,2000 to November 16, 2001, and $51,556 from November 17, 2000 to November 16, 2002. There is an option to renew for three years, upon nine months' prior written notice. The lease requires the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year.

         On October 11, 1999, the Registrant entered into a three year lease, commencing October 11,1999 leasing 1,926 square feet of space at 1810 Chapel Avenue West, Cherry Hill, New Jersey. Rental payments are $38,520 per annum from October 11,1999 to October 31,2002. There is an option to renew for three years, upon nine months' prior written notice. The lease requires the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year.

         The renewable options generally provide for rentals to be determined by the then prevailing fair market rental rates for similar real estate in the area.

ITEM 3.           Pending Legal Proceedings

         The Registrant brought suit in Civil Court of the City of New York, County of New York against a customer, Community Network Services, Inc. d/b/a Telecommunity, for the recovery of an account receivable of $45,346, plus interest, attorneys fees and damages. Defendant asserted a counter claim against the Registrant in the Supreme Court of the State of New York, County of New York alleging breach of contract and seeks compensatory and punitive damages of $1,300,000. The Registrant believes the counter suit is without merit and is vigorously defending this action.

ITEM 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of Fiscal 2001.

                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

                                     PART II

ITEM 5. Market for Registrant's Common Stock and Related Security Holder Matters

COMMON STOCK

         The Registrant's authorized capital stock consists solely of 50,000,000 shares of Common Stock. An increase in the number of authorized shares from 20,000,000 was approved at the Shareholder's Meeting held on February 23, 2000. Holders of the Registrant's Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor. Each holder of Common Stock is entitled to one vote for each share held. There is no right to cumulative voting. Upon liquidation, dissolution, or winding up of the Registrant, the holders of Common Stock are entitled to receive a pro rata share of all assets available for distribution to stockholders. The Common Stock has no pre-emptive or other subscription rights, and there are no conversion or redemption rights with respect to such shares.

           Effective on July 1, 1996, the Registrant distributed 1,873,420 shares of Common Stock in connection with a 2-for-1 stock split of all outstanding shares as of June 15, 1996. Effective on July 15, 1998, the Registrant distributed 4,207,887 shares of Common Stock in connection with a 2-for-1 stock split of all outstanding shares as of June 30, 1998. As of the date of this report, there were 11,769,405 shares of Common Stock issued and outstanding, inclusive of 600,000 shares held by the Registrant's ESOP which the Registrant is seeking to cancel, held by 720 persons, as reported by the Registrant's transfer agent.

PRICE RANGE OF THE COMMON STOCK

         The Registrant's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System under the Symbol CVST. The following table sets forth, for the quarterly fiscal periods indicated, the high and low closing sales prices for the Registrant's Common Stock in such market, as reported by the National Association of Securities Dealers, Inc.


         FISCAL 2001                            HIGH               LOW
         -----------                            ----               ---
         February 1, 2000 thru April 30          15                9 3/16
         May 1 thru July 31                      12 6/16           6
         August 1 thru October 31                9 1/2             3 5/8
         November 1 thru January 31, 2001        4 15/16           5/8

         FISCAL 2000
         -----------

         February 1, 1999 thru April 30          19 15/16          16
         May 1 thru July 31                      18 3/4            11 1/2
         August 1 thru October 31                14 5/8            10 15/16
         November 1 thru January 31, 2000        15 3/4            12


         Registrant has not paid or declared any cash dividends during the past two fiscal years and does not anticipate paying any in the foreseeable future.

ITEM 6.           Selected Financial Data


                                                        (In thousands except per share amounts)

                                                                Year ended January 31,
                                       ---------------------------------------------------------------------
RESULTS OF OPERATIONS:                  2001           2000            1999           1998          1997
                                      ---------     ----------      ---------      ---------     ----------


Net sales                             $ 133,230      $ 139,760      $ 137,283      $ 123,286     $  89,326

Net (Loss) earnings                   $  (8,629)     $  (9,414)     $  (3,418)     $   1,094     $     492

Weighted average
 common shares
    outstanding (a)

  Basic                                   7,324          7,069          6,818          6,213         5,883

  Diluted                                 7,324          7,069          6,818          6,842         6,739

(Loss) earnings per common and
    common equivalent shares

Basic (Loss) earnings per share       $   (1.18)     $   (1.33)     $   (0.50)     $    0.18     $    0.08

Diluted (Loss) earnings per share     $   (1.18)     $   (1.33)     $   (0.50)     $    0.16     $    0.07

Cash dividends per
    common share                           None           None           None           None          None

Additions to property
    & equipment                       $   3,227      $   3,019      $   4,727      $   3,268     $   6,397

Depreciation and
    amortization                      $   3,578      $   2,985      $   2,785      $   2,028     $   1,382

FINANCIAL POSITION:

Working Capital                       $  (7,734)     $   1,222      $   1,261      $   7,936     $   5,419

Property and equipment - net          $  13,021      $  13,317      $  14,473      $  12,406     $  11,066

Total assets                          $  39,097      $  45,184      $  45,692      $  40,245     $  31,029

Long-term debt                        $     382      $     997      $   1,566      $   2,092     $   2,940

Shareholders' Equity                  $   5,777      $  14,007      $  16,442      $  18,598     $  14,772

Common shares
    outstanding (a)                       7,969          7,944          7,605          6,679         5,891



(a) All per share amounts have been restated to reflect the 2 for 1 stock split distributed July 1, 1998.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is presented to assist in assessing the changes in financial condition and performance of the Registrant for the fiscal years ended January 1, 1999 (Fiscal 1999), January 31, 2000 (Fiscal 2000) and January 31, 2001 (Fiscal 2001). The following information should be read in conjunction with the financial statements and related notes and other detailed information regarding the Registrant included elsewhere in this report and should not be construed to imply management's belief that the results, causes or trends presented will necessarily continue in the future. Certain information contained below and elsewhere in this annual report, including information with respect to the Registrant's plans and strategy for its business, are "forward-looking statements."

New Accounting Pronouncements

          Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective February 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operation, or cash flows of the Company.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which was adopted during the quarter ending January 31, 2001. The implementation of SAB 101 did not have a material effect on the Company's financial position and results of operations.

                              RESULTS OF OPERATIONS

                     FISCAL 2001 AS COMPARED TO FISCAL 2000

REVENUES

         Net sales of telecommunications services and systems for the fiscal year ended January 31, 2001 were approximately $133,230,000, a decrease of approximately $6,530,000 or 4.7% from the approximately $139,760,000 of net sales in Fiscal 2000. These revenues were comprised of retail sales of approximately $53,487,000 and wholesale sales of approximately $79,743,000. The Registrant billed approximately 1,255,437,000 minutes in Fiscal 2001 as compared to approximately 1,242,942,000 minutes in Fiscal 2000, an increase of 12,495,000 minutes or 1.0%.

         Net retail sales for Fiscal 2001 were approximately $53,487,000, a decrease of approximately $15,536,000, or 22.5% from the approximately $69,023,000 billed in Fiscal 2000. Retail billed minutes were approximately 600,381,000, a decrease of approximately 80,333,000 minutes or 11.8%, from the retail minutes of approximately 680,714,000 billed in Fiscal 2000. The average price per minute has decreased approximately 13.8% as the industry continues to experience decreased price per minute of usage. The Registrant does not foresee that this trend in pricing will abate in the near future.

         Net wholesale (carrier) sales for Fiscal 2001 were approximately $79,743,000, an increase of approximately $9,006,000 or 12.7% over the approximately $70,737,000 billed in Fiscal 2000. Billed wholesale minutes amounted to approximately 655,055,000, an increase of approximately 92,828,000 minutes or 16.5% over the billed wholesale minutes of approximately 562,227,000 billed in Fiscal 2000. The sales mix continued to move toward higher priced international traffic from the lower priced domestic traffic. International carrier traffic increased 177,976,000 minutes or approximately 46.9% to approximately 557,669,000 minutes. Domestic minutes decreased approximately 85,149,000 or approximately 46.6% to approximately 97,387,000 minutes. The average wholesale price per minute fell 4.1% due to continuing competition in the industry, a trend, which the Registrant believes, will continue.

COST OF SALES

         Cost of sales consists of access fees, line installation expenses, switch expenses, NOC expenses, depreciation, transport expenses, and local and long-distance expenses. Cost of sales for Fiscal 2001 was approximately $116,059,000, an increase of approximately $3,265,000 or 2.9% over the approximately $112,794,000 of cost of sales in Fiscal 2000. Included in cost of sales are direct line costs, usage charges and the direct costs of the Registrant's switches and Network Operating Center ("NOC"). The increase in cost of sales was primarily due to the increase in lower margin wholesale volume of approximately $10,319,000; increases in salary, wages and fringe benefits of approximately $881,000; increased consulting expense of approximately $178,000, and an increase in depreciation expense resulting from upgrades to the switches of approximately $239,000. This was offset by the reduced volume of retail traffic amounting to approximately $5,297,000; an improvement in cost rates obtained from vendors of approximately $2,924,000 and other net savings in the NOC and switches of approximately $131,000.

ACCESS CHARGE SETTLEMENT:

         In the second quarter of the fiscal year ended January 31, 2001, the Registrant received a cash payment of $1,264,483 from certain Bell Companies in settlement of a class action suit, to which the Registrant was a party, filed in 1992 relating to alleged overcharges by those companies. The settlement concluded the class action with the Bell Companies. The Registrant's portion of the settlement was not determined until the second quarter of the fiscal year. The cash payment was recorded as a separate line item as a reduction of costs and expenses in the quarter ended July 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE:

         Selling, general and administrative (S, G & A) expenses are comprised of selling and marketing costs, and general and administrative costs. S, G & A expenses for Fiscal 2001 decreased to approximately $26,903,000, a decrease of approximately $1,087,000 or 3.9% from the approximate $27,990,000 in Fiscal 2000. This decrease was primarily due to a reduction in commission expenses of approximately $1,639,000 resulting from the decline in retail sales volume; a decrease in advertising and promotions of approximately $363,000; a decrease in data processing services resulting from bringing the billing system in house of approximately $165,000; a decrease in salaries, fringe benefits and taxes of approximately $311,000; a reduction of meals and entertainment expense of approximately $63,000; a reduction of legal fees of approximately $185,000; a reduction of selling expense of approximately $191,000, and other net savings of approximately $256,000. These decreases were offset by additions to the bad debt provision, due to the failure of certain wholesale accounts, of approximately $1,272,000; increased spending for general office of approximately $302,000; an increase in recruiting and training for new sales employees of approximately $180,000; and an increase in depreciation expense on new ISP equipment of approximately $332,000.

RESTRUCTURING EXPENSE

         In Fiscal 2000, approximately $319,000 of a prior accrual for restructuring expenses was reversed. This amount included an approximately $97,000 reduction in the severance accrual; a reduction of approximately $20,000 for fringe benefits and an approximately $202,000 reduction in the accrual on the Fort Lauderdale lease, due to revisions in the lease. There were no charges to restructuring expense in Fiscal 2001; however, the Registrant settled, for approximately $12,000, the balance on the lease in Fort Lauderdale, Florida, which was charged against accrued restructuring costs.

STOCK COMPENSATION EXPENSE

         Stock compensation expenses for Fiscal 2001 increased to approximately $267,000, an increase of approximately $63,000, or 30.9%, from the approximately $204,000 charged in Fiscal 2000. The increase is due to having fewer cancellations of certain restricted stock grants to employees in the current year over the prior year.

OTHER COMPENSATION

         On September 21, 1999, the Registrant entered into an agreement with Warren Feldman, the then Chairman of the Board of Directors and a shareholder of the Registrant. As part of this agreement, a lump sum payment in the then amount of $900,000 was made to Mr. Feldman in settlement of his employment agreement. The Registrant paid $650,000 and Mr. Walt Anderson, a major shareholder, paid $250,000. Mr. Feldman's Employment Agreement was to have been in effect until December 31, 2001. The Registrant expensed $900,000 in Fiscal 2000 with $250,000 being accounted for as a capital contribution.

         Simultaneously, Revision LLC and Mr. Walt Anderson ("Revision/ Anderson") and the Registrant entered into Put Option agreements with Warren Feldman, Sol Feldman ("the Feldmans") and Leon Genet, ("Genet") a director of the Registrant. These Put Option agreements allowed the Feldmans and Genet the right to sell their shares of the Registrant to Revision/Anderson at a price of $16.00 per share and obligated Revision/Anderson to purchase the shares during an exercise period beginning on December 11, 1999 and ending on February 10, 2000. Revision/Anderson purchased the shares under the put option agreements prior to the expiration, with the exception of 100,778 shares still held by the Feldmans. The Registrant had no obligation to purchase any shares from the Feldmans or Genet. The closing market price of the Registrant's shares on September 21, 1999, the date of the agreements, was $12.25, and the total number of shares covered by the agreements was 1,208,137. Using a binomial valuation model with an interest rate of 5% and a volatility rate of 50%, the fair value of the Put Option agreements was determined to be $4.03 per share or $4,870,554. The Registrant accounted for this non-cash transaction as a charge to expense and a credit to paid-in capital during Fiscal 2000.

         There were no similar charges in Fiscal 2001.

OTHER INCOME AND EXPENSE

         Total other income and expense for Fiscal 2001 increased approximately $135,000. The components of other income and expense are interest expense, interest income and other items. Interest income increased approximately $52,000; interest expense decreased approximately $42,000; and approximately $41,000 in insurance claims were received.

         The net loss for Fiscal 2001 of approximately $8,629,000 represents a decrease in net loss of approximately $785,000 from the net loss of approximately $9,414,000 reported in Fiscal 2000. Charges included in the Fiscal Year ended January 31, 2000, but not included in the Fiscal Year ended January 31, 2001 were charges resulting from other compensation expense of approximately $5,770,000 and income tax expense of approximately $2,700,000. Also in the Fiscal Year ended January 31, 2001 were cost savings in S,G & A, of approximately $1,087,000 and a settlement from the Bell companies of approximately $1,264,000. Offsetting these improvements was a loss in margin of approximately $9,794,000. Other net items (including changes in Restructuring costs, Stock Compensation Expense and other income and expense) of approximately $242,000 also increased the net loss for the current year. For the foregoing reasons, a loss per common share of $1.18 (basic and diluted) was realized in Fiscal 2001, a decrease from the loss of $1.33 per common share (basic and diluted) in Fiscal 2000.

                              RESULTS OF OPERATIONS

                     FISCAL 2000 AS COMPARED TO FISCAL 1999

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

         Net retail sales for Fiscal 2000 were approximately $69,023,000, a decrease of approximately $3,533,000, or 4.9%, over the approximately $72,556,000 billed in Fiscal 1999. Retail billed minutes were approximately 680,714,000, an increase of approximately 51,934,000 minutes, or 8.3%, over the retail minutes of approximately 628,780,000 billed in Fiscal 1999. The average price per minute has decreased approximately 12.2% as the industry continued to experience decreased price per minute of usage.

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

         Simultaneously, Revision LLC and Mr. Walt Anderson ("Revision/Anderson") and the Registrant entered into Put Option agreements with Warren Feldman, Sol Feldman ("the Feldmans") and Leon Genet, ("Genet") a director of the Registrant. These Put Option agreements allowed the Feldmans and Genet the right to sell their shares of the Registrant to Revision/Anderson at a price of $16.00 per share and obligated Revision/Anderson to purchase the shares during an exercise period beginning on December 11, 1999 and ending on February 10, 2000. Revision/Anderson purchased the shares under the put option agreements prior to the expiration. The Registrant had no obligation to purchase any shares from the Feldmans or Genet. The closing market price of the Registrant's shares on September 21, 1999, the date of the agreements, was $12.25, and the total number of shares covered by the agreements was 1,208,137. Using a binomial valuation model with an interest rate of 5% and a volatility rate of 50%, the fair value of the Put Option agreements was determined to be $4.03 per share or $4,870,554. The Registrant accounted for this non-cash transaction as a charge to expense and a credit to paid-in capital during Fiscal 2000.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2001, the Registrant had negative working capital of approximately $7,734,000 as compared to approximately $1,222,000 at January 31, 2000, a decrease of approximately $8,956,000. The decrease in working capital in Fiscal 2001 was primarily attributable to an increase in accounts payable of approximately $3,158,000; an increase in doubtful accounts of approximately $2,347,000; a decrease in cash and cash equivalents of approximately $1,683,000; a decrease in the current balance in income tax refund receivable of approximately $1,578,000; the change in the current portion of long term debt of approximately $47,000; a decrease in accounts receivable of approximately $789,000; and a decrease in marketable securities of approximately $12,000. This was offset by increases in prepaid expenses and other current assets of approximately $238,000; and decreases in accrued expenses and other current liabilities of approximately $420,000. The current ratio of 0.8 to 1, decreased from the 1.0 to 1 ratio at the end of Fiscal 2000.

         The cash flow statement of the Registrant for Fiscal 2001 indicated a decrease in cash and cash equivalents of approximately $1,683,000. Non-cash adjustments (depreciation, amortization, reserve for bad debt, restructuring, non-cash compensation expense and the loss on disposal of property and equipment) of approximately $6,280,000 and net changes in assets and liabilities of approximately $4,413,000 added back to the net loss of approximately $8,629,000 resulted in net cash provided by operations of approximately $2,064,000. Cash used in investing activities amounted to approximately $3,186,000, of which approximately $3,228,000 were used for the purchase of capital additions and approximately $47,000 was used for the purchase of additional circuits to build out the network. These additions were partially offset by proceeds from the sale of short term investments of approximately $87,000 and the sale of fixed assets of approximately $2,000. The cash used in financial activities of approximately $561,000 consisted primarily of the repayment of bank borrowings of approximately $569,000, offset by cash received from the exercise of stock options of approximately $8,000.

         Subsequent to the year end of Fiscal 2001, the Registrant increased its cash position by $7,000,000 through the private sale of Common Stock to a group of investors who are also officers and directors of the Registrant.

                              CAPITAL EXPENDITURES

         Capital expenditures for Fiscal 2001 totaled approximately $3,228,000 and were financed from funds provided from Registrant's working capital and cash derived from operations. The capital expenditures were used for the addition of the IP network of approximately $174,000; upgrades to the Registrant's switches and switch sites of approximately $1,098,000; software and hardware upgrades to the Registrant's computer network of approximately $888,000; the addition of Oracle financial and sales compensation systems of approximately $402,000; hardware and software necessary to bring the billing system in house of approximately $426,000; and furniture, fixtures and equipment for new sales offices of approximately $240,000.

         Capital expenditures for Fiscal 2002 are estimated at approximately $5,000,000 and are expected to be financed from funds provided from operations, vendor financing and a capital infusion of $7,000,000 from a group of investors who are also officers and directors of the Registrant.

INFLATION

         Since inflation has slowed in recent years, the Registrant does not believe that its business has been materially affected by the relatively modest rate of price increases in the economy. However, pressures in the industry to reduce prices, which have impacted the Registrant in the past, are expected to continue. Also the telecommunications industry has recently experienced the failure of several businesses, some of which are the Registrant's wholesale customer and suppliers. These failures not only have affected the Registrant's FY 2001 results, but may impact future results. The Registrant continues to seek improvements in operations and efficiency through capital expenditures. Expenditures to improve the signaling system, information systems and the local area network are expected to result in operating costs savings, which could partially offset any future cost increases.

                              ENVIRONMENTAL MATTERS

         The Registrant is not a party to any legal proceedings or the subject of any claim regarding environmental matters generally incidental to its business. In the opinion of Management, compliance with the present environmental protection laws should not have a material adverse effect upon the financial condition of the Registrant.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

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







                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

The directors and officers of the Registrant are as follows:

Name                               Age          Position
----                               ---          --------
Walt Anderson                       46          Chairman of the Board

Leon Genet                          70          Director

A. John Leach                       38          Director, President, Chief Executive Officer

Henry G. Luken III                  40          Director

Jay J. Miller                       68          Director

Thomas P. Gunning                   63          Treasurer, Secretary and Chief Financial Officer

The Registrant's directors all serve for one year terms and until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors.

         Mr. Henry G. Luken, III was elected a Director of the Registrant in February, 1999, and Chairman of the Board in February, 2001. Currently, he is President of Mont Lake Properties, Inc., a real estate development firm;a director of Equity Broadcasting Corp., a TV network; a director of ACNTV, a home shopping company selling through TV; Managing Agent of Henry IV LLC, an aircraft sales company. A co-founder of Telco Communications Group inc., he served as Chief Executive Officer and Treasurer from July, 1993 to April, 1996, and Chairman from July, 1993 to October, 1997. Mr. Luken has also served as Chairman of Tel-Labs, Inc., a telecommunications billing firm ("Tel-Labs") since 1991, and as Chairman of Telco Development Group, Inc., a computer systems firm owned by Mr. Luken, since 1987, both of which entities he founded.

         Mr. Walt Anderson was elected a Director of the Registrant in February, 1999, and as Chairman of the Board in November , 1999. He stepped down as Chairman in February, 2001. He has been Manager of Revision LLC from June 1998 to the present; President and Chairman of Entree International Ltd. (Financial Consulting Services) from July, 1997 to the present; Chairman of Capsule Communications, Inc, as of April 2001, Chairman of Teleport UK Ltd. (Satellite Communications) from May, 1996 to the present; Chairman of Espirit Telecom Group plc. (Telecom Services) from October, 1992 to November, 1998 and President and Chairman, Mid Atlantic Telecom (Telecom Services), from May, 1984 to December, 1993. Mr. Anderson is also a director of American Technology Labs (Network Equipment) and Aquarius Holdings Ltd. (Water Transport Systems),

         Mr. Leon Genet has served as a Director since October, 1996. For more than the past five years, he has been a partner in Genet Realty, a commercial and industrial real estate brokerage firm. He serves as a member of the National Commerce and Industry Board for the State of Israel Bonds Organization and is a shareholder, director and officer of LPJ Communications, Inc., which has earned commissions from the Registrant on the same basis as other independent sales representatives. See "Certain Relationships and Related Transactions".

         Mr. A. John Leach, Jr. was appointed President and Chief Executive Officer and a Director of the Company on May 18,2000. He had been Senior Vice President of Sales at BTI Telecomm, Inc., from December, 1999 to May, 2000; Senior Vice President of Teleglobe, Inc. from June, 1996 to December, 1999, where he assumed responsibility for US and Canadian commercial sales markets. He was promoted to this position from Senior Vice President of Wholesale and Agent Markets, Telco Communications (a subsidiary of Teleglobe, Inc.) June, 1996 to February, 1999. Prior to that, Mr. Leach was Vice President of Agent Services at BTI Telecomm, from December, 1989 to June, 1996. Regional Sales Manager of Mobilecomm (a Bell South Company) where he started in sales and rose to a Regional Sales Manager position May, 1985 to December, 1989.

         Mr. Jay J. Miller, Esq. has served as a Director since 1983. He has been a practicing attorney for more than 35 years in New York. He is Chairman of the Board of AmTrust Pacific Ltd., a New Zealand real estate company. He is also a director of Technology Insurance Company, Inc., a provider of various insurance products to the technology industry, and certain of its affiliates. Mr. Miller has performed legal services on behalf of the Registrant. See "Certain Relationships and Related Transactions."

         Mr. Thomas P. Gunning was appointed Vice President, Secretary / Treasurer of the Registrant in May 1999. He was appointed Chief Financial Officer in September, 1994 and served in that capacity until May 0f 1999. He was again appointed Chief Financial Officer in May of 2000. He was appointed Secretary of the Registrant in January of 1995. He has served as Controller of the Registrant since September, 1992. He is a Certified Public Accountant licensed by the States of New York and New Jersey. From 1989 until joining the Registrant, Mr. Gunning was the Senior Audit Manager at Rosenberg Selsman & Company, a certified public accounting firm. From 1976 to 1989, he was Chief Financial Officer of Flyfaire, Incorporated, a travel wholesale operator. Prior to such time, Mr. Gunning held various positions in both public and private accounting firms.

Board of Directors

         The Registrant's Board of Directors currently consists of five persons, one of whom is a member of management. and four of whom are non-management directors. During the fiscal year ended January 31, 2001, the Board held six meetings, each of which was attended by all of the directors then serving.

         The Company's Board of Directors has Audit and Compensation Committees, but does not have a Nominating Committee or a committee performing a similar function. The Audit Committee currently consists of three non-management directors, Messrs. Henry Luken, Walt Anderson and Leon Genet. The Committee reviews, analyzes and may make recommendations to the Board of Directors with respect to the Company's financial statements and controls. The Committee has met and intends to meet from time to time with the Company's independent public accountants to monitor their activities. The Compensation Committee consists of Messrs. Henry Luken and Jay J. Miller and is charged with reviewing and recommending the compensation and benefits payable to the Company's senior executives. Mr. Leach is an ex-officio member of both the Compensation and Audit Committees.

                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 11. Executive Compensation

The following table sets forth the compensation which the Company paid during the fiscal years ended January 31, 2001, 2000 and 1999 to its Chief Executive Officer and to each executive officer of the Company or person performing similar functions whose aggregate remuneration exceeded $100,000, during the Company's fiscal year ended January 31, 2001 (the "Named Executives").

Summary Compensation Table

Name and          Fiscal Year            Annual Compensation                       Other       Compensation
Principal           Ended            ---------------------------                   Annual         Awards        All Other
Position           anuary 31         Salary($)           Bonus($)             Compensation($)     Options     Compensation($)
---------          ---------         ---------           --------             ---------------     -------     ---------------
A. John Leach        2001            $210,000            $      0                $      0                        $15,346(3)
President and
Chief Executive
Officer (2)

Thomas P             2001            $147,360            $      0                $      0                        $11,427(4)
Gunning              2000            $140,000            $      0                $      0                        $11,179(5)
Vice President,      1999            $124,230            $  2,000                $      0                        $10,161(6)
Treasurer
and Secretary

Dennis Spina         2001            $ 57,692
President and        2000            $305,769                                                                    $ 2,857(8)
Chief Executive
Officer (7)

Sal Quadrino         2001            $ 72,019                                                                    $ 2,160(10)
Vice President       2000            $137,307
and Chief Financial
Officer (9)

--------------------------------------------------------------------------------

(1)   See Option Grant Table below.

(2) Mr. Leach joined the Company on May 18, 2000. See part (e) for a discussion of Mr. Leach's employment agreement

(3) The amount shown represents the Company's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $346 and $15,000 in reimbursement for certain relocation expenses.

(4) The amount shown represents the Company's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $4,460, $2,167 for the use of a Company's vehicle for non-business purposes and $4,800 for term life insurance premiums.

(5) The amount shown represents the Company's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $4,200, $2,179 for the use of a Company's vehicle for non-business purposes and $4,800 for term life insurance premiums.

(6) The amount shown represents the Company's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $3,837, $1,524 for the use of a Company's vehicle for non-business purposes and $4,800 for term life insurance premiums.

(7)   Mr. Spina resigned from his position on March 17, 2000.

(8) The amount shown represents $2,857 for the use of a Company vehicle for non-business purpose

(9)   Mr. Quadrino resigned from his position on June 16, 2000.

(10) The amount shown represents the Company's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $2,160.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                              Potential Realizable
                                                                                                Value At Assumed
                                                                                                Rates of Stock
                                                                                               Appreciation  For
                                                                                            -----------------------
                Number of Securities   % of Total Option/SARs                                Option            Term
                  Underlying Options/  Granted To Employees In    Exercise    Expiration     -----------------------
Name              SARs Granted(#)           Fiscal Year             Price       Date            5%               10%
----              ---------------      -----------------------    ---------   -----------    --------        ----------
A. John Leach        288,000 (1)               61.92%              $14.25    May 18, 2003    $646,893        $1,358,424

--------------------------------------------------------------------------------
(1) Stock option granted under the 1996 Stock Option Plan. Vesting in six equal semi-annual installments, commencing six months from the date of grant. The market price on the date of grant was less than the exercise price of $14.25 per share.

         The following table sets forth information concerning each exercise of a stock option during the Registrant's fiscal year ended January 31, 2001 by each of the Named Executives, and the number and value of unexercised options granted by the Registrant held by each of the Named Executives on January 31, 2001.

                 Aggregated Option Exercises In Last Fiscal Year
                        And Fiscal Year-End Option Values

                                                                 Number of Securities                Value of Unexercised
                                                                Underlying Unexercised            In-The Money Options/SARs
                      Shares Acquired                       Options/SARs At Fiscal Year End           At Fiscal Year End
Name                   On Exercise(#)    Value Realized($)     Exercisable/Unexercisable          Exercisable/Unexercisable
----                  ----------------   -----------------  -------------------------------       --------------------------
Thomas P. Gunning          16,500             $58,078                 20,000/8,500                      $8,325/$0

         Compensation of Directors

         For the fiscal year ended January 31, 2001, each director who was not an employee of the Registrant was entitled to receive a director's fee of $15,000 per year, and to be reimbursed for out-of-pocket expenses incurred in connection with his attendance at meetings. However, Messrs. Anderson and Luken waived the right to receive such compensation.

         Employment Contracts,Termination of Employment and Change of Control Arrangements

         As the Registrant's Chief Executive Officer, Mr. Leach has a three year employment agreement with the Registrant effective as of May 18, 2000, pursuant to which Mr. Leach is paid an annual base salary of $300,000. Pursuant to this agreement, Mr. Leach was also to receive a signing bonus in the amount of $25,000 to cover relocation and other expenses; however, as of this date Mr. Leach has only received $15,000 of this amount. Mr. Leach is also entitled to receive an annual bonus in an amount not to exceed 100% of his then effective base salary, based upon Mr. Leach's attainment of annual revenue and earning targets as well as management goals set by the Board of Directors. Mr. Leach is guaranteed a minimum bonus payment of $150,000 during the first year of this agreement.

         In connection with his appointment as Chief Executive Officer of the Registrant, Mr. Leach was granted an option under the Registrant's 1996 Stock Option Plan to purchase 288,000 shares of Common Stock. The option granted to Mr. Leach is scheduled to vest over a period of three years, in six equal semi-annual installments, the first of which commenced on November 18, 2000. The exercise price for the option is $14.25 and is based on the fair market value of the Common Stock on the date of the grant, and the options expire after a term of five years.

         In the event of a "change of control" of the Registrant, as defined in his employment agreement, Mr. Leach's stock option, and similar benefits, if any, shall be deemed to vest in full on the effective date of such change of control.

                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of the Registrant's Common Stock as of April 15, 2001 by each person known by the Registrant to be the beneficial owner of more than 5% of the issued and outstanding shares of Common Stock. Unless otherwise indicated, each such person (alone or with family members) has sole voting and dispositive power with respect to the shares listed opposite such person's name.

Name and Address                        Number of Shares                   Percentage
of Beneficial Owner                          Owned(1)                       of Class
-------------------                          --------                       --------
Henry G. Luken, III                         3,466,743                       29.46%
400 Fairway Lane
Soddy Daisy, TN  37379

Walt Anderson                               1,361,196(2)                    11.57%
c/o Entree International
1023 31st Street NW
Suite 300
Washington, DC  20007

Revision LLC                                1,353,896(2)                    11.50%
c/o Entree International
1023 31st Street NW
Suite 300
Washington, DC  20007

Donald A. Burns                             1,883,261(3)                    16.00%
1021 North Ocean Boulevard
Palm Beach FL  33480

Kevin Alward                                1,230,779                       10.46%
182 Powell Road
Allendale, NJ  07401

Warren Feldman                              1,119,578                        9.51%
45A Samworth Road
Clifton, NJ  07012

Covista Communications, Inc.                  600,000                        5.10%
Employee Stock Ownership Plan
150 Clove Road
Little Falls, NJ  07424

Foundation for the International Non-
  Governmental Development of  Space          725,329(4)                     6.16%
1023 31st Street  NW
Suite 300
Washington, DC  20007


--------------------------------------------------------------------------------

(1) Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of the Registrant's knowledge.

(2) Includes 1,353,896 shares owned by Revision LLC, a wholly owned subsidiary of Gold & Appel Transfer, S.A. Of the 1,353,896 shares owned by Revision LLC, 1,179,732 are pledged to Donald A. Burns to secure a loan. Excludes 725,329 shares owned by the Foundation for International Non-Governmental Development of Space, (FINDS) of which Mr. Anderson is the President and a director, and to which Mr. Anderson disclaims beneficial ownership.

(3) Includes 1,179,732 shares owned of record by Revision LLC, and 703,529 shares owned of record by FINDS, which shares are pledged to Mr. Burns to secure a loan. Such loan is currently in default, and consequently Mr. Burns has voting power with respect to such pledged shares

(4) Of the 725,329 shares owned by the FINDS, 703,529 are pledged to Donald A. Burns to secure a loan.


         (b) Security Ownership of Management

The following table sets forth as of April 15, 2001, information concerning the beneficial ownership of Common Stock by each director of the Registrant, each nominee for election as a director and all directors and officers of the Registrant as a group:

Name of Beneficial                 Number of Shares                    Percentage
     Owner                             Owned(1)                         of Class
     -----                             --------                         --------
Henry G. Luken III                    3,466,743                           29.29%

Walt Anderson                         1,361,196(2)(3)                     11.50%

Revision LLC                          1,353,896(2)(3)                     11.44%

Kevin Alward                          1,230,779                           10.40%

Leon Genet                               41,120                              (4)

Jay J. Miller                               400                              (4)

A. John Leach                           554,000(5)                         4.68%

All directors and officers
as a group (7 in number)              6,708,438                           56.67%


(1) All shares are beneficially owned and sole investment and voting power is held by the persons named above.

(2) 1,353,896 of such shares are beneficially owned by Revision LLC. As the sole manager and holder of 100% of the voting membership interests in Revision LLC, Mr. Anderson has the sole power to vote and dispose of such shares. Accordingly, Mr. Anderson may be deemed the beneficial owner of such shares. Of the 1,353,896 shares owned by Revision LLC, 1,179,732 are pledged to Donald A. Burns to secure a loan.

(3) Does not include 725,329 shares of Common Stock owned by the FINDS, of which Mr. Anderson is the President and a director. Mr. Anderson disclaims beneficial ownership of such shares. Mr. Anderson and Revision, LLC are subject to certain restrictions on the purchase of additional shares.

(4)   Less than 1%

(5) Includes options to purchase 48,000 shares of the Common Stock which are exercisable currently or within 60 days hereof.


         c) Changes in Control

         In August, 2000, Walt Anderson and two entities controlled by him, Gold & Appel Transfer, S.A. and Revision LLC, along with FINDS, entered into a Stock Pledge Agreement with Donald A. Burns, which was subsequently amended in October 2000 (as amended, the "Pledge Agreement"). Pursuant to the Pledge Agreement, Revision LLC has pledged 1,179,732 shares of Common Stock, and FINDS has pledged 703,529 shares of Common Stock, to secure a $13,000,000 loan made by Mr. Burns to Mr. Anderson, Gold & Appel Transfer, S.A. and Revision

LLC. Such loan is currently in default, and consequently Mr. Burns has voting power with respect to the pledged shares. Were Mr. Burns to foreclose upon the 1,883,261 shares of Common Stock pledged pursuant to the Pledge Agreement, which represent approximately 16% of the outstanding Common Stock, it could result in a change of control of the Registrant.

         On February 1, 2001, the Board of Directors of the Registrant authorized a transaction (the "Stock Issuance Transaction") involving the issuance and sale of a total of 3,500,000 shares of Common Stock to the following three persons (the "Purchasers") in the amounts indicated: Kevin Alward, 1,000,000 shares; A. John Leach, 500,000 shares; and Henry G. Luken, III, 2,000,000 shares. Pursuant to the rules of the NASD, consummation of the Stock Issuance Transaction was subject to the approval of the Registrant's shareholders because Messrs. Leach and Luken currently were directors and officers of the Registrant, and, in addition, it was expected that Mr. Alward would become an officer of the Registrant. The transaction was approved at a special shareholders meeting on March 29, 2001. The stock was issued in April , 2001.

A change in control of the Registrant may be deemed to have occurred as a result of the foregoing transactions, as Walt Anderson now controls 11.57% of the outstanding Common Stock, and Henry G. Luken III now controls 29.46% of the outstanding Common Stock

ITEM 13. Certain Relationships and Related Transactions

         Jay J. Miller, a Director of the Registrant, has provided various legal services for the Registrant during Fiscal 2001. In Fiscal 2001, the Registrant paid $284,295 to Mr., Miller for services rendered and accrued for in Fiscal 2000. As of January 31, 2001, the Registrant owed Mr. Miller totaling $181,489. The Registrant believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to the Registrant than could have been obtained from an unrelated third party.

         Leon Genet, a Director of the Registrant, has provided agent services for Covista through his wholly-owned Registrant, LPJ, Inc. During Fiscal 2001, LPJ, Inc. was paid commissions of $96,359. The commissions paid to LPJ, Inc. were computed on the same basis as other independent agents retained by the Registrant.

         Walt Anderson, a Director of the Registrant, serves on the Board of Directors' of one of the Registrant's competitors, as described in ITEM 10. The Registrant both purchases and sells services from Capsule Communications, Inc. Sales to Capsule in Fiscal 2001 were approximately $532,000. Purchases from Capsule were approximately $544,000. All transactions were based on competitive terms obtained at an arm's length basis.


                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

                          COVISTA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

ITEM 14. Exhibits and Financial Statements Schedule Years Ended January 31, 2001, 2000, and 1999

                                      INDEX

         (a) (1) Financial Statements: The following consolidated financial statements of Covista Communications, Inc., and subsidiaries are included at the end of this Report:


                  Consolidated Financial Statements:                            Page
                  ----------------------------------                            ----
         Independent auditors' report                                           F-1

         Consolidated balance sheets - January 31, 2001
                  and 2000                                                      F-2

         Consolidated statements of loss and
                  comprehensive loss  - years
                  ended January 31, 2001, 2000 and 1999                         F-3

         Consolidated statements of shareholders' equity -
                  years ended January 31, 2001, 2000, 1999                      F-4

         Consolidated statements of cash flows - years
                  ended January 31, 2001, 2000, 1999                            F-5

         Notes to consolidated financial statements                             F-7

         (a) (2)   Supplementary Data Furnished Pursuant
                     to the Requirements of Form 10-K:

         Schedule - years ended January 31, 2001, 2000 and 1999


II                Valuation and Qualifying Accounts (Consolidated)              F-24


                                 ***************

Schedules other than those listed above are omitted because they are not required, not applicable or the information has been otherwise supplied.

                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Covista Communications, Inc.
150 Clove Road
Little Falls, New Jersey 07424

We have audited the accompanying consolidated balance sheets of Covista Communications, Inc. (f.k.a. Total-Tel USA Communications, Inc.) and subsidiaries (the "Company") as of January 31, 2001 and 2000, and the related consolidated statements of loss and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. Our audits also included the consolidated financial statement schedule listed in the index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Covista Communications, Inc. and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, New York

April 11, 2001
(April 24, 2001 as to Note 21c.)

COVISTA COMMUNICATIONS, INC. (f.k.a. TOTAL-TEL USA COMMUNICATIONS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2001 AND 2000

-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                   2001            2000

CURRENT ASSETS:
  Cash and cash equivalents                                                         $  2,691,889    $  4,374,479
  Investments available for sale                                                         537,007         549,580
  Trade accounts receivable (net of allowance for doubtful accounts
    of $4,075,223 and $1,827,260 in 2001 and 2000, respectively)                      20,526,178      23,662,457
  Prepaid expenses and other current assets                                            1,225,463       2,565,031
                                                                                    ------------    ------------

           Total current assets                                                       24,980,537      31,151,547
                                                                                    ------------    ------------
PROPERTY AND EQUIPMENT - Net                                                          13,020,579      13,316,655
                                                                                    ------------    ------------

  Deferred line installation costs (net of accumulated amortization
    of $745,353 and $634,123 in 2001 and 2000, respectively)                             216,672         280,281
  Other assets (net of accumulated amortization of $33,761 in 2001)                      879,614         435,639
                                                                                    ------------    ------------


                                                                                    $ 39,097,402    $ 45,184,122
                                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $ 27,960,046    $ 24,802,097
  Other current and accrued liabilities                                                2,834,557       3,073,937
  Accrued restructuring costs                                                             -               11,995
  Salaries and wages payable                                                           1,304,818       1,472,766
  Current portion of long-term debt                                                      615,053         568,653
                                                                                    ------------    ------------
           Total current liabilities                                                  32,714,474      29,929,448
                                                                                    ------------    ------------
OTHER LONG-TERM LIABILITIES                                                              223,788         250,532
                                                                                    ------------    ------------
LONG-TERM DEBT                                                                           382,047         997,171
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
  Common stock, par value $.05 per share; authorized 50,000,000 shares in 2001 and 20,000,000 in 2000, issued
    9,505,824 shares in 2001 and, 9,489,324 in 2000                                      475,291         474,466
  Additional paid-in capital                                                          30,016,454      29,710,494
  Accumulated deficit                                                                (11,285,519)     (2,656,215)
                                                                                    ------------    ------------
                                                                                      19,206,226      27,528,745

Unearned ESOP Shares                                                                 (12,225,000)    (12,225,000)
Treasury stock - at cost - 1,536,419 shares in 2001 and 1,545,253 shares in 2000      (1,445,440)     (1,458,550)
Accumulated other comprehensive income                                                   241,307         161,776
                                                                                    ------------    ------------
        Total shareholders' equity                                                     5,777,093      14,006,971
                                                                                    ------------    ------------
                                                                                    $ 39,097,402    $ 45,184,122
                                                                                    ============    ============


See notes to consolidated financial statements.

COVISTA COMMUNICATIONS, INC. (f.k.a. TOTAL-TEL USA COMMUNICATIONS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------------------------------------

                                                              2001               2000               1999
NET SALES                                                 $133,230,437       $139,760,497       $137,282,870
                                                          ------------       ------------       ------------
COSTS AND EXPENSES:
  Cost of sales                                            116,059,002        112,794,378        111,500,082
  Access charge settlement (Note 18)                        (1,264,483)             -                  -
  Selling, general and administrative (excluding
    stock compensation)                                     26,902,962         27,990,145         28,912,440
  Restructuring charge                                           -               (318,879)         2,367,910
  Other compensation   (Note 12)                                 -              5,770,554             -
  Stock compensation                                           266,565            204,015            423,588
                                                          ------------       ------------       ------------
           Total costs and expenses                        141,964,046        146,440,213        143,204,020
                                                          ------------       ------------       ------------

OPERATING  LOSS                                             (8,733,609)        (6,679,716)        (5,921,150)
                                                          ------------       ------------       ------------
OTHER INCOME (EXPENSE):
  Interest income                                              167,583            115,119             93,708
  Other income                                                  41,994              1,105            154,491
  Interest expense                                            (105,272)          (147,092)          (186,095)
                                                          ------------       ------------       ------------
        Total other income (expense)                           104,305            (30,868)            62,104
                                                          ------------       ------------       ------------
LOSS BEFORE INCOME TAXES                                    (8,629,304)        (6,710,584)        (5,859,046)

INCOME TAX PROVISION (BENEFIT)                                  -               2,703,618         (2,441,249)
                                                          ------------       ------------       ------------
NET LOSS                                                    (8,629,304)        (9,414,202)        (3,417,797)

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gain (loss)                                79,531             61,055             (5,160)
                                                          ------------       ------------       ------------
COMPREHENSIVE LOSS                                        $ (8,549,773)      $ (9,353,147)      $ (3,422,957)
                                                          ============       ============       ============
BASIC LOSS PER COMMON SHARE                               $      (1.18)      $      (1.33)      $      (0.50)
                                                          ============       ============       ============
DILUTED LOSS PER COMMON SHARE                             $      (1.18)      $      (1.33)      $      (0.50)
                                                          ============       ============       ============

See notes to consolidated financial statements.

COVISTA COMMUNICATIONS, INC. (f.k.a. TOTAL-TEL USA COMMUNICATIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

------------------------------------------------------------------------------------------------------------
                                                               Additional
                                                  Common        Paid-in        Retained        Treasury
                                                  Stock         Capital        Earnings          Stock

BALANCE AT FEBRUARY 1, 1998                       $414,118    $ 9,449,429    $ 10,175,784    $ (1,547,331)
  Unrealized holding loss                             --              --             --               --
  Exercise of employee stock options                11,621        850,130            --               --
  Issuance of employee stock grants                   --          109,136            --            90,550
  Tax benefit due to exercise of nonqualified
    stock options                                     --          205,823            --               --
  Adoption of employee stock ownership plan         30,000     12,195,000            --               --
  Net loss                                            --              --       (3,417,797)            --
                                                  --------    -----------    ------------    ------------
BALANCE AT JANUARY 31, 1999                        455,739     22,809,518       6,757,987      (1,456,781)
  Unrealized  holding  gain                           --              --             --               --
  Exercise of employee stock options                18,727      1,780,422            --               --
  Capital contribution (NOTE 12)                                  250,000
  Put Agreement (NOTE 12)                                       4,870,554
  Forfeiture of stock grants                          --              --                           (1,769)
  Net loss                                            --              --       (9,414,202)            --
                                                  --------    -----------    ------------    ------------
BALANCE AT JANUARY 31, 2000                        474,466     29,710,494      (2,656,215)     (1,458,550)
  Unrealized  holding  gain
  Exercise of employee stock options / grants          825        135,187
   Issuance of shares for other assets                            170,773                          13,380
  Forfeiture of stock grants                                                                         (270)
  Net loss                                            --             --        (8,629,304)            --
                                                  --------    -----------    ------------    -----------
BALANCE AT JANUARY 31, 2001                       $475,291    $30,016,454    $(11,285,519)   $ (1,445,440)
                                                  ========    ===========    ============    ============


                                                                   Accumulated
                                                    Unearned          Other
                                                      ESOP        Comprehensive
                                                     Shares           Income          Total
BALANCE AT FEBRUARY 1, 1998                               --         $105,881      $18,597,881
  Unrealized holding loss                                 --           (5,160)          (5,160)
  Exercise of employee stock options                      --             --            861,751
  Issuance of employees stock grants                      --             --            199,686
  Tax benefit due to exercise of nonqualified
    stock options                                         --             --            205,823
  Adoption of employee stock ownership plan       $(12,225,000)          --              --
  Net loss                                                --             --         (3,417,797)
                                                  ------------       --------      -----------
BALANCE AT JANUARY 31, 1999                        (12,225,000)       100,721       16,442,184
  Unrealized  holding  gain                               --           61,055           61,055
  Exercise of employee stock options / grants             --             --          1,799,149
  Capital contribution (NOTE 12)                                                       250,000
  Put Agreement (NOTE 12)                                                            4,870,554
  Forfeiture of stock grants                              --             --            (1,769)
  Net loss                                                --             --        (9,414,202)
                                                  ------------       --------     -----------
BALANCE AT JANUARY 31, 2000                        (12,225,000)       161,776      14,006,971
  Unrealized  holding  gain                                            79,531          79,531
  Exercise of employee stock options / grants                                         136,012
   Issuance of shares for other assets                                                184,153
  Forfeiture of stock grants                                                             (270)
  Net loss                                                --             --        (8,629,304)
                                                  ------------       --------     -----------
BALANCE AT JANUARY 31, 2001                       $(12,225,000)      $241,307     $ 5,777,093
                                                  ============       ========     ===========




See notes to consolidated financial statements.

COVISTA COMMUNICATIONS, INC. (f.k.a. TOTAL-TEL USA COMMUNICATIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

------------------------------------------------------------------------------------------------------------------------------
                                                                            2001               2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(8,629,304)       $(9,414,202)       $(3,417,797)
  Adjustments to reconcile net loss to net
    cash  provided by operating activities:
    Depreciation and amortization                                             3,577,995          2,985,359          2,784,883
    Provision for doubtful accounts                                           2,346,761          1,074,916            878,628
    Tax benefit of options exercised                                                  -                  -            205,823
    Noncash stock compensation expense                                          266,565          5,324,569            423,588
    Deferred income taxes                                                             -          2,703,618         (2,952,266)
    Restructuring (credit) charge, net of cash paid                                   -           (318,879)         2,128,000
    Loss on disposal of property and equipment                                   88,690             16,236                  -
    Loss on sale of investments                                                   5,317                  -                  -
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Trade accounts receivable                                               789,518         (6,004,893)           735,880
        Prepaid expenses and other current assets                             1,339,568           (305,546)           696,497
        Other assets                                                           (293,584)            52,536            (55,900)
    Increase (decrease) in liabilities:
        Accounts payable                                                      3,157,678          4,102,224          4,343,446
        Other current and accrued liabilities                                  (558,312)          (110,787)         1,282,261
        Other long-term liabilities                                             (26,744)           (43,968)           (37,254)
                                                                            -----------        -----------        -----------

    Net cash  provided by operating activities                               2,064,148             61,183          7,015,789
                                                                            -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of short-term
    investments available for sale                                               86,788                  -             23,521
  Purchases of property and equipment                                        (3,227,593)        (3,018,710)        (4,727,130)
  Proceeds from sale of property and equipment                                    1,975             17,216              7,147
  Payments for deferred line installation costs                                 (47,621)           (55,232)          (281,008)
  Collection on notes receivable from employees                                      -             45,402             22,188
                                                                            -----------        -----------        -----------

           Net cash used in investing activities                             (3,186,451)        (3,011,324)        (4,955,282)
                                                                            -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised                                                         8,437          1,799,149          1,061,437
  Repayment on bank borrowings                                                 (568,724)          (526,421)          (486,956)
                                                                            -----------        -----------        -----------

           Net cash (used in) provided by financing activities                 (560,287)         1,272,728            574,481
                                                                            -----------        -----------        -----------



                                                                     (Continued)

COVISTA COMMUNICATIONS, INC. (f.k.a. TOTAL-TEL USA COMMUNICATIONS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

-----------------------------------------------------------------------------------------------------
                                                         2001             2000             1999
NET (DECREASE) INCREASE  IN CASH AND
  CASH EQUIVALENTS                                    $(1,682,590)     $(1,677,413)     $ 2,634,988

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                     4,374,479        6,051,892        3,416,904
                                                      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                         $ 2,691,889      $ 4,374,479      $ 6,051,892
                                                      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid (received) during the year for:

    Interest                                          $   105,272      $   147,092      $   186,901
                                                      ===========      ===========      ===========

    Income taxes                                      $(1,643,227)     $     3,400      $    66,603
                                                      ===========      ===========      ===========

Non-cash:
    Issuance of treasury stock for customer lists
    included in other assets                          $   184,153      $      --        $      --
                                                      ===========      ===========      ===========


                                                                     (Concluded)

See notes to consolidated financial statements.

COVISTA COMMUNICATIONS, INC. (f.k.a. TOTAL-TEL USA COMMUNICATIONS, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
1. NATURE OF OPERATIONS

   Covista Communications, Inc. ("Covista"), with its wholly-owned subsidiaries Covista, Inc., Covista of New York, Inc., Total-Tel Southeast Inc., Covista Carrier Services, Inc., Total-Tel Sarasota, Inc., and Total-Tel Services, Inc. (collectively, the "Company") operates as a switch based resale common carrier providing twenty-four hour, seven day a week, domestic and international long distance telecommunications service to customers throughout the United States. The Company's principal customers are primarily businesses and other common carriers. On September 15, 2000, the Company changed its name from Total-Tel USA Communications, Inc. to Covista Communications, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation - The consolidated financial statements include the accounts of Covista Communications, Inc. and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

   Revenue Recognition - The Company's revenues, net of sales discounts, are recognized in the period in which the service is provided, based on the number of minutes of telecommunications traffic carried, times a rate per minute.

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

   Deferred Line Installation Costs - The Company defers charges from other common carriers which cover the cost of installing telephone transmission facilities (lines). Amortization of these costs is provided using the straight-line method over the contract life of the lines ranging from three to five years.

   Customer Lists - Customer lists, included in other assets, represents the fair value of the customer base acquired and is being amortized using an accelerated method over a period of 5 years. The carrying value of the customer list is reviewed on a quarterly basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. During fiscal year 2001, the Company acquired a customer list through the issuance of 14,234 shares of treasury stock valued at the fair market value of the Company's common stock on the date of the transaction.

   Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

   Concentrations of Credit Risk - The Company sells its telecommunications services and products primarily to small to medium size businesses. The Company performs ongoing credit evaluations of both its retail and wholesale customers. The Company generally does not require collateral, however when circumstances warrant, deposits are required. Recent conditions in the telecommunications industry have given rise to an increase in potential doubtful accounts. Allowances are maintained for such potential credit losses.

   Loss per Share - Basic loss per share is represented by net loss available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or stock options were exercised or converted into common stock during the period, if dilutive (see Note 15).

   Authorized Common Stock - On February 23, 2000, the Company's shareholders approved an increase in the number of authorized shares of Common Stock from 20,000,000 to 50,000,000 shares.

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

   The carrying values and fair values of financial instruments are as follows:

                                                   2001                          2000
                                        -------------------------      ------------------------
                                         Carrying        Fair          Carrying         Fair
                                          Value          Value          Value          Value
Assets:
  Cash and cash equivalents             $2,691,889    $2,691,889      $4,374,479     $4,374,479
  Investments available for sale           537,007       537,007         549,580        549,580

Liabilities:
  Debt                                     997,100       997,100       1,565,824      1,565,824

   Long-Lived Assets - The Company accounts for the impairment of long-lived assets and for long-lived assets to be disposed of by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses when indications of impairment are present. Long-lived assets to be disposed of, if any, are evaluated in relation to the net realizable value. If impairment is indicated, the amount of impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the company's weighted average cost of capital.

   New Accounting Pronouncements - Statement of Financial Accounting Standards
   (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective February 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operation, or cash flows of the Company.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which was adopted during the quarter ending January 31,2001. The implementation of SAB 101 did not have a material effect on the Company's financial position and results of operations.

3. SEGMENT REPORTING

   The Company sells telecommunication services to two distinct segments: a retail segment, consisting primarily of small to medium size businesses within the Northeastern United States, and a wholesale segment, with sales to other telecommunications carriers throughout North America and Europe.

   In addition to direct costs, each segment is allocated a proportion of the Company's operating expenses, including utilization of its switch and facilities. The allocation of expenses is based upon the minutes of use flowing through the Company's switching network. There are no intersegment sales. Assets are held at the consolidated level and are not allocable to the operating segments. Management evaluates performance on operating results of the two business segments.

   Summarized financial information concerning the Company's reportable segments is shown in the following table.


                                                              Retail             Wholesale               Total
2001

Net Sales                                                  $53,487,012          $79,743,425          $133,230,437
Gross margin                                                13,082,019            5,353,899            18,435,918
Operating loss                                              (6,541,566)          (2,192,043)           (8,733,609)

2000

Net Sales                                                  $69,023,194          $70,737,303          $139,760,497
Gross margin                                                20,712,262            6,253,857            26,966,119
Operating (loss) income                                     (3,905,664)           2,996,502              (909,162)
Operating (loss) income after other compensation            (6,760,900)              81,184            (6,679,716)

1999

Net Sales                                                  $72,555,692          $64,727,178          $137,282,870
Gross margin                                                22,143,818            3,638,970            25,782,788
Operating loss                                              (4,985,480)            (935,670)           (5,921,150)



4. INVESTMENT SECURITIES

   Investments available for sale consist of:

                                             2001                                        2000
                          --------------------------------------------  -------------------------------------------
                                        Gross Unrealized                           Gross Unrealized
                                     ----------------------  Market              ---------------------     Market
                             Cost       Gain       Loss      Value         Cost       Gain      Loss       Value
    Bonds                  $ 25,000    $   -       $ -     $ 25,000      $ 25,000   $    -     $  -       $ 25,000
    Mutual  funds           200,000        -         -      200,000       292,104        -      7,226      284,878
    Common  stock            70,700     241,307      -      312,007        70,700    169,002      -        239,702
                           --------    --------    ----    --------      --------   --------   ------     --------
                           $295,700    $241,307    $ -     $537,007      $387,804   $169,002   $7,226     $549,580
                           ========    ========    ====    ========      ========   ========   ======     ========


   The deferred tax on the net unrealized gains at January 31, 2001, and 2000 were $0 and $0, respectively; resulting in net amounts of $241,307 and $161,776 in Accumulated Other Comprehensive Income.

      Maturity dates of the bond as of January 31, 2001 is as follows:

    Maturing Within                                            Cost           Market Value
    After 1 year through 5 years                              $25,000            $25,000
                                                              -------            -------
                                                              $25,000            $25,000
                                                              =======            =======

5. PROPERTY AND EQUIPMENT

   Property and equipment consists of:

                                                                                        2001               2000

    Machinery and equipment                                                          $16,429,970        $13,795,682
    Office furniture, fixtures and equipment                                           2,755,736          2,362,982
    Leasehold improvements                                                             1,375,200          1,203,042
    Vehicles                                                                             181,256            200,317
    Computer equipment and software                                                    6,881,624          5,578,022
    Leasehold improvements in progress                                                      -               149,725
    Machinery and equipment in progress                                                   93,339          1,314,602
                                                                                     -----------        -----------
                                                                                      27,717,125         24,604,372

    Less accumulated depreciation and amortization                                    14,696,546         11,287,717
                                                                                     -----------        -----------

                                                                                     $13,020,579        $13,316,655
                                                                                     ===========        ===========


   Depreciation and amortization expense related to property and equipment for the years ended January 31, 2001, 2000 and 1999, was $3,433,004, $2,862,151,
   and $2,652,796, respectively.

6. INCOME TAXES

   The provision (benefit) for income taxes includes the following:

                                                  2001               2000                1999
Federal:
  Current                                        $  -              $     -           $   276,691
  Deferred                                          -               1,893,850         (2,190,605)
State income taxes:
  Current                                           -                    -               234,326
  Deferred                                          -                 809,768           (761,661)
                                                 ----              ----------        -----------
                                                 $  -              $2,703,618        $(2,441,249)
                                                 ====              ==========        ===========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided against assets that are not likely to be realized.

   The income tax effects of significant items comprising the Company's net deferred tax asset (liability) are as follows:


                                                         2001                                 2000
                                               Current           Long-term          Current            Long-term

    Deferred tax assets:
      Allowance for doubtful accounts        $ 1,516,570        $      --          $ 363,930         $      --
      Accrued compensation expense                  --              597,480             --               587,176
      Unamortized lease incentive                   --               89,380             --               100,060
      Restructuring reserve                         --                 --              4,910                --
      Accrued expenses                            77,180               --            112,920                --
      Net operating loss carryforward               --            6,566,190             --             3,805,318
      Put agreement                                 --                 --               --               512,688
      Alternative minimum tax credit                --              593,940             --               172,589
                                             -----------        -----------        ---------         -----------
    Total gross deferred tax assets            1,593,750          7,846,990          481,760           5,177,831
      Less: Valuation allowance               (1,593,750)        (5,812,790)        (481,760)         (3,221,121)
                                             -----------        -----------        ---------         -----------
    Total net deferred tax asset                    --            2,034,200             --             1,956,710
                                             -----------        -----------        ---------         -----------
    Deferred tax liabilities:
      Property and equipment                        --           (1,937,820)            --            (1,892,100)
      Other                                         --              (96,380)            --               (64,610)
                                             -----------        -----------        ---------         -----------

    Total deferred tax liabilities                  --           (2,034,200)            --            (1,956,710)
                                             -----------        -----------        ---------         -----------

    Net deferred tax asset (liability)       $      --          $      --          $    --           $      --
                                             ===========        ===========        =========         ============

   A reconciliation from the U.S. statutory tax rate of 34% to the effective tax rate for income taxes on the consolidated statements of (loss) earnings is as follows:


                                                                       2001                2000               1999

Computed expense at statutory rates                                 $(2,933,963)       $(2,281,599)       $(1,992,076)
(Reductions) increase in taxes resulting from:
  Tax-exempt interest income                                             (3,140)            (3,320)            (4,776)
  State taxes (benefit), net of federal
    income tax benefit                                                 (513,164)          (191,230)          (350,215)
  Put agreement                                                               -          1,219,549                  -
  Valuation allowance                                                 3,703,659          3,702,881                  -
  Other                                                                (253,392)           257,337            (94,182)
                                                                    -----------        -----------        -----------
  Actual (benefit) expense                                          $         -        $ 2,703,618        $(2,441,249)
                                                                    ===========        ===========        ===========


   At January 31, 2001, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $14.6 million which will begin to expire in stages in the year 2020, and alternative minimum tax credit carryforwards of approximately $593,000. The alternative minimum tax credit does not expire.

7. LEASE COMMITMENTS

   The Company rents various facilities under lease agreements classified as operating leases. Several of the underlying agreements contain certain incentives eliminating payments at the inception of the lease. Lease incentives are amortized on a straight-line basis over the entire lease term. Under terms of these leases, the Company is required to pay its proportionate share of increases in real estate taxes, operating expenses and other related costs.

   The Company leases warehouse space in Belleville, New Jersey from a partnership in which two of the partners were directors and major shareholders of the Company. Both partners are no longer directors. During the fiscal years ended January 31, 2001, 2000 and 1999, the Company paid rent of $49,479, $62,848 and $65,482, respectively to the partnership. The lease expired on November 30, 1998, and has been renewed subject to termination upon120-days prior written notice by either party. The lease was amended on August 31, 1999 to provide an annual rate of $47,980.

   Future minimum annual rentals on these leases as of January 31, 2001 are as follows:

Year Ending
January 31,

2002                                           $ 1,606,423
2003                                             1,070,952
2004                                               315,178
2005                                               282,640
2006                                               282,640
2007 and thereafter                              1,787,031
                                               -----------

                                               $ 5,344,864
                                               ===========

   Rental expense for the years ended January 31, 2001, 2000 and 1999 was approximately $1,500,000, $1,377,000, and $1,615,000, respectively.

8. EMPLOYEE BENEFIT PLANS

   The Company has established a savings incentive plan for substantially all employees of the Company which is qualified under section 401(k) of the Internal Revenue Code. The savings plan provides for contributions to an independent trustee by both the Company and its participating employees. Under the plan, employees may contribute up to 15% of their pretax base pay. The Company matches 50% of the first 6% of participant contributions. Participants vest immediately in their own contributions and over a period of six years for the Company's contributions. Company contributions were approximately $95,000, $125,000, and $192,000, for the years ended January 31, 2001, 2000 and 1999, respectively.

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

   Incentive Stock Options granted pursuant to the Plans must have an exercise price equal to the fair market value of the Company's Common Stock at the time the option is granted, except that the price shall be at least 110% of the fair market value where the option is granted to an employee who owns more than 10% of the combined voting power of all classes of the Company's voting stock. Nonqualified Stock Options granted pursuant to the Plans must have an exercise price equal to at least 50% of the fair market value of the Company's Common Stock at the time the option is granted. Incentive Stock Options may be granted only to employees. Nonqualified Stock Options may be granted to employees as well as directors, independent contractors and agents, as determined by the Board of Directors. All options available to be granted under the 1987 Plan were granted prior to September 1, 1997. All options available to be granted under the 1996 Plan, totaling 318,350 at January 31, 2001, must be granted by October 10, 2006. All options available to be granted under the 1999 Plan, totaling 236,500 at January 31, 2001, must be granted by February 23, 2009. At January 31, 2001, shares under the 1999 Plan had not been registered by the Company. The options currently outstanding have terms that expire between five and ten years from the date of grant and vest over a period of three to four years from the date of the grant.

   On February 23, 2000, the Board of Directors passed a resolution allowing the Company to reprice all outstanding options granted under the 1996 Plan and the 1999 Plan. All outstanding options, approximately 243,000 net of cancellations, which were originally granted at prices ranging from $14.63 to $21.50 per share were repriced to $14.25 per share. Accordingly, the option prices per share and weighted average exercise price in the following 1996 Plan and 1999 Plan tables have been restated to reflect the $14.25 exercise price. All other terms and conditions, including vesting periods remain unchanged. The repriced options are subject to variable plan accounting and as a result there was no income statement effect of these options in the year ended January 31, 2001 due to the decrease in the Company's stock price below the new exercise price.

   Information regarding options under the 1987 Plan is as follows:


                                                                                                        Weighted
                                                     Option                                              Average
                                                     Price                                              Exercise
                                                   Per Share           Outstanding       Exercisable      Price

January 31, 1998 balance                        $0.51  -  $4.81          558,800           558,800       $2.36

Exercised                                        1.36  -   4.75         (248,800)         (248,800)       3.17
                                                ---------------         --------          --------        ----

January 31, 1999 balance                         0.51  -   4.81          310,000           310,000        1.77

Exercised                                        0.51  -   4.81         (211,000)         (211,000)       2.25
                                                ---------------         --------          --------        ----

January 31, 2000 balance                         0.51  -   1.00           99,000            99,000        0.75

Exercised                                                  0.51          (16,500)          (16,500)       0.51
                                                ---------------         --------          --------        ----

January 31, 2001 balance                        $0.51  -  $1.00           82,500            82,500       $0.80
                                                ===============         ========          ========        ====

   Information regarding options under the 1996 Plan is as follows:


                                                                                                     Weighted
                                                   Option                                             Average
                                                    Price                                            Exercise
                                                  Per Share        Outstanding     Exercisable        Price

January 31, 1998 balance                       $ 7.25 - $10.00        370,000          43,750         $  8.70
                                               ---------------       --------        --------         -------
  Granted                                                14.25        263,900            -              14.25
  Became Exercisable                             7.25 -  10.00            -           141,250            8.03
  Exercised                                               7.25        (10,000)        (10,000)           7.25
  Cancelled                                      7.25 -  14.25       (281,800)           -              11.17
                                               ---------------       --------        --------         -------

January 31, 1999 balance                         7.25 -  14.25        342,100         175,000           10.99

  Granted                                                14.25        261,500            -              14.25
  Became Exercisable                                     14.25           -             87,683           14.25
  Exercised                                      7.25 -  14.25       (165,500)       (165,500)           7.90
  Cancelled                                      7.25 -  14.25        (94,100)           -              14.25
                                               ---------------       --------        --------         -------

January 31, 2000 balance                        10.00 -  14.25        344,000          97,183           14.06

  Became Exercisable                                     14.25           -             18,184           14.25
  Cancelled                                              14.25       (259,600)        (64,000)          14.25
                                               ---------------       --------        --------         -------

January 31, 2001 balance                       $10.00 - $14.25         84,400          51,367          $13.50
                                               ===============       ========        ========         =======



   Information regarding options under the 1999 Plan is as follows:


                                                                                                           Weighted
                                                        Option                                              Average
                                                        Price                                              Exercise
                                                      Per Share     Outstanding       Exercisable           Price
January 31, 1999 balance                                $     -                 -                 -        $     -
                                                        -------          --------           -------        -------
   Granted                                                14.25           684,500                 -          14.25
   Became Exercisable                                     14.25                 -            48,000          14.25
   Cancelled                                              14.25          (163,500)                -          14.25
                                                        -------          --------           -------        -------
January 31, 2000 balance                                  14.25           521,000            48,000          14.25
   Granted                                                14.25           365,100                 -          14.25
   Became Exercisable                                     14.25                 -            92,375          14.25
   Cancelled                                              14.25          (372,600)          (48,000)         14.25
                                                        -------          --------           -------        -------

January 31, 2001 balance                                 $14.25           513,500            92,375         $14.25
                                                        =======          ========           =======        =======


   The following table summarizes information about options outstanding as of January 31, 2001 under the 1987, 1996 and 1999 Plans:


                                         Options Outstanding                           Options Exercisable
                            -----------------------------------------------      -----------------------------
                                                Average        Weighted-                            Weighted-
     Range of                  Number of       Remaining        Average              Number of       Average
     Exercise                   Shares        Contractual      Exercise               Shares        Exercise
      Prices                  Outstanding         Life           Price              Outstanding       Price
$  0.51 - $ 1.00                 82,500         2.19 years      $ 0.80                 82,500       $ 0.80
          $10.00                 15,000         1.59 years      $10.00                 15,000       $10.00
          $14.25                582,900         3.26 years      $14.25                128,742       $14.25
                                -------                         ------                -------       ------

$ 0.51 -  $14.25                680,400         3.44 years      $12.53                226,242       $ 8.99
                                =======                         ======                =======       ======


      Compensation expense related to the Nonqualified Stock Options was $0, $0, $6,006 for the years ended January 31, 2001, 2000 and 1999, respectively.

      The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's plans been determined based on the fair value at the grant date for awards in the fiscal years ended January 31, 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123, the incremental effect on the Company's net loss and basic and diluted loss per share would have been $336,692, $0.05 and $0.05 for 2001; $715,391, $0.10 and $0.10 for
      2000 and $280,260, $0.04 and $0.04 for 1999.

      The fair value of the option grants is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999: dividend yield of 0.00% for the three years; expected volatility of 62.23%, 46.11% and 64.00%, respectively; risk-free interest rate of 7.85%, 6.02% and 5.29% respectively; and expected lives of 3 to 5 years for each of the three years.

10.   STOCK GRANTS

      The Company, at the discretion of the Board of Directors, has awarded from time to time to management personnel shares of its Common Stock at par value. These shares vest over a period of three to five years. The Company awarded 0 shares, 1,000 shares, and 220,850 shares of its Common Stock and recorded compensation expense of $266,565, $204,015, and $417,582 for the years ended January 31, 2001, 2000 and 1999, respectively.

      Shares cancelled by the Company due to termination or resignation of the recipients for the years ended January 31, 2001, 2000 and 1999 totaled 4,000, 35,383 and 111,900, which amounts have been excluded from the above compensation expense.

11.   LONG-TERM DEBT

      On August 23, 1996, the Company entered into an Equipment Facility and Revolving Credit Agreement (the "Facility") with a major New Jersey bank. This Facility provided the Company with an unsecured line of credit of $4,000,000 and a $6,000,000 facility for the purchase of machinery and equipment, primarily telecommunications switching equipment, and was secured by the Company's machinery and equipment.

      The Company had drawn down $2,000,000 of the $6,000,000 in the fiscal year ended January 31, 1997. In the fiscal year ended January 31, 1998, the Company converted the balance to a term loan (the "term loan") payable in monthly installments of $55,923 including principal and interest payable over a term of 60 months. The remaining balance on this term loan as of January 31, 2001 was $997,100, of which $615,053 was classified as current. The interest rate on the term loan is 7.71%. The term loan is secured by certain fixed assets of the Company.

      The Facility requires the Company to meet certain covenants. At January 31, 2001, the Company was not in compliance with the covenants of the Facility. (see Note 21)

      On March 16, 1998, the Company entered into an Amended and Restated Equipment Facility and Revolving Credit Agreement (the "Amended Facility") with the same bank. This Amended Facility increased the unsecured line of credit to $8,000,000 and the Facility for the purchase of machinery and equipment to $5,000,000. On November 1, 1998, the Company entered into an Amendment to the Amended and Restated Credit Agreement (the "Second Amended Facility") with the same bank. This Amendment increased the Facility for the purchase of machinery and equipment to $10,000,000 and decreased the unsecured line of credit to $5,000,000. In May of 2000, the Second Amended Facility expired and was not renewed.

      Scheduled maturities of notes payable during the next five years and thereafter are as follows:

Years Ending
January 31,
2002                                        $ 615,053
2003                                          382,047
                                            ---------

                                            $ 997,100
                                            =========


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

Simultaneously, Revision LLC and Mr. Walt Anderson ("Revision/Anderson") and the Company entered into put option agreements with Warren Feldman, Sol Feldman ("the Feldmans") and Leon Genet, ("Genet") a director of the Company. These Put Option agreements allowed the Feldmans and Genet the right to sell their shares of the Company to Revision/Anderson at a price of $16.00 per share and obligate Revision/Anderson to purchase the shares during an exercise period beginning on December 11, 1999 and ending on February 10, 2000. Revision/Anderson purchased the shares under the put option agreements prior to the deadline, with the exception of 100,778 shares still held by the Feldman's. The Company had no obligation to purchase any shares from the Feldmans or Genet. The closing market price of the Company's shares on September 21, 1999, the date of the agreements, was $12.25, and the total number of shares covered by the agreements was 1,208,137. Using a binomial valuation model with an interest rate of 5% and a volatility rate of 50%, the fair value of the Put Option agreements was determined to be approximately $4.03 per share or $4,870,554. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83, the Company accounted for this non-cash transaction as a charge to expense and a credit to paid-in capital during the quarter ended October 31, 1999.

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

The January 31, 1999 reserve included an amount of approximately $1,280,000 for the abandonment of the Miami switch (total book value of approximately $1,713,000 less the fair value of approximately $433,000). The fair value of the switch equipment retained was based on the best estimates of the replacement cost of the switch hardware which could be used in the Company's other switch sites. Also included in the reserve were amounts for the severance of approximately 25 employees of approximately $427,000, a reserve for the balance due on the Fort Lauderdale lease of approximately $265,000, a reserve to close the UK office of approximately $57,000, and line installation costs of approximately $99,000.

The balance in the reserve at January 31, 2000, of approximately $12,000, consists of the settlement of the lease in Fort Lauderdale, Florida. For the fiscal year ended January 31, 2000, amounts aggregating approximately $1,797,000 applied against the accrual consisted of approximately $1,280,000 for the write down of the Miami switch, approximately $99,000 for the line installation costs, approximately $51,000 for payments made on the Fort Lauderdale lease, approximately $327,000 for severance payments and approximately $40,000 for payments made to shut down the U.K. operation. Additionally, an aggregate of approximately $319,000 which is reflected as a credit through the restructuring charge line in the fiscal 2000 consolidated financial statements consisted of approximately $97,000 reduction in the severence accrual, approximately $20,000 for the reduction of the fringe benefit accrual and $202,000 reduction in the accrual on the Fort Lauderdale lease, due to revisions in the lease. The salvageable components of the switch were relocated to the Company's New York City switch in the third quarter of fiscal 2000.

In the fiscal year ended January 31, 2001, the Company settled, for approximately $12,000, the balance on the lease in Fort Lauderdale, Florida, which was charged against the restructuring reserve.

14.   COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a law suit, filed by one of its customers for alleged breach of contract, which seeks compensatory and punitive damages of $1,300,000. Management believes that the suit is without merit and is vigorously defending it. However, the outcome cannot be determined at this time.

The Company is involved in various legal and administrative actions arising in the normal course of business. While the resolution of any such actions may have an impact on the financial results for the period in which it is resolved, management believes that the ultimate disposition of these matters will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position.

The Company has commitments with several vendors for the purchase of telecommunications services.

15.   LOSS PER SHARE

Basic loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during each year. Diluted loss per share was computed on the assumption that all stock options converted or exercised during each year or outstanding at the end of each year were converted at the beginning of each year or at the date of issuance or grant, if dilutive.

The reconciliation of the earnings and common shares included in the computation of basic earnings per common share and diluted earnings per common share for the years ended January 31, 2001, 2000 and 1999 is as follows:

                                              2001                                       2000
                         -------------------------------------------  ------------------------------------------
                            Earnings         Shares      Per-Share       Earnings        Shares       Per-Share
                          (Numerator)     (Denominator)    Amount      (Numerator)    (Denominator)    Amount
Net Loss                   $ (8,629,304)                                $ (9,414,202)
                           --------------                               --------------
Basic Loss
  Per Share:               $ (8,629,304)      7,324,085     $ (1.18)      (9,414,202)     7,068,875      $(1.33)
Effect of Dilutive
  Securities:
  Stock Options                                      --                                      --
                           ------------      ---------      -------     ------------     ---------       ------
Diluted Loss
  Per Share                $ (8,629,304)     7,324,085      $ (1.18)    $ (9,414,202)    7,068,875       $(1.33)
                           ============      =========      =======     ============     =========       ======


                                             1999
                         -------------------------------------------
                            Earnings         Shares      Per-Share
                          (Numerator)     (Denominator)    Amount
Net Loss                   $ (3,417,797)
                           ------------
Basic Loss
  Per Share:                 (3,417,797)      6,817,701      $(0.50)
Effect of Dilutive
  Securities:
  Stock Options
                           ------------       ---------      ------
Diluted Loss
  Per Share                $ (3,417,797)      6,817,701      $(0.50)
                           ============      ==========      ======



Outstanding stock options to purchase shares of Common stock were not included in the computation of diluted earnings per share for the fiscal years ended January 31, 2001, 2000 and 1999 because to do so would have been antidilutive.

16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Amounts in thousands except per share data.

                                                            April 30,      July 31,     October 31,   January 31,
                                                              1998           1998          1998           1999
Net sales                                                   $31,882        $33,556       $41,260        $30,585
Operating income (loss)                                         411            368        (1,504)        (5,196)
Net earnings (loss)                                             263            277          (927)        (3,031)
Basic earnings (loss) per common share                         0.04           0.04         (0.12)         (0.44)
Diluted earnings (loss) per common share                       0.03           0.04         (0.12)         (0.44)

                                                            April 30,      July 31,     October 31,   January 31,
                                                              1999           1999          1999           2000
Net sales                                                   $33,530        $36,617       $36,988        $32,625
Operating income (loss)                                         519            590        (5,954)        (1,834)
Net earnings (loss)                                             296            339        (5,539)        (4,510)
Basic earnings (loss) per common share                         0.04           0.05         (0.77)         (0.63)
Diluted earnings (loss) per common share                       0.03           0.05         (0.77)         (0.63)

                                                            April 30,      July 31,     October 31,   January 31,
                                                              2000           2000          2000           2001
Net sales                                                   $31,792        $34,108       $33,903        $33,427
Operating loss                                               (1,606)        (1,405)       (2,417)        (3,306)
Net loss                                                     (1,514)        (1,366)       (2,403)        (3,346)
Basic loss per common share                                   (0.21)         (0.19)        (0.33)         (0.45)
Diluted loss per common share                                 (0.21)         (0.19)        (0.33)         (0.45)

17.   EMPLOYEE STOCK OWNERSHIP PLAN

      On September 1, 1998, the Company established the Covista Communications, Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Concurrently with the establishment of the nonleveraged ESOP Plan, the Company contributed 600,000 shares of its Common Stock to the ESOP Plan. The common shares were recorded at fair value at the date contributed to the ESOP, totaling approximately $12.2 million, with an offset to Unearned ESOP Shares in the Statement of Shareholders' Equity. The ESOP Plan is administered through a trust by a trustee designated by the Board of Directors. No shares have been allocated from the ESOP Plan as of January 31, 2001.

      In February 1999, the Company's Board of Directors authorized the termination of the ESOP Plan. The IRS has given its approval to terminate the ESOP, and the Company is in process of doing so. Upon termination of the ESOP Plan, the Company will receive the shares from the Trust and return the shares to authorized but unissued Common Stock.

18.      ACCESS CHARGE SETTLEMENT

         In the second quarter of the current fiscal year, the Company received a cash payment of $1,264,483 from certain Bell Companies in settlement of a class action suit, to which the Company was a party, filed in 1992 relating to alleged overcharges by those companies. The settlement concluded the class action with the Bell Companies. The Company's portion of the settlement was not determined until the second quarter ended July 31, 2000. The cash payment was recorded as a separate line item as a reduction of costs and expenses in the quarter ended July 31, 2000.

19.      RELATED PARTY TRANSACTIONS

         A director of the Company serves on the Board of Directors of a competitor of the Company. The Company purchases and sells services to this competitor. Sales to this competitor in the years ended January 31, 2001, 2000 and 1999 were approximately $532,000, $681,000 and
         $722,000 respectively. Purchases from this competitor in the years ended January 31, 2001, 2000 and 1999 were approximately $544,000, $291,000 and $443,000 respectively. All transactions were based on competitive terms obtained in arm's length transactions.

20.      EMPLOYEE RECEIVABLES

         Included in prepaid expenses and other current assets is a partially secured note receivable totaling $262,500 evidencing a loan to an executive employee of the Company. The note bears interest at 11.5% per annum, and is payable in monthly installments with the last payment due on January 1, 2004.

21.      SUBSEQUENT EVENTS

         a. On February 1, 2001, the Board of Directors of the Company, subject to shareholder's approval which was obtained on March 29, 2001, authorized the sale of a total of 3,500,000 shares of Common Stock to the following three persons (the "Purchasers") in the amounts indicated: Kevin Alward, 1,000,000 shares; A. John Leach, 500,000 shares; and Henry G. Luken, III, 2,000,000 shares. The purchase price for the Common Stock to be issued to Messrs. Alward, Leach and Luken is $2.00 per share, based on the fair market value of shares at February 2, 2001. The stock sale was consummated in April 2001 and the proceeds which were added to the general funds of the Company, will be used to finance operations of the Company.

         b. On February 1, 2001, the Board of Directors of the Company authorized the acquisition of Blink Data Corporation, a telecommunications company, of which Kevin Alward was a principal shareholder, officer and director, for 300,000 shares of the Company's Common Stock valued at the fair market value at March 29, 2001. The transaction was completed on March 29, 2001

         c. On April 24, 2001 the Company obtained a waiver on the covenants in default from the bank in connection with the term loan

                                     ******

COVISTA COMMUNICATIONS, INC. (f.k.a. TOTAL-TEL USA COMMUNICATIONS, INC.) AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(CONSOLIDATED)

-----------------------------------------------------------------------------------------------------------------------------------
Column A                                 Column B                   Column C                   Column D              Column E
                                    -----------------------------------------------------------------------------------------------
                                                                   Additions
                                                          ----------------------------
                                                             Charged        Charged to
                                        Balance at        (Credited) to        Other                                  Balance
                                         Beginning           Cost and        Accounts-       Deductions-             at End of
            Description                  of Period           Expenses         Describe         Describe               Period
YEAR ENDED JANUARY 31,
  2001:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                              $ 1,827,260        $ 2,346,761            $ -           $ 98,798            $ 4,075,223
    Valuation reserve on
    deferred tax asset                      $ 3,702,881        $ 3,703,659                                              $ 7,406,540
  Allowances not deducted:
    Restructuring reserve                      $ 11,995                $ -            $ -           $ 11,995                    $ -

YEAR ENDED JANUARY 31,
  2000:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                              $ 1,230,483        $ 1,074,916            $ -          $ 478,139            $ 1,827,260
    Valuation reserve on deferred tax asset                    $ 3,702,881                                              $ 3,702,881
  Allowances not deducted:
    Restructuring reserve                   $ 2,128,000         $ (318,879)           $ -        $ 1,797,126               $ 11,995

YEAR ENDED JANUARY 31,
  1999:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for uncollectible
      accounts                                $ 866,421          $ 878,628            $ -          $ 514,566            $ 1,230,483
  Allowances not deducted:
    Restructuring reserve                           $ -        $ 2,367,910            $ -          $ 239,910            $ 2,128,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the twenty-seventh day of April, 2001

                                                   COVISTA COMMUNICATIONS, INC.
                                                   (Registrant)

                                                   By: /S/ Henry G. Luken III
                                                       ----------------------
                                                       Henry G. Luken III
                                                       Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                 Title                                       Date
---------                                 -----                                       ----

 /S/ Henry G. Luken III                   Chairman of the Board                       April, 27, 2001
----------------------------
Henry G. Luken III


 /S/ Walt Anderson                        Director                                    April 27, 2001
----------------------------
Walt Anderson


 /S/ Jay J. Miller                        Director                                    April 27, 2001
----------------------------
Jay J. Miller


 /S/ Leon Genet                           Director                                    April 27, 2001
----------------------------
Leon Genet


 /S/ A. John Leach                        Director, President and                     April 27, 2001
----------------------------              Chief Executive Officer
A. John Leach


 /S/ Thomas P. Gunning                    Vice President, Treasurer and               April 27, 2001
----------------------------              Secretary, Chief Financial Officer
Thomas P. Gunning                         and Principal Accounting Officer

--------------------------------------------------------------------------------
Exhibit No.                       Description of Document
-----------                       -----------------------
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

(3)(d) By-Law Amendments incorporated by reference to Form 8K filed on April 7, 1998.

(3)(e)        Shareholder Rights plan filed by reference to Form 8K, on April
              12, 1998.

(3)(f) Amended Certificate of Incorporation to change the name of the Corporation from Total-Tel USA Communications, Inc. to Covista USA
              Communications, Inc., dated September 15, 2000. Incorporated by reference to Form 8-K filed on September 29, 2000.

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

                                       32

--------------------------------------------------------------------------------
Exhibit No.                       Description of Document
-----------                       -----------------------
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

--------------------------------------------------------------------------------
Exhibit No.                       Description of Document
-----------                       -----------------------
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

(10)(u) Lease of premises at 150 Clove Road, Little Falls, New Jersey, between Total-Tel USA, Inc. and the Prudential Insurance
              Registrant of America dated February 22, 1994. Incorporated by reference to Exhibit 10 (u) to the Registrant's Annual Report on
              Form 10-K for the year ended January 31, 1994.

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

(10)(y)       Equipment Facility and Revolving Credit Agreement dated August 23,
              1996 between Total-Tel USA Communications, Inc., TotalTel, Inc.,
              TotalTel USA, Inc., and TotalTel Carrier Services, Inc. and the
              Summit Bank in the amount of $10,000,000. Incorporated by referral to Exhibit (10)(y) to the Registrants Annual Report on Form 10K for the year ended January 3, 1997.

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


--------------------------------------------------------------------------------
Exhibit No.                       Description of Document
-----------                       -----------------------
(10)(AE)      Amendment to the Amended Facility and Revolving Credit Agreement
              dated November 1, 1998 between Total-Tel USA Communications, Inc.,
              TotalTel, Inc., Total-Tel USA, Inc., and Total-Tel Carrier
              Services, Inc. and the Summit Bank in the amount of 13,000,000.
              Incorporated by reference to Form 10K for the year ended January
              31, 1999.

(10)(AF) Lease of premises of 20 Crossways Park North, Woodbury, New York, between TotalTel, Inc. and Industrial and Research Associates
              Company, dated August 20, 1999. Incorporated by Reference to
              Form 10-K for the year ending January 31, 2000

(10)(AG)      Lease of premises of One Landmark Square, Stamford, Connecticut.
              between TotalTel, Inc. and Reckson Operating Partnership, LLP, dated November 17, 1999. Incorporated by Reference to Form 10-K for the year ending January 31, 2000

(10)(AH)      Lease of premises of 1810 Chapel Avenue West, Cherry Hill, New
              Jersey between TotalTel, Inc. and Commerce Center Holdings, Inc., dated December 6, 1999. Incorporated by Reference to Form 10-K for the year ending January 31, 2000

(10)(AI)      The 1999 Equity Incentive Plan. Incorporated by reference to the
              Registrant's Proxy Statement relating to its 1999 Annual
              Shareholder Meeting.

(10)(AJ)      Employment agreement of A. John Leach

(22)          Subsidiaries of Registrant. Incorporated by reference to Exhibit
              22 to Registrant's Annual Report on Form 10-K for the year ended
              January 31, 1996.

(23)          Consent of Deloitte & Touche LLP

(27)          Financial Data Schedules.
