Form 10-K/A
period 2001-01-31
COVISTA COMMUNICATIONS INC
filed 2001-05-02
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-K/A
(Mark one)

 X       ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE  SECURITIES
----     EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the Fiscal year ended        January 31, 2001      .
                                  ---------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from                   to                   .
                                       -------------------  --------------------

                          Commission File Number 0-2180

                         COVISTA COMMUNICATIONS, INC. .
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

              New Jersey                                 22-1656895
--------------------------------                       ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


                 150 Clove Road, Little Falls, New Jersey 07424
               (Address of principal executive offices)(Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____

Aggregate market value (based upon a $3.00 closing price) of the voting stock held by nonaffiliates of the Registrant as of April 25, 2001: $7,904,604

Number of shares of Common Stock outstanding on April 25, 2001: 11,769,405

                      Documents Incorporated By Reference:
                                      None

          The undersigned Registrant hereby amends Part III, Item 12 of its Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2001. Footnote (3) to the table for the Security Ownership of Certain Beneficial Owners and Management and section (c) Changes in Control are being amended. The $13,000,000 loan made by Mr. Donald Burns to Mr. Walt Anderson, Gold & Appel Transfer S.A. and Revision LLC, for which Revision LLC and the Foundation for the Non-Governmental Development of Space (FINDS) have pledged shares of the Registrant to secure the loan is not in default. Accordingly footnote (3) is amended to read as follows:

          Includes 1,179,732 shares owned of record by Revision LLC, and 703,529 shares owned of record by FINDS, which shares are pledged to Mr. Burns to secure a loan.

          Section (c) is amended to read as follows:

          In August, 2000, Walt Anderson and two entities controlled by him, Gold & Appel Transfer, S.A. and Revision LLC, along with FINDS, entered into a Stock Pledge Agreement with Donald A. Burns, which was subsequently amended in October 2000 (as amended, the "Pledge Agreement"). Pursuant to the Pledge Agreement, Revision LLC has pledged 1,179,732 shares of Common Stock, and FINDS has pledged 703,529 shares of Common Stock, to secure a $13,000,000 loan made by Mr. Burns to Mr. Anderson, Gold & Appel Transfer, S.A. and Revision LLC. Were Mr. Burns to foreclose upon the 1,883,261 shares of Common Stock pledged pursuant to the Pledge Agreement, which represent approximately 16% of the outstanding Common Stock, it could result in a change of control of the Registrant. Gold & Appel has paid back approximately $4,200,000 of principal on this loan from Mr. Burns. The current value of the loan with accrued interest is approximately $9,250,000.

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


          A change in control of the Registrant may be deemed to have occurred as a result of the foregoing transactions, as Walt Anderson now controls 11.57% of the outstanding Common Stock, and Henry G. Luken III now controls 29.46% of the outstanding Common Stock

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Little Falls, New Jersey on May 1, 2001.



                          COVISTA COMMUNICATIONS, INC.
                                  (Registrant)




                                  By: /S/ Henry G. Luken III_
                                      ----------------------
                                       Henry G. Luken III
                                      Chairman of the Board




     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                             Title                                       Date
---------                             -----                                       ----
/S/ Henry G. Luken III               Chairman of the Board                     May 1, 2001
------------------------
Henry G. Luken III


/S/ Walt Anderson                    Director                                  May 1, 2001
------------------------
Walt Anderson


/S/ Jay J. Miller                     Director                                 May 1, 2001
------------------------
Jay J. Miller

/S/ Leon Genet                        Director                                 May 1, 2001
------------------------
Leon Genet

/S/ A. John Leach                     Director, President and                  May 1, 2001
------------------------              Chief Executive Officer
A. John Leach



/S/ Thomas P. Gunning                 Vice President, Treasurer and            May 1, 2001
------------------------              Secretary, Chief Financial Officer
Thomas P. Gunning                     and Principal Accounting Officer