Form 10-Q
period 2001-04-30
COVISTA COMMUNICATIONS INC
filed 2001-06-13
CIK 34497

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended         April 30, 2001
                                         ---------------------------------

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to
                                         -------------------

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

                                Yes__X__ No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at June 13, 2001
----------------------------                     ----------------------------
Common Share, $.05 par value                         11,409,405    shares

                          COVISTA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                        FIRST QUARTER REPORT ON FORM 10-Q

                                      INDEX


                                                                                               Page No.

PART I.    FINANCIAL INFORMATION

         Condensed Consolidated Statements of Operations and
                    Comprehensive Loss

                  Three months ended April 30, 2001 and 2000
                  (unaudited)                                                                    2

         Condensed Consolidated Balance Sheets
                  April 30, 2001 (unaudited), and
                  January 31, 2001                                                               3-4

         Condensed Consolidated Statements of Cash Flows Three months ended
                  April 30, 2001 and 2000
                  (unaudited)                                                                    5

         Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                                         6-8

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  9-11


PART II. OTHER INFORMATION

         Items 1,3,5                                                                            12

         Item 2  Change in Securities and Use of Proceeds                                       12

         Item 4  Submission of Matters to a Vote of Security Holders                            12

         Item 6. Exhibits and Reports on Form 8-K                                               12


SIGNATURES                                                                                      13

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                               Three Months Ended
                                                                       April 30,

                                                             2001              2000
                                                         ------------    -------------
Net Sales                                                $ 29,444,021    $ 31,791,862
                                                         ------------    ------------

Costs and Expenses

                   Cost of sales                           26,738,240      26,452,035
                   Selling, general and administrative      7,499,702       6,869,756
                   Other compensation                          69,245          75,915
                                                         ------------    ------------

                   Total costs and expenses                34,307,187      33,397,706
                                                         ------------    ------------

Operating Loss                                             (4,863,166)     (1,605,844)
                                                         ------------    ------------

Other Income (Expense)
                   Interest income                             35,249          48,000
                   Other income                               253,256           7,312
                   Interest expense                           (18,005)        (29,255)
                                                         ------------    ------------

                   Total other income                         270,500          26,057
                                                         ------------    ------------


Loss before benefit from income taxes                      (4,592,666)     (1,579,787)

Benefit from income taxes                                          --         (65,676)
                                                         ------------    ------------


Net Loss                                                   (4,592,666)     (1,514,111)


Other comprehensive income, net of taxes:
                   Unrealized holding gain (loss)                 289          (1,281)
                                                         ------------    ------------

Comprehensive loss                                       $ (4,592,377)   $ (1,515,392)
                                                         ============    ============

BASIC LOSS PER COMMON SHARE                              $      (0.56)   $      (0.21)
                                                         ------------    ------------

DILUTED LOSS PER COMMON SHARE                            $      (0.56)   $      (0.21)
                                                         ------------    ------------

DIVIDENDS PER SHARE                                              NONE            NONE

            See notes to condensed consolidated financial statements

            COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              April 30,      January 31,
                                                                2001            2001
                                                            --------------   ------------
                                                             (Unaudited)        (Note)

ASSETS

CURRENT ASSETS:

                 Cash and cash equivalents                   $ 3,935,368   $ 2,691,889

                 Investments available for sale                  633,657       537,007

                 Accounts receivable, net                     17,373,258    20,526,178

                 Prepaid expenses and other current assets       974,360     1,225,463
                                                             -----------   -----------

                 TOTAL CURRENT ASSETS                         22,916,643    24,980,537
                                                             -----------   -----------


PROPERTY AND EQUIPMENT, NET                                   15,237,027    13,020,579
                                                             -----------   -----------

OTHER ASSETS:


                 Deferred line installation costs, net           204,870       216,672

                 Goodwill, net                                   801,523            --

                 Other assets, net                               919,378       879,614
                                                             -----------   -----------


                                                               1,925,771     1,096,286
                                                             -----------   -----------

                                                             $40,079,441   $39,097,402
                                                             ===========   ===========

 Note: The balance sheet at January 31, 2001 has been taken from the audited consolidated financial statements at that date.

              See notes to condensed consolidated financial statements.

                                   (Continued)

           COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             April 30.        January 31,
                                                               2001              2001
                                                         ---------------    ---------------
                                                           (Unaudited)          (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

                 Current portion of long-term debt        $    626,893    $    615,053

                 Accounts payable                           27,283,096      27,960,046

                 Other current and accrued liabilities       1,890,134       2,834,557

                 Salaries and wages payable                  1,692,721       1,304,818
                                                          ------------    ------------

TOTAL CURRENT LIABILITIES                                   31,492,844      32,714,474
                                                          ------------    ------------
OTHER LONG-TERM LIABILITIES                                    222,747         223,788
                                                          ------------    ------------
LONG-TERM DEBT                                                 220,441         382,047
                                                          ------------    ------------

SHAREHOLDERS' EQUITY
                 Common Stock                                  647,791         475,291
                 Additional paid-in-capital                 37,043,954      30,016,454
                 Accumulated deficit                       (15,878,185)    (11,285,519)
                                                          ------------    ------------
                                                            21,813,560      19,206,226

                 Unearned ESOP Shares                      (12,225,000)    (12,225,000)
                 Treasury stock                             (1,445,440)     (1,445,440)
                 Accumulated other comprehensive income            289         241,307
                                                          ------------    ------------
                          Total Shareholders' Equity         8,143,409       5,777,093
                                                          ------------    ------------

                                                          $ 40,079,441    $ 39,097,402
                                                          ============    ============



  Note: The balance sheet at January 31, 2001 has been taken from the audited consolidated financial statements at that date.

              See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                           April 30,

                                                                                      2001           2000
                                                                                   -----------    -----------
OPERATING ACTIVITIES:

              Net loss                                                             $(4,592,666)   $(1,514,111)
              Adjustment for non-cash charges                                        2,215,742      1,480,679
              Gain on disposal of property and equipment                                    --         (1,975)
              Gain on sale of marketable securities                                   (263,101)            --
              Changes in assets and liabilities, net of effect of
              acquisition of Blink Data Corp.                                          790,104        127,353
                                                                                   -----------    -----------

              Net cash (used in) provided by operating activities                   (1,849,921)        91,946
                                                                                   -----------    -----------

INVESTING ACTIVITIES:

              Cash acquired in purchase of Blink Data Corp.                             90,402             --
              Proceeds on sale of marketable securities                                529,302             --
              Purchases of marketable securities                                      (603,869)            --
              Purchase of property and equipment                                    (3,061,155)      (783,348)
              Proceeds on sale of fixed assets                                              --          1,975
              Additions to deferred line installation costs                            (11,514)        (4,365)
                                                                                   -----------    -----------

              Net cash used in investing activities                                 (3,056,834)      (785,738)
                                                                                   -----------    -----------

FINANCING ACTIVITIES:

              Sale of Common Stock                                                   6,300,000             --
              Repayments of bank borrowings                                           (149,766)      (138,515)
                                                                                   -----------    -----------
              Net cash provided by (used in) financing activities                    6,150,234       (138,515)
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
              CASH EQUIVALENTS                                                       1,243,479       (832,307)

CASH AND CASH EQUIVALENTS,
              BEGINNING OF PERIOD                                                    2,691,889      4,374,479
                                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS,
              END OF PERIOD                                                        $ 3,935,368    $ 3,542,172
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
              FLOW INFORMATION:

              Cash paid (received) during the period for:

                                           Interest                                $    18,005    $    29,255
                                           Income taxes                            $        --    $(1,643,227)

            See notes to condensed consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A--Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Covista Communications, Inc. (formerly Total-Tel USA Communications, Inc.) and Subsidiaries (the "Registrant") for the fiscal year ended January 31, 2001. In the opinion of Management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

Note B -New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective February 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operation, or cash flows of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which was adopted during the quarter ending January 31, 2001. The implementation of SAB 101 did not have a material effect on the Company's financial position and results of operations.

Note C -- Earnings Per Share

The following table sets forth the computation of basic and diluted loss per common share:

                                                           Three Months Ended
                                                     April 30, 2001  April 30, 2000
                                                     --------------  --------------
Numerator:
         Loss available to
         Common Shareholders used in basic
              and diluted loss per Common Share       $(4,592,666)   $(1,514,111)
Denominator:
Weighted-average number of Common
         Shares used in basic loss per
         Common Share (1)                               8,247,989      7,294,454

         Effect of diluted securities:
                  Common share options (2)                     --             --
                                                      -----------    -----------
         Weighted-average number of Common
         Shares and diluted potential Common Shares
         used in diluted loss per Common Share          8,247,989      7,294,454
                                                       -----------    -----------
Basic loss per Common Share                           $     (0.56)   $     (0.21)
                                                      -----------    -----------
Diluted loss per Common Share                         $     (0.56)   $     (0.21)
                                                      -----------    -----------

(1) 600,000 ESOP shares have not been included in the weighted average number of Common Shares - See Note E

(2) Common Share options are not included in the calculation of diluted loss per Common Share as doing so would be antidilutive due to the net loss

Note D -- Segment Reporting

         The Registrant sells telecommunication services to two distinct segments: a retail segment, consisting primarily of small to medium size businesses principally within the northeastern United States, and a wholesale segment with sales to other telecommunications carriers throughout the world.

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

         Summarized financial information concerning the Registrant's reportable segments is shown in the following table:

                            Retail           Wholesale        Total
                            ------           ---------        -----
Three Months Ended
April 30, 2001

Net Sales                 $ 11,810,321    $ 17,633,700    $ 29,444,021
Gross margin                 1,364,733       1,341,048       2,705,781

Operating loss              (3,699,123)     (1,164,043)     (4,863,166)

Three Monthd Ended
April 30, 2000

Net Sales                 $ 15,359,207    $ 16,432,655    $ 31,791,862
Gross margin                 3,244,297       2,095,530       5,339,827

Operating (loss) income     (2,009,150)        403,306      (1,605,844)


Note E - Employee Stock Ownership Plan

On September 1, 1998, the Registrant established the TotalTel USA Communications, Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Concurrently with the establishment of the non-leveraged ESOP Plan, the Registrant contributed 600,000 shares of its Common Stock to the ESOP Plan. The Common Shares were recorded at fair value at the date contributed to the ESOP, totaling approximately $12.2 Million, with an offset to Unearned ESOP Shares in the Statement of Shareholders' Equity. The ESOP Plan is administered through a Trust by a Trustee as designated by the Board of Directors. No shares have been allocated from the ESOP Plan as of April 30, 2001.

In February 1999, the Registrant's Board of Directors authorized the termination of the ESOP Plan. The IRS has given its approval to terminate the ESOP, and the Registrant is in process of doing so. Upon termination of the ESOP Plan the Registrant will receive the shares from the Trust and return the shares to the authorized but unissued common stock.

NOTE F -Stock Option Repricing

On February 23, 2000, the Board of Directors passed a resolution allowing the Registrant to re-price all outstanding options granted under its 1996 and 1999 Stock Option Plans. All outstanding options, approximately 243,000 net of cancellations, which were originally granted at prices ranging from $14.63 to $21.50 per share were re-priced to $14.25 per share. All other terms and conditions, including vesting periods remained unchanged. The Registrant has applied FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" related to stock option repricing. During the three months ended April 30, 2001, there has been no financial statement impact based upon the market values of the Registrant's common shares.

NOTE G -Income Taxes

For the fiscal year ended January 31, 2000, the Registrant established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the quarter ended April 30, 2001, the Registrant continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the quarter's net operating loss. The result is that the net deferred tax asset of $9,346,174 is fully offset by the valuation allowance, and as such does not appear as an asset on the balance sheet. It will be reflected at full value when the net deferred tax asset can be utilized in future periods.

NOTE H -Acquisition of Blink Data

On February 1, 2001, the Board of Directors of the Registrant authorized the acquisition of Blink Data Corporation, a telecommunications service provider, of which Kevin Alward, Chief Operating Officer of the Registrant, was a principal shareholder, officer and director, for 300,000 shares of the Registrant's Common Stock valued at the fair market value at March 29, 2001. The transaction was completed on March 29, 2001, and was accounted for by the purchase method of accounting. The purchase price of $900,000 was allocated principally to goodwill that is being amortized over five years.

                 THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

         Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbor from liability provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Registrant "believes", "anticipates", "expects", or words of similar import. Similarly, statements which describe the Registrant's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Report and the Registrant undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required under applicable laws.

Results of Operations

         Net sales were approximately $29,444,000 for the first three months of the current fiscal year, a decrease of approximately $2,348,000 or 7.4% as compared to the approximately $31,792,000 recorded in the first three months of the prior fiscal year.

         Wholesale revenue for the three-month period increased to approximately $17,634,000, an increase of approximately $1,201,000 or 7.3%. Wholesale minutes sold in the three-month period ended April 30, 2001 were approximately 153,116,000 minutes, an increase of approximately 19,111,000 minutes or 14.3%. The rate of revenue growth does not parallel the rate of volume growth because of an 5.7% reduction of prices in the competitive wholesale market place, a trend which the Registrant believes is likely to continue. The telecommunications industry has recently experienced the failure of several carriers, some of which were the Registrant's customers and / or suppliers. During the current quarter, approximately $1,057,000 of billings was billed to certain wholesale customers which have filed for bankruptcy protection. These business failures have not only impacted the current year results, but may also impact future results.

         Retail revenues for the three-month period were approximately $11,810,000, a decrease of approximately $3,549,000 or 23.1%. Retail minutes sold in the three-month period ended April 30, 2001 were approximately 145,319,000 minutes, a decrease of approximately 18,607,000 minutes or 11.3%. Decreases in both the retail selling price and volume are attributed to the intense price competition within the industry, and a decrease in the utilization of the Registrant's facilities. The Registrant has experienced a reduction of approximately 1.2 cents per minute or 12.9%, to an average billing rate per minute of 8.1 cents during the current fiscal year. This rate decrease equates to an approximately $1,805,000 reduction and the volume decrease equates to an approximately $1,744,000 reduction in retail revenues. These two factors combined account for the approximately $3,549,000 shortfall over the prior year's three month revenue. Given the competitive climate in the long distance telephone industry, management does not foresee that the trend will abate during the remainder of the fiscal year.

         Cost of sales consist of access fees, line installation expenses, switch expenses, Network Operations Center expenses, depreciation, transport expenses, and local and long-distance expenses. Cost of sales for the current three-month period was approximately $26,738,000, an increase of approximately $286,000 or 1.1%. These changes were unfavorable in relation to the 7.4% decline in sales for the three-month period. Included in cost of sales is approximately $1,823,000 of unresolved disputed invoices from our vendors. These disputes, along with approximately $1,060,000 costs for additional wholesale volume, are partially offset by the reduced retail volume, approximating $1,202,000; and reduced retail buy rates of approximately $1,392,000.

         The gross margin for the current quarter decreased to approximately 9.2% as compared to approximately 16.8% for the first three-months of the prior fiscal year. Had the disputes, described above been settled favorably within the quarter, the gross margin would have been approximately 15.4%. The decrease in the gross margin is reflective of the disputed charges described above and the higher mix of lower margin wholesale product compared to the higher margin retail product, and the continued decrease in the retail selling prices. The retail to wholesale mix for the three-months ended April 30, 2001, was 40% to 60%. In the comparative prior year's fiscal period, the retail to wholesale mix was 48% to 52%.

         Selling, general and administrative expense for the three-month period increased to approximately $7,500,000, an increase of approximately $630,000, or 9.2%. This increase was primarily due to the increased provision for doubtful accounts of approximately $603,000; additional costs of approximately $117,000 for severance expense in connection with the reduction in force that occurred during the quarter ended April 30, 2001; increases in salary and wages of approximately $237,000; additional depreciation expense for MIS and data related equipment of approximately $62,000; additional expenditures for advertising and promotion of approximately $64,000; and other net expenses of approximately $13,000. Offsetting the increases were savings in commission expense of approximately $369,000 due to the reduced sales volume; and a reduction of consulting and recruiting expenses of approximately $97,000.

         Other compensation expense of approximately $69,000 for the three-month period ended April 30, 2001 consisted of a non-cash charge for the amortization of costs associated with certain stock grants issued in the fiscal year ended January 31, 1999.

         For the reasons described above, the operating loss for the three-month period ended April 30, 2001 was approximately $4,863,000, an increase in the operating loss of approximately $3,257,000 from the three-month period ended April 30, 2000.

         Total other income, net, for the current three-month period was approximately $271,000 as compared to approximately $26,000 of total other income, net, recorded in the prior year three-month period. The approximately $245,000 change for the three-month period is primarily due to the sale of marketable securities at a gain of approximately $263,000 and a reduction in interest expense.

         Basic and Diluted loss per Common share was $.56 per share for the three-month period ended April 30, 2001 as compared to $.21 loss per share for the three-months ended April 30, 2000.

Liquidity and Capital Resources

         At April 30, 2001, the Registrant had negative working capital of approximately $8,606,000, a decrease of approximately $872,000 as compared to January 31, 2001. The ratio of current assets to current liabilities at April 30, 2001 decreased to 0.73:1, from the ratio of 0.76:1 at January 31, 2001. The decrease in working capital at April 30, 2001 was primarily attributable to a decrease in net accounts receivable of approximately $3,153,000; a decrease in salaries and wages payable of approximately $388,000; a decrease in prepaid expenses and other current assets of approximately $281,000; and the increase in the current portion of long term debt of approximately $11,000. This was offset by an increase in cash of approximately $1,243,000; the value of investments available for sale of $97,000; and a decrease in accounts payable and accrued liabilities of approximately $1,621,000.

         The increase in cash of approximately $1,243,000 resulted primarily from the private sale of Common Stock for approximately $6,300,000; the proceeds from the sale of marketable securities of approximately $529,000; the increase in non-cash charges for depreciation and amortization of approximately $931,000; the increase in the reserve for doubtful accounts of approximately $1,216,000; non-cash compensation of approximately $69,000; the change in net assets and liabilities of approximately $790,000; and the cash acquired in the purchase of Blink Data Corp. of approximately $90,000. This was offset by the net loss of approximately $4,593,000; purchase of capital additions of approximately $3,061,000; the purchase of marketable securities of approximately $604,000, a non-cash item credit for the gain on the sale of marketable securities of approximately $263,000; the repayment of bank borrowings of approximately $150,000; and additions to deferred line costs of approximately $11,000.

Capital Expenditures

         Capital expenditures for the three-month period ended April 30, 2001 were approximately $3,061,000. These expenditures were financed principally from the sale of Common Stock. The major expenditures were for new switches to be installed as part of the Registrant's network expansion, of approximately $2,837,000; approximately $90,000 for software and hardware upgrades to the LAN; approximately $89,000 for customer premises equipment; approximately $26,000 for equipment to upgrade the New York Switch and approximately $19,000 for furniture and fixtures and leasehold improvements. Planned spending for the balance of the fiscal year ending January 31, 2002, includes approximately $6,000,000 for additional switches to be installed as part of the Registrant's network expansion. These expenditures are planned to be financed primarily through vendor financing and additional lines of credit which the Registrant intends to negotiate with its current lender or other sources. In addition the Registrant may seek to sell privately, additional equity or debt securities.

Market Risk

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Registrant's cash and investments exceed long-term debt; therefore, the exposure to interest rate risk relates primarily to the marketable securities held by the Registrant. The Registrant invests only in instruments with high credit quality for which a secondary market exists. The Registrant does not hold any derivatives related to its interest rate exposure. The Registrant also maintains long-term debt at fixed rates. Due to the nature and amounts of the Registrant's note payable, an immediate 10% change in interest rates would not have a material effect in the Registrant's results of operations over the next fiscal year. The Registrant's exposure to adverse changes in foreign exchange rates also is immaterial to the consolidated statements as a whole.


                 THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1                     Not applicable

ITEM 2                     (a) (b) (d) Not Applicable

                           ( c ) Change in Securities and Use of Funds

                           Pursuant to authorization by the shareholders at a Special Shareholders Meeting (see Item 4) the Registrant issued 3,150,000 shares of Common Stock, par value $.05 at a price of $2.00 per share. No underwriter was involved in the transaction. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, by reason of the provisions of Section 4 (2), thereof which exempts transactions by an issuer not involving any public offering. The shares were issued as follows:

                                    Henry G. Luken III, Chairman of the Board and affiliate                   2,000,000
                                    A. John Leach,  Director, President and Chief Executive Officer             150,000
                                    Kevin Alward, Chief Operating Officer                                     1,000,000

                           The proceeds of the sale were added to the Registrant's general funds to be utilized for additional working capital and the acquisition of various telecommunications equipment.

ITEM 3                     Not applicable

ITEM 4                     Submission of matters to a vote of security holders

                           The following matters were submitted to, and voted upon by, the Shareholders of the Registrant at a Special Meeting of Shareholders held on March 29, 2001 in Little Falls, New Jersey:

                           To authorize and approve the Registrant's issuance and sale of 3,500,000 shares of Registrant's Common Stock, par value $.05, to three persons who are or would become directors or officers of the Registrant.

                           The stockholders approved the proposal. 5,405,094 shares were voted for the proposal and 114,851 shares were voted against the proposal.

ITEM 5                     Not applicable

ITEM 6                     Exhibits and reports on Form 8-K


                           (b) There were no Reports on Form 8-K filed during the three months ended April 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COVISTA COMMUNICATIONS, INC.

                                  (Registrant)

Date   June 13, 2001          By     /S/ A. John Leach
     ------------------              ------------------------------
                                     A. John Leach
                                     President and Chief Executive Officer

Date   June 13, 2001          By     /S/  Thomas P. Gunning
      -----------------              -------------------------------
                                     Thomas P. Gunning,
                                     Vice President, Chief Financial Officer and
                                     Principal Accounting Officer