Form 10-K/A
period 2001-01-31
COVISTA COMMUNICATIONS INC
filed 2001-07-17
CIK 34497

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                         -----------------

                            FORM 10-K/A
                         (AMENDMENT NO. 2)

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal year ended January 31, 2001

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to               .
                                    -------------    --------------

                      Commission File Number 0-2180

                       COVISTA COMMUNICATIONS, INC.
                       ----------------------------
          (Exact name of Registrant as specified in its charter)

     New Jersey                                   22-1656895
----------------------------                      ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)

              150 Clove Road, Little Falls, New Jersey 07424
              ----------------------------------------------
            (Address of principal executive offices)(Zip Code)

Company's telephone number, including area code:  (973) 812-1100

          Securities registered pursuant to Section 12 (b) of the Act:
                                     None

          Securities registered pursuant to Section 12 (g) of the Act:
                      Common Stock, $.05 par value per share

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value (based upon a $3.00 closing price) of the voting stock held by nonaffiliates of the Company as of April 25, 2001: $7,904,604

Number of shares of Common Stock outstanding on July 17, 2001:  11,409,405

                  Documents Incorporated By Reference:
                                  None

     This Form 10-K/A Amendment No. 2 (this "Amendment") amends and supplements the Form 10-K (the "Original form 10-K") filed by Covista Communications, Inc., a New Jersey corporation (the "Company"), on April 30, 2001, as amended by Amendment No. 1 thereto filed by the Company on May 2, 2001. The sole purpose of this Amendment is to amend and restate Items 10, 11, 12 and 13 of Part III of the Original Form 10-K to read in their entirety as set forth below. Capitalized terms not otherwise defined herein shall have the respective meanings ascribed thereto in the Original Form 10-K.

                                 PART III
                                 --------
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The Company's directors all serve for one-year terms and until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors. The directors and executive officers of the Company are as follows:

Name                         Age          Position
----                         ---          --------

Walt Anderson                 46          Chairman of the Board

Leon Genet                    70          Director

A. John Leach                 38          Director, President, Chief Executive
                                          Officer

Henry G. Luken, III           40          Director

Jay J. Miller                 68          Director

Thomas P. Gunning             63          Treasurer, Secretary and Chief
                                          Financial Officer

     Mr. Henry G. Luken, III was elected a Director of the Company in February, 1999, and Chairman of the Board in February, 2001. Currently, he is President of Mont Lake Properties, Inc., a real estate development firm; a director of Equity Broadcasting Corp., a TV network; a director of ACNTV, a home shopping company selling through TV; Managing Agent of Henry IV LLC, an
aircraft sales company.   He is a co-founder of Telco Communications Group
Inc., of which he served as Chief Executive Officer and Treasurer from July,
1993 to April, 1996, and as Chairman from July, 1993 to October, 1997.   Mr.
Luken has also served as Chairman of Tel-Labs, Inc., a telecommunications billing firm, since 1991, and as Chairman of Telco Development Group, Inc., a computer systems firm owned by Mr. Luken, since 1987, both of which entities he founded.

     Mr. Walt Anderson was elected a Director of the Company in February, 1999, and as Chairman of the Board in November, 1999. He stepped down as
Chairman in February, 2001.   He has been Manager of Revision LLC from June
1998 to the present; President and Chairman of Entree International Ltd. (financial consulting services) from July, 1997 to the present; Chairman of Capsule Communications, Inc. since March 30, 2001, of which he has served as a director since may 1998; Chairman of Teleport UK Ltd. (satellite communications) from May, 1996 to the present; Chairman of Espirit Telecom Group plc. (telecom services) from October, 1992 to November, 1998; and

President and Chairman of Mid Atlantic Telecom (telecom services) from May, 1984 to December, 1993. Mr. Anderson is also a director of American Technology Labs (network equipment) and Aquarius Holdings Ltd. (water transport systems). From June, 1998 to December, 2000, Mr. Anderson was the Chairman of WorldxChange Communications, Inc., which filed for protection under the bankruptcy laws in April 2001 following its acquisition by World Access, Inc. in December, 2000.

     Mr. Leon Genet has served as a Director since October, 1996. For more than the past five years, he has been a partner in Genet Realty, a commercial and industrial real estate brokerage firm. He serves as a member of the National Commerce and Industry Board for the State of Israel Bonds Organization and is a shareholder, director and officer of LPJ Communications, Inc., which has earned commissions from the Company on the same basis as other independent sales representatives. See "Certain Relationships and Related Transactions."

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

      Mr. Jay J. Miller, Esq. has served as a Director since 1983. He has been a practicing attorney for more than 35 years in New York. He is Chairman of the Board of AmTrust Pacific Ltd., a New Zealand real estate company. He is also a director of Technology Insurance Company, Inc., a provider of various insurance products to the technology industry, and certain of its affiliates. Mr. Miller has performed legal services on behalf of the Company. See "Certain Relationships and Related Transactions."

     Mr. Thomas P. Gunning was appointed Vice President, Secretary and Treasurer of the Company in May 1999. He was appointed Chief Financial Officer in September, 1994 and served in that capacity until May, 1999. He was again appointed Chief Financial Officer in May, 2000. He was appointed Secretary of the Company in January of 1995. He has served as Controller of the Company since September, 1992. He is a Certified Public Accountant licensed by the States of New York and New Jersey. From 1989 until joining the Company, Mr. Gunning was the Senior Audit Manager at Rosenberg Selsman & Company, a certified public accounting firm. From 1976 to 1989, he was Chief Financial Officer of Flyfaire, Incorporated, a travel wholesale operator. Prior to such time, Mr. Gunning held various positions in both public and private accounting firms.

SECTION 16(A) COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons that own more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with all copies of the forms they file pursuant to Section 16(a).

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended January 31, 2001 all filing requirements were complied with in a timely fashion.

ITEM 11.          EXECUTIVE COMPENSATION

OFFICER COMPENSATION

     The following table sets forth the compensation which the Company paid during the fiscal years ended January 31, 2001, 2000 and 1999 to its Chief Executive Officer and to each executive officer of the Company or person performing similar functions whose aggregate remuneration exceeded $100,000, during the Company's fiscal year ended January 31, 2001 (the "Named Executives").

                                     SUMMARY COMPENSATION TABLE

Name and            Fiscal Year  Annual Compensation     Other      Compensation     All
Principal              Ended     -------------------     Annual       Awards        Other
Position            January 31   Salary($)  Bonus($)  Compensation   Options(1)  Compensation($)
-----------       -------------  -------------------  ------------   ----------- ---------------
A. John Leach     2001           $210,000   $    0    $ 0                         $ 15,346 (3)
 President and
 Chief Executive
 Officer (2)

Thomas P.         2001           $147,360   $    0    $ 0                         $ 11,427 (4)
Gunning           2000           $140,000   $    0    $ 0                         $ 11,179 (5)
 Vice President,  1999           $124,230   $2,000    $ 0                         $ 10,161 (6)
 Treasurer
 and Secretary

Dennis Spina      2001           $ 57,692   $    0    $ 0
 President and    2000           $305,769   $    0    $ 0                         $  2,857 (8)
 Chief Executive
 Officer (7)

Sal Quadrino      2001           $ 72,019   $    0    $ 0                         $  2,160 (10)
 Vice President   2000           $137,307   $    0    $ 0
 and Chief Finan-
 cial Officer (9)
-------------------------------------------------------------------------------------------------
(1)  See the Option Grants and Option Repricing tables below.

(2)  Mr. Leach joined the Company on May 18, 2000.

(3)  The amount shown represents the Company's contribution under its 401(K)
     Deferred Compensation and Retirement Savings Plan of $346 and $15,000 in reimbursement for certain relocation expenses.

(4)  The amount shown represents the Company's contribution under its 401(K)
     Deferred Compensation and Retirement Savings Plan of $4,460, $2,167 for the use of a Company vehicle for non-business purposes and $4,800 for term life insurance premiums.

(5)  The amount shown represents the Company's contribution under its 401(K)
     Deferred Compensation and Retirement Savings Plan of $4,200, $2,179 for the use of a Company vehicle for non-business purposes and $4,800 for term life insurance premiums.

(6)  The amount shown represents the Company's contribution under its 401(K)
     Deferred Compensation and Retirement Savings Plan of $3,837, $1,524 for the use of a Company vehicle for non-business purposes and $4,800 for term life insurance premiums.

(7)  Mr. Spina resigned from his position on March 17, 2000.

(8) The amount shown represents $2,857 for the use of a Company vehicle for non-business purposes.

(9)  Mr. Quadrino resigned from his position on June 16, 2000.

(10) The amount shown represents the Company's contribution under its 401(K)
     Deferred Compensation and Retirement Savings Plan of $2,160.

     The following table provides information on option grants during the Company's fiscal year ended January 31, 2001 to the Named Executives.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                               Potential Realiz-
                                                                               able Value at
                                      % of Total                               Assumed Rates of
             Number of Securities Options/SARs Granted                         Stock Appreciation
             Underlying Options/   to Employees in      Exercise Expiration for Option Term
Name         SARs Granted(#)          Fiscal Year        Price     Date        5%       10%
----         --------------------  -------------------   ------  ---------- ---------- --------
A. John Leach   288,000 (1)              61.92%          $14.25  May 18,2003 $646,893 $1,358,424

------------------------------------------------------------------------------
(1)     Stock options granted under the 1996 Stock Option Plan.  Vesting in six equal semi-annual installments, commencing six months from the date of grant.  The market price on the date of grant was less than the exercise price of $14.25 per share.


     The following table sets forth information concerning each exercise of a stock option during the Company's fiscal year ended January 31, 2001 by each of the Named Executives, and the number and value of unexercised options granted by the Company held by each of the Named Executives on January 31, 2001.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION VALUES

                                     Number of Securities
                                              Underlying Unexer-        Value of Unexercised
                                              cised Options/SARS        In-the-Money Options/SARs
                  Shares Acquired  Value      at Fiscal Year End        at Fiscal Year End
Name              on Exercise(#) Realized($)  Exercisable/Unexercisable Exercisable/Unexercisable
----              -------------  -----------  ------------------------- -------------------------
Thomas P. Gunning     16,500       $58,078         20,000/8,500             $8,325/$0


COMPENSATION OF DIRECTORS

     For the fiscal year ended January 31, 2001, each director who was not an employee of the Company was entitled to receive a director's fee of $15,000 per year, and to be reimbursed for out-of-pocket expenses incurred in connection with his attendance at meetings. However, Messrs. Anderson and Luken waived the right to receive such compensation.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

    As the Company's Chief Executive Officer, Mr. Leach has a three-year employment agreement with the Company effective as of May 18, 2000, pursuant to which Mr. Leach is paid an annual base salary of $300,000. Pursuant to this agreement, Mr. Leach was also to receive a signing bonus in the amount of $25,000 to cover relocation and other expenses; however, as of this date Mr. Leach has only received $15,000 of this amount. Mr. Leach is also entitled to receive an annual bonus in an amount not to exceed 100 percent of his then effective base salary, based upon Mr. Leach's attainment of annual revenue and earning targets as well as management goals set by the Board of Directors.
Mr. Leach is guaranteed a minimum bonus payment of $150,000 during the first year of this agreement.

     In connection with his appointment as Chief Executive Officer of the Company, Mr. Leach was granted an option under the Company's 1996 Stock Option Plan to purchase 288,000 shares of Common Stock. The option granted to Mr. Leach is scheduled to vest over a period of three years, in six equal semi-annual installments, the first of which commenced on November 18, 2000. The exercise price for the option is $14.25 and is based on the fair market value of the Common Stock on the date of the grant, and the options expire after a term of five years.

     In the event of a "change of control" of the Company, as defined in his employment agreement, Mr. Leach's stock option, and similar benefits, if any, shall be deemed to vest in full on the effective date of such change of control.


REPORT ON REPRICING OF OPTIONS

     On February 23, 2000, the Board of Directors approved the repricing of all options with an exercise price varying between $14.625 and $21.50 to $14.25. The market price on the date of repricing was less than $14.25.

     The following Option Repricing Table shows options repriced in the February repricing program for the Named Executives. The Company did not reprice any options prior to February 2000.

                        OPTION REPRICING TABLE

                                                                               Length of
                          Number of        Market Price   Exercise             Original Option
                          Securities       of Stock       Price at    New      Term Remaining
                          Underlying       at time of     Time of     Exercise at Date of
Name              Date    Options Repriced Repricing (1)  Repricing   Price    Repricing
-----             ----   ----------------- ------------  ----------   -------- -----------------
Thomas P. Gunning 2/23/00   2,000           $13.50        $21.50        $14.25    41 months
Vice President,   2/23/00   2,500           $13.50        $16.00        $14.25    49 months
Treasurer and     2/23/00   2,500           $13.50        $16.96        $14.25    49 months
Secretary         2/23/00   2,500           $13.50        $17.98        $14.25    49 months
                  2/23/00   2,500           $13.50        $19.06        $14.25    49 months

------------------------------------------------------------------------------
(1) Represents the closing price of the Common Stock on the NASDAQ Stock Market on February 23, 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Jay J. Miller, a director of the Company, provided various legal services for the Company during fiscal 2001. In fiscal 2001, the Company paid $284,295 to Mr. Miller for services rendered and accrued during fiscal 2000. As of February 22, 2001, the Company had invoices payable to Mr. Miller totaling $181,489. The Company believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to the Company than could have been obtained from an unrelated third party.

REPORT ON EXECUTIVE COMPENSATION

     The following report describes the policies pursuant to which compensation was paid to executive officers of the Company for performance during the fiscal year ended January 31, 2001.

     COMPENSATION PHILOSOPHY AND APPROACH

     Generally, the Company seeks to attract, retain and motivate its executive officers through a combination of base salary, incentive awards based upon individual performance and stock option awards under the Company's 1996 Stock Option Plan and otherwise. The Board of Directors believes that a substantial portion of the aggregate annual compensation of each executive officer should be influenced by the performance of the Company and the individual contribution of the executive officer.

     BASE SALARIES

     The Board of Directors believes that the base salaries of the Company's executive officers for fiscal 2001 were generally below those for other comparable positions within the telecommunications service industry and similar industries. However, the Company places significant emphasis on incentive awards and stock option grants as a means of motivating and rewarding its management. The Board of Directors believes that this strategy provides optimal incentives for management to create long-term shareholder value.

     INCENTIVE COMPENSATION PAYMENTS

     In addition to base pay, some of the Company's senior executives (including its Chief Executive Officer) are eligible to receive bonuses and stock option awards. Bonuses and stock options may be awarded, based upon the individual performance of each executive officer at the sole discretion of the Board of Directors. No cash bonuses were paid to the Company's Named Executive Officers for their performance during fiscal 2001. Stock option grants made to the Named Executive Officers during fiscal 2001 are described in "Option/SAR Grants in Last Fiscal Year."

     COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     The compensation policies applicable to the Company's Chief Executive Officer are similar to those applicable to the Company's other executive officers. Mr. Leach has a three year employment agreement with the Company effective as of May 18, 2000, pursuant to which Mr. Leach was paid an annual base salary of $300,000 during fiscal 2001. Pursuant to this agreement, Mr. Leach is also entitled to receive a signing bonus in the amount of $25,000 to cover relocation and other expenses, however, as of this date Mr. Leach has accessed $15,000 of this amount. Mr. Leach is also entitled to receive an annual bonus in an amount not to exceed 100 percent of his then effective base salary, based upon Mr. Leach's attainment of annual revenue and earning targets, as well as management goals set by the Board of Directors. Mr. Leach is guaranteed a minimum bonus payment of $150,000 during the first year of this agreement.

     In connection with his appointment as Chief Executive Officer of the Company, Mr. Leach was granted stock options under the Company's 1996 Stock Option Plan to purchase 288,000 shares of Common Stock. The options granted to Mr. Leach are scheduled to vest over a period of three years, in six equal semi-annual installments commencing on November 18, 2000. The exercise price for the option is $14.25 and is based on the fair market value of the Common Stock on the date of the grant, and the options expire after a term of ten years. According to the agreement, in the event that the Common Stock does not close at or above $14.25 for at least 20 consecutive trading days between May 18, 2000 and May 18, 2001, a new exercise price will be calculated based on the average closing price of the Common Stock for the 40 trading days prior to May 18, 2001.

     In the event of a "change of control" of the Company, all of Mr. Leach's stock options, stock appreciation rights, restricted stock grants or stock bonuses and similar benefits , if any, shall be deemed to vest in full on the effective date of such change of control. Pursuant to the agreement, a "change of control" shall be deemed to occur if: (i) any "person" or "group" (as such terms are used in Sections 3, 3(a), 9 and 13(d) of the Securities Exchange Act of 1934, as amended (the "Act")) other than Walt Anderson, Revision LLC or any of their respective affiliates becomes a beneficial owner (as such term is used in the rules promulgated under the Act), directly or indirectly, of securities of the Company representing 50 percent or more of the combined voting power of the Company's then outstanding securities; (ii) a change in "control" of the Company (as such term is defined in Rule 12b-2) shall have occurred; (iii) the majority of the Board of Directors, as such entire Board of Directors is composed as of May 18, 2000, no longer serve as directors of the Company, except that there shall not be counted toward such majority who no longer serve as directors Mr. Leach or any director who ceased to serve either prior to the date of the change in control, for any reason, or at any other time due to voluntary resignation (other than in connection with an event described in (iv) or (v) below), death, disability or termination for cause; (iv) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets; or (v) the shareholders of the Company approve a merger or consolidation of the Company with any other company, other than a merger or consolidation which would result in the combined voting power of the Company's voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50 percent of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; provided, however, that no change in control shall be deemed to have occurred in any plan of liquidation, sale of assets, merger or consolidation provided in (iv) and (v) above is not consummated. In addition, any transaction involving a leveraged buyout or other acquisition of the Company which would otherwise constitute a change in control, in which Mr. Leach participates in the surviving or successor entity (other than solely as an employee or consultant) will not constitute a change in control.

     The Board of Directors believes that the overall compensation packages provided to the Company's Chief Executive Officer have been at the lower end of the range for similar positions in the telecommunications service industry and similar industries. However, stock option grants provide a mechanism for the Chief Executive Officer, along with other senior executive officers of the Company, to benefit directly from strong management performance. Thus, a substantial portion of the Chief Executive Officer's total compensation is tied directly to the creation of shareholder value.

     The Report on Executive Compensation shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall not otherwise be deemed filed under such Acts.

                              Respectfully Submitted

                              THE COMPENSATION COMMITTEE

                              Henry G. Luken, III
                              Jay J. Miller


STOCK PERFORMANCE CHART

     The following chart graphs the performance of the cumulative total return to the Company's shareholders (stock price appreciation), assuming the reinvestment of dividends, during the previous five years in comparison to returns of the NASDAQ Stock Market (U.S.) Index and a peer group index. The chart assumes $100 was invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year in Covista Common Stock, the NASDAQ Stock Market (U.S.) Index and the peer group. The peer group index used is the NASDAQ Telecommunications Stock Index (the "Peer Group").

                   COVISTA COMMUNICATIONS, INC.

                              [Graph]

                   COVISTA         NASDAQ          PEERS
                 ----------      ----------      ----------
     1996        100             100            100
     1997        105.802         131.10888      102.233
     1998        327.2691        154.69039      155.4043
     1999        402.7927        242.14151      278.5768
     2000        330.0662        378.4294       426.5282
     2001         33.56606       205.45813      231.666


     The stock price performance depicted in the above graph is not necessarily indicative of future price performance. This graph will not be deemed incorporated by reference in any filing by the Company under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates the graph by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the beneficial ownership of the Company's Common Stock as of April 15, 2001 by each person known by the Company to be the beneficial owner of more than five percent of the issued and outstanding shares of Common Stock. Unless otherwise indicated, each such person (alone or with family members) has sole voting and dispositive power with respect to the shares listed opposite such person's name.

Name and Address                 Number of  Shares            Percentage
of Beneficial Owner                   Owned (1)                 of Class (2)
--------------------              -----------------            -----------
Kevin Alward
182 Powell Road
Allendale, NJ 07401                  1,230,779                    10.46%

Walt Anderson                        1,353,896 (3)                11.50%
c/o Entree International
1023 31st Street NW
Suite 300
Washington, DC 20007

Donald A. Burns                      1,883,261 (4)                16.00%
1021 North Ocean Boulevard
Palm Beach, FL  33480

Covista Communications, Inc.           600,000                     5.10%
  Employee Stock Ownership Plan
150 Clove Road
Little Falls, NJ  07424

Warren Feldman                       1,119,578                     9.51%
45A Samworth Road
Clifton, NJ  07012

Foundation for the International       723,529 (5)                 6.16%
  Non-Governmental Development of
  Space
1023 31st Street NW
Suite 300
Washington, DC  20007

Henry G. Luken, III                  3,466,708                    29.45%
400 Fairway Lane
Soddy Daisy, TN  37379

-----------------------------------------------------------------------------
(1) Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of the Company's knowledge.

(2)  Based on 11,769,405 shares outstanding.

(3) Includes 1,353,896 shares owned of record by Revision LLC, a wholly owned subsidiary of Gold & Appel Transfer, S.A., as to all of which shares Mr. Walt Anderson exercises sole voting and dispositive power. Of the 1,353,896 shares owned of record by Revision LLC, 1,179,732 are pledged to Donald A. Burns to secure a loan. Excludes 725,329 shares owned by Foundation for International Non-Governmental Development of Space ("FINDS"), of which Mr. Anderson is the President and a director, and to which Mr. Anderson disclaims beneficial ownership.

(4) Includes 1,179,732 shares owned of record by Revision LLC, and 703,529 shares owned of record by FINDS, which shares are pledged to Donald A. Burns to secure a loan.

(5) Of the 725,329 shares owned by FINDS, 703,529 are pledged to Donald A. Burns to secure a loan.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of April 15, 2001, information concerning the beneficial ownership of Common Stock by each director and Named Executive, and for all directors and Named Executives as a group:

    Name of                      Number of Shares             Percentage
Beneficial Owner                     Owned (1)                 of Class (2)
--------------------              -----------------            -----------
Kevin Alward                        1,230,779                    10.46%
Walt Anderson                       1,353,896 (3)                11.50%
Leon Genet                             41,120                      *
Thomas P. Gunning                      54,200 (4)                  *
A. John Leach                         554,000 (5)                 4.71%
Henry G. Luken, III                 3,466,708                    29.45%
Jay J. Miller                             400                      *
All directors and officers
  as a group (7 in number)          6,701,103 (4)(5)             56.94%
-----------------------------------------------------------------------------
*     Less than 1%.

(1) Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of the Company's knowledge.

(2)  Based on 11,769,405 shares outstanding.

(3) Includes 1,353,896 shares owned of record by Revision LLC, a wholly owned subsidiary of Gold & Appel Trnasfer, S.A., as to all of which shares Mr. Walt Anderson exercises sole voting and dispositive power. Of the 1,353,896 shares owned of record by Revision LLC, 1,179,732 shares are pledged to Donald A. Burns to secure a loan. Excludes 725,329 shares owned by FINDS, of which Mr. Anderson is the President and a director, and as to which Mr. Anderson disclaims beneficial ownership.

(4) Includes 20,000 shares issuable to Mr. Gunning under presently exercisable options.

(5) Includes 48,000 shares issuable to Mr. Leach under presently exercisable options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 1, 2001, the Board of Directors of the Company authorized a transaction (the "Stock Issuance Transaction") involving the issuance and sale of a total of 3,500,000 shares of Common Stock at a purchase price of $2.00 per share to the following three persons (the "Purchasers") in the amounts indicated: Kevin Alward, 1,000,000 shares; A. John Leach, 500,000 shares; and Henry G. Luken, III, 2,000,000 shares. When the Stock Issuance Transaction was authorized, Messrs. Leach and Luken were officers and directors of the Company. The Stock Issuance Transaction was approved at a special meeting of the Company's stockholders on March 29, 2001, and was completed in April, 2001.

     During fiscal 2001, Walt Anderson, a director of the Company, also served as a director of Capsule Communications, Inc. During fiscal 2001, Mr. Anderson also was the beneficial owner of more than ten percent of the common stock of Capsule Communications, Inc. The Company both purchases and sells services from Capsule Communications, Inc. During fiscal 2001, the Company's sales to Capsule were approximately $532,000, and its purchases from Capsule were approximately $544,000. All transactions between the Company and Capsule were based on competitive terms obtained at an arm's length basis. It is expected that the relationship between the Company and Capsule will continue during fiscal 2002.

     During fiscal 2001, Jay J. Miller, a director of the Company, provided various legal services to the Company for which the Company paid his law firm $284,295. As of January 31, 2001, the Company owed Mr. Miller's law firm $181,489. The Company believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to the Company than could have been obtained from an unrelated third party. It is expected that the relationship between the Company and Mr. Miller will continue during fiscal 2002.

     During fiscal 2001, LPJ, Inc., which is wholly owned by Leon Genet, a director of the Company, provided agent services to the Company for which the Company paid commissions of $96,359. The commissions paid to LPJ, Inc. were computed on the same basis as the commissions paid to other independent agents retained by the Company. It is expected that the agency relationship between the Company and Mr. Genet will continue during fiscal 2002.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 17, 2001.

                                      COVISTA COMMUNICATIONS, INC.


                                  By:  /s/  Thomas P. Gunning
                                      -----------------------------
                                            Thomas P. Gunning
                                            Chief Financial Officer