Form 10-Q
period 2001-07-31
COVISTA COMMUNICATIONS INC
filed 2001-09-14
CIK 34497

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:     July 31, 2001

                               OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                  to

              Commission File Number 0-2180

                         COVISTA COMMUNICATIONS, INC.
                         ----------------------------
           (Exact name of registrant as specified in its charter)

           New Jersey                            22-1656895
          ------------                          ------------
(State or other Jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                150 Clove Road, 8th Floor, Little Falls, NJ   07424
               -------------------------------------------   --------
               (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (973) 812-1100

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

                        Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                Outstanding at September 14, 2001
   --------------------------         ---------------------------------
  Common Share, $.05 par value                 10,819,405 shares

                    COVISTA COMMUNICATIONS, INC.

                          AND SUBSIDIARIES

                 SECOND QUARTER REPORT ON FORM 10-Q


                                INDEX
                                -----

                                                                  Page No.

PART I.    FINANCIAL INFORMATION

     Condensed Consolidated Statements of Operations and
          Comprehensive (Loss) Income
          Six months ended July 31, 2001 and 2000
          (unaudited) and three months ended July
          31, 2001 and 2000 (unaudited)                               2

     Condensed Consolidated Balance Sheets
          July 31, 2001 (unaudited), and
          January 31, 2001                                          3-4

     Condensed Consolidated Statements of Cash Flows
          Six months ended July 31, 2001 and 2000
          (unaudited)                                                 5

     Notes to Condensed Consolidated Financial
          Statements (unaudited)                                    6-9

     Management's Discussion and Analysis of
          Financial Condition and Results of Operations           10-12


PART II. OTHER INFORMATION

     Items 1-5                                                       13

     Item 6. Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                           14

                COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES


               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                      COMPREHENSIVE (LOSS) INCOME
                               (Unaudited)

                                                Six Months Ended        Three Months Ended
                                                -----------------       ------------------
                                                    July 31,                  July 31,
                                                     -------                   -------
                                               2001        2000         2001         2000
                                            ----------- ----------   -----------  ----------
NET SALES                                  $ 58,336,354 $ 65,900,505 $28,892,331 $34,108,643

Costs and Expenses
    Cost of sales                            49,087,504   57,058,483  22,349,264  30,606,448
    Access charge settlement (Note G)                 -   (1,264,483)          -  (1,264,483)
    Selling, general and administrative      14,069,658   13,117,319   6,500,708   6,171,648
                                             ----------   ----------  ----------  -----------

    Total costs and expenses                 63,157,162   68,911,319  28,849,972  35,513,613
                                             ----------   ----------  ----------  -----------

OPERATING (LOSS ) INCOME                     (4,820,808)  (3,010,814)     42,359  (1,404,970)
                                             ----------   ----------  ----------  -----------
Other Income (Expense)
    Interest income                              75,641       88,586      40,392      40,586
    Other income                                271,588       32,592      18,331      25,280
    Interest expense                            (33,527)     (56,355)    (15,522)    (27,100)
                                              ----------   ----------   ---------   ---------
    Total other income                          313,702       64,823      43,201      38,766
                                              ----------   ----------   ---------   ---------
(Loss) income before benefit from
  income taxes                               (4,507,106)  (2,945,991)     85,560  (1,366,204)

Benefit from income taxes                             -      (65,676)          -           -
                                              ----------  ----------    ---------  ----------


NET (LOSS) INCOME                            (4,507,106)  (2,880,315)     85,560  (1,366,204)

Other Comprehensive Income, net of taxes:
   Unrealized holding gain                            -       22,028           -      23,309
                                              ---------    ---------     --------  ----------
COMPREHENSIVE (LOSS) INCOME                 $(4,507,106) $(2,858,287)    $85,560 $(1,342,895)
                                              =========    =========      =======  ==========

BASIC (LOSS) EARNINGS PER COMMON SHARE      $     (0.47) $     (0.40)    $  0.01  $    (0.19)
                                             ----------    ----------      -------  ---------
DILUTED (LOSS) EARNINGS PER COMMON SHARE    $     (0.47) $     (0.40)    $  0.01  $    (0.19)
                                             ----------    ----------      -------  ---------
DIVIDENDS PER SHARE                                NONE          NONE        NONE        NONE


                See notes to condensed consolidated financial statements.

                COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS



                                             July 31,           January 31,
                                               2001                 2001
                                            ------------        ------------
                                            (Unaudited)            (Note)

ASSETS

CURRENT ASSETS:

          Cash and cash equivalents          3,461,132           2,691,889

          Investments available for sale        25,000             537,007

          Accounts receivable, net          17,174,623          20,526,178

          Prepaid network capacity             400,000                   -

          Prepaid expenses and other
             current assets                  1,135,581           1,225,463
                                            ----------          ----------

          TOTAL CURRENT ASSETS              22,196,336          24,980,537
                                            ----------          ----------

PROPERTY AND EQUIPMENT, NET                 14,817,444          13,020,579
                                            ----------          ----------
OTHER ASSETS:

         Prepaid network capacity-
            long-term                        3,600,000                   -

         Deferred line installation costs,
            net                                195,714             216,672

         Customer list, net                    722,979                   -

         Other assets                          862,064             879,614
                                            ----------          ----------
                                             5,380,757           1,096,286
                                            ----------          ----------
                                           $42,394,537         $39,097,402
                                            ==========          ==========



NOTE: The balance sheet at January 31, 2001 has been taken from the audited consolidated financial statements at that date.

       See notes to condensed consolidated financial statements.

                               (Continued)

                COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                        July 31,         January 31,
                                          2001              2001
                                       ------------     ------------
                                       (Unaudited)         (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current portion of long-term debt    $   584,332      $   615,053

   Accounts payable                      25,020,356       27,960,046

   Other current and acccrued
    liabilities                           2,643,054        2,834,557

   Salaries and wages payable               885,443        1,304,818
                                         ----------       ----------

TOTAL CURRENT LIABILITIES                29,133,185       32,714,474
                                         ----------       ----------

OTHER LONG-TERM LIABILITIES                 221,705          223,788
                                         ----------       ----------

LOAN FROM SHAREHOLDER                     4,000,000                -
                                         ----------       ----------
LONG-TERM DEBT                              110,754          382,047
                                         ----------       ----------

SHAREHOLDERS' EQUITY

    Common Stock                            647,791          475,291
    Additional paid-in-capital           37,744,167       30,016,454
    Accumulated deficit                 (15,792,625)     (11,285,519)
                                        -----------       ----------
                                         22,599,333       19,206,226

    Unearned ESOP shares                (12,225,000)     (12,225,000)
    Treasury stock                       (1,445,449)      (1,445,440)
    Accumulated and other comprehensive
      income                                      -          241,307
                                        -----------       ----------

         Total Shareholders' Equity       8,928,893        5,777,093
                                        -----------       ----------
                                        $42,394,537      $39,097,402
                                        ===========       ==========


NOTE: The balance sheet at January 31, 2001 has been taken from the audited consolidated financial statements at that date.

       See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Six Months Ended
                                                           July 31,
                                                  2001               2000
                                               -----------       -----------
OPERATING ACTIVITIES:

    Net loss                                   $(4,507,106)      $(2,880,315)
    Adjustment for non-cash charges              3,866,088         2,652,167
    Gain on disposal of property and equipment           -            (1,975)
    Gain on sale of marketable securities         (262,234)                -
    Changes in assets and liabilities, net of
      effect of acquisition of Blink Data Corp. (1,382,933)        2,778,243
                                                -----------       -----------
    Net cash (used in) provided by
      operating activities                      (2,286,185)        2,548,120
                                               -----------        -----------

INVESTING ACTIVITIES:

    Cash acquired in purchase of
      Blink Data Corp.                             90,402                  -
    Proceeds on sale of marketable securities   1,141,302                  -
    Purchases of marketable securities           (608,369)                 -
    Purchase of prepaid network capacity       (4,000,000)                 -
    Purchase of property and equipment         (3,539,473)        (2,352,150)
    Proceeds on sale of fixed assets                    -              1,975
    Additions to deferred line
     installation costs                           (26,420)           (18,499)
                                              -----------        -----------
    Net cash used in investing activities      (6,942,558)        (2,368,674)
                                              -----------        -----------

FINANCING ACTIVITIES:

    Sale of Common Stock                        6,300,000                  -
    Proceeds of loan from shareholder           4,000,000                  -
    Repayments of bank borrowings                (302,014)          (279,100)
                                              -----------        -----------
    Net cash provided by (used in)
     financing activities                       9,997,986           (279,100)
                                              -----------        -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               769,243            (99,654)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                          2,691,889          4,374,479
                                              -----------        -----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                               $3,461,132         $4,274,825
                                              ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

   Cash paid (received) during the
     period for:
        Interest                              $    33,527        $    56,355
        Income taxes                          $         -        $(1,643,227)

            COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted
accounting principles for complete financial statements.   However,
except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Covista Communications, Inc. (formerly Total-Tel USA Communications, Inc.) and Subsidiaries (the "Registrant") for the fiscal year ended January 31, 2001. In the opinion of Management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

NOTE B -NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Registrant adopted SFAS 133 effective February 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Registrant.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Registrant does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements, beyond the cessation of goodwill amortization on future business combinations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Registrant to complete a transitional goodwill impairment test six months from the date of adoption. The Registrant is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective for all fiscal years beginning February 1, 2003. SFAS 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. The Registrant is currently assessing but has not yet determined the impact of SFAS 143 on its financial position and results of operations.

NOTE C -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted
(loss) earnings per common share:

                                               Six Months                     Three Months
                                                  Ended                           Ended
                                         July 31,2001  July 31,2000  July 31, 2001  July 31, 2000
                                         ------------ -------------  -------------- -------------
Numerator:
      (Loss) Earnings available to    $(4,507,106)    $(2,880,315)  $    85,560      $(1,366,204)
      Common Shareholders used in
      basic and diluted (loss)
      earnings per Common Share
Denominator:
     Weighted-average number of         9,568,783       7,299,825    10,819,405        7,305,195
     Common Shares used in basic
     (loss) earnings per Common
     Share (1)

     Effect of diluted securities:
            Common share options(2)             -               -       286,103                -
                                      -----------     -----------    ----------       -----------

     Weighted-average number of         9,568,783       7,299,825    11,105,508        7,305,195
     Shares and diluted potential
     Common Shares used in diluted
     (loss) earnings per Common Share

Basic (loss) earnings per Common Share $    (0.47)     $    (0.40)  $      0.01       $    (0.19)
                                        ---------       ---------     ---------        ---------

Diluted (loss) earnings
  per Common Share                     $    (0.47)     $    (0.40)  $      0.01       $    (0.19)
                                        ---------       ---------     ---------        ---------

(1)  600,000 ESOP shares have not been included in the weighted average number of Common Shares -
     See Note E
(2)  Common Shares subject to options are not included in the calculation of diluted loss per
     Common Share for the six month periods ended July 31, 2001 and 2000, and the three-month period ended July 31, 2000, as doing so would be antidilutive due to the net loss per common share.

NOTE D -- SEGMENT REPORTING

      The Registrant sells telecommunications services to two distinct segments: a retail segment consisting primarily of small to medium sized businesses principally within the United States, and a wholesale segment with sales to other telecommunications carriers throughout the world.

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

     Summarized financial information concerning the Registrant's reportable segments is shown in the following table:

                                     Retail        Wholesale      Total
                                    --------       ---------      -----
Six Months Ended July 31, 2001

Net Sales                        $ 24,721,154   $ 33,615,200     $58,336,354
Gross margin                        7,809,725      1,439,125       9,248,850
Operating (loss) income            (3,722,735)    (1,098,073)     (4,820,808)

Six Months Ended July 31, 2000

Net Sales                         $29,274,332   $ 36,626,173     $65,900,505
Gross margin                        7,432,511      2,673,994      10,106,505
Operating (loss) income            (3,971,611)       960,797      (3,010,814)


NOTE E - EMPLOYEE STOCK OWNERSHIP PLAN

On September 1, 1998, the Registrant established the TotalTel USA Communications, Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Concurrently with the establishment of the non-leveraged ESOP Plan, the Registrant contributed 600,000 shares of its Common Stock to the ESOP Plan. The Common Shares were recorded at fair value at the date contributed to the ESOP, totaling approximately $12.2 million, with an offset to Unearned ESOP Shares in the Statement of Shareholders' Equity. The ESOP Plan was to be administered through a Trust by a Trustee as designated by the Board of Directors. No shares had been allocated from the ESOP Plan as of July 31, 2001. In February 1999, the Registrant's Board of Directors authorized the termination of the ESOP Plan and subsequently the IRS had given its approval to terminate the ESOP.

On August 14, 2001, the ESOP was terminated and the 600,000 shares of the Registrant's Common Stock was returned to its authorized but unissued Common Shares.

NOTE F -STOCK OPTIONS

On February 23, 2000, the Board of Directors adopted a resolution allowing the Registrant to re-price all outstanding options granted under its 1996 and 1999 Stock Option Plans. All outstanding options providing for the purchase of approximately 243,000 Common Shares, net of cancellations, which were originally granted at prices ranging from $14.63 to $21.50 per share were re-priced to $14.25 per share. All other terms and conditions, including vesting periods remained unchanged. The Registrant has applied FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" related to stock option repricing. During the six-months ended July 31, 2001, there has been no financial statement impact based upon the market value of the Registrant's Common Shares. On February 1, 2001 36 employees were given the opportunity to cancel 536,200 options to purchase Common Shares. All 36 employees agreed to cancel the options. On August 2, 2001 536,200 options to purchase Common Shares were issued to 36 people at the then closing market price of $5.65.

NOTE G -ACCESS CHARGE SETTLEMENT

In the second quarter of the fiscal year ended July 31, 2000, the Registrant received a cash payment of $1,264,483 from certain Bell Companies in settlement of a class action suit, to which the Registrant was a party, filed in 1992, relating to overcharges by those companies. The settlement concluded the class action with the Bell Companies. The Registrant's portion of the settlement was determined during the second quarter ended July 31, 2000. The cash payment was recorded as a separate line item as a reduction of costs and expenses in the quarter.


NOTE H -INCOME TAXES

For the fiscal year ended January 31, 2000, the Registrant established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the six month period ended July 31, 2001, the Registrant continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the period's net operating loss. Accordingly, the net deferred tax asset of $9,413,484 is fully offset by the valuation allowance, and does not appear as an asset on the balance sheet. It will be reflected at value when the net deferred tax asset may be utilized in future periods.

NOTE I -ACQUISITION OF BLINK DATA

On February 1, 2001, the Board of Directors of the Registrant authorized the acquisition of Blink Data Corporation, a telecommunications services provider, for 300,000 shares of the Registrant's Common Stock valued at the fair market value at March 29, 2001. Kevin Alward, who subsequently became a Director and Chief Operating Officer of the Registrant, was a principal shareholder, officer and director of Blink Data Corporation. The transaction was completed on March 29, 2001, and was accounted for by the purchase method of accounting. During the quarter ended July 31, 2001, the Registrant finalized its calculation of the purchase price and has allocated approximately $815,000 of the purchase price over net assets to customer lists. The customer list is being amortized on an accelerated basis over the expected customer life.

NOTE J - SHAREHOLDER LOAN AND PREPAID NETWORK CAPACITY

On July 2, 2001, the Registrant received a loan from a major shareholder in the amount of $4,000,000. The loan is due and payable on February 1, 2003 and carries an interest rate of 8%. The proceeds of the loan were used to purchase a 10-year commitment for approximately 2.8 billion DS-0 channel miles of telecommunications network capacity. The $4,000,000 was paid during the three-month period ended July 31, 2001, and is classified on the balance sheet as prepaid network capacity, current and long term. This cost will be amortized to operations, based upon the greater of capacity use or straight line over the term of the agreement. For the three-month period ended July 31, 2001 the network capacity is not yet in service.


               [THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

               COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULT OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbor from liability provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement will include words such as the Registrant "believes", "anticipates", "expects", or words of similar import. Similarly, statements which describe the Registrant's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance upon such forward-looking statements. The forward-looking statements included herein are made only as of the date of this Report and the Registrant undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required under applicable laws.

Results of Operations
---------------------

      Net sales were approximately $58,336,000 for the first six months of the current fiscal year, a decrease of approximately $7,565,000 or 11.5% as compared to the approximately $65,901,000 recorded in the first six months of the prior fiscal year. Net sales for the second quarter of the current fiscal year were approximately $28,892,000, a decrease of approximately $5,217,000 or 15.3% as compared to the approximately $34,109,000 recorded in the second quarter of the prior fiscal year.

   Wholesale revenue for the six-month period decreased to approximately $33,615,000 a decrease of approximately $3,011,000 or 8.2%. For the quarter ended July 31, 2001, wholesale revenue was approximately $15,982,000, a decrease of approximately $4,212,000 or 20.9% over the comparative quarter in the last fiscal year. Wholesale minutes sold in the six-month period ended July 31, 2001 were approximately 300,871,000 minutes, an increase of approximately 6,581,000 minutes or 2.2%. Wholesale minutes sold in the quarter ended July 31, 2001 were approximately 147,755,000 minutes, a decrease of approximately 12,530,000 minutes or 7.8%. For the six-month period the decline in revenue does not parallel the increased usage due to an approximate 10.4% reduction of price, because of the competitive wholesale market place, a trend that the Registrant believes is likely to continue. For the three-month period ended July 31, 2001, the decline in volume was due to business failures of several wholesale customers. The Registrant has also attempted to limit its exposure by tightening up credit limits on all wholesale accounts. A rate decrease of approximately 14.3% was experienced in the three-month period ended July 31, 2001.

   Retail revenues for the six-month period were approximately $24,721,000, a decrease of approximately $4,553,000 or 15.6%. For the quarter ended July 31, 2001, retail revenues were approximately $12,911,000, an approximately $1,004,000 or 7.2% decrease over the comparative quarter in the last fiscal year. Retail minutes sold in the six-month period ended July 31, 2001 were approximately 313,643,000 minutes, a decrease of approximately 1,291,000 minutes or 0.4%. Retail minutes sold in the quarter ended July 31, 2001 were approximately 168,324,000 minutes, an increase of approximately 17,316,000 minutes, or 11.5%.

    For the six-month period ended July 31, 2001, the decrease in volume was attributed to the intense competition within the industry, offset by the addition of approximately 14,000,000 minutes gained from the Blink acquisition. The Registrant has experienced a reduction of approximately 1.4 cents per minute or 15.5% to an average billing rate per minute of 7.9 cents during the current fiscal year. This rate decrease equates to an approximate $4,433,000 reduction in retail revenue. The volume decrease equates to an approximately $120,000 reduction in retail revenue. These two factors combined account for the approximately $4,553,000 retail revenue shortfall over the prior year's six month revenue. Given the competitive climate in the long distance telephone industry, there can be no assurance that the trend will abate during the remainder of the fiscal year.

   For the three-month period ended July 31, 2001 the volume increase of approximately 17,316,000 minutes was attributed to the acquisition of Blink Data (approximately 11,500,000 minutes) and a concerted sales effort to acquire new customers. The Registrant experienced a reduction of approximately 1.5 cents per minute or 16.3% to an average billing rate of 7.7 cents per minute in the three-month period ended July 31, 2001. This rate decrease amounts to approximately $2,600,000 for the quarter which was offset by the approximately $1,596,000 volume increase, resulting in the approximately $1,004,000 decrease in retail revenue for the three-month period ended July 31, 2001.

    Cost of sales for the current six-month period was approximately $49,088,000, a decrease of approximately $7,971,000 or 14.0%. These changes were favorable in relation to the 11.5% decrease in sales for the six-month period. The decrease in cost of sales was primarily due an improvement in rates over the prior year, (partially due to new contracted rates with the Registrant's suppliers), of approximately $7,935,000 and recovery of disputes relating to prior years of approximately $770,000. This saving was offset by the increase in carrier volume of approximately $641,000.

   Cost of sales (excluding the access charge settlement of approximately $1,264,000) for the three-month period ended July 31, 2001 was approximately $22,349,000, a decrease of approximately $8,257,000 or 27.0%. These changes were favorable in relation to the 15.3% decrease in revenues in the second quarter. The decrease in cost of sales was primarily due to an improvement in rates over the three-month period ended July 31, 2000, (partially due to new contracted rates with the Registrant's suppliers), of approximately $7,044,000; the recovery of approximately $961,000 of disputes filed in previous periods; the reduced volume of carrier traffic of approximately $1,434,000 and savings in the switch and network operations of approximately

$63,000. These savings were offset by the cost of additional retail volume of approximately $1,221,000.

   In the normal course of business the Registrant will file disputes with its service suppliers. The Registrant's accounting policy is to record the invoiced amount to cost of sales, which may include disputed amounts. When the dispute is resolved and the credit is received, the amount is credited to cost of sales. Open disputes included in cost of sales for the six-month period and the three-month period ended July 31, 2001 are approximately $2,000,000 and $500,000, respectively.

   In the quarter ended July 31, 2000 the Registrant received a cash payment of $1,264,483 from certain Bell Companies in settlement of a class action suit filed in 1992 relating to overcharges by those companies. The settlement concluded the class action with the Bell Companies.

   Selling, general and administrative expense for the six-month period increased to approximately $14,070,000, an increase of approximately $953,000, or 7.3%. For the quarter ended July 31, 2001, selling, general and administrative expense was approximately $6,501,000, an approximate $329,000, or a 5.3% increase over the comparative quarter in the last fiscal year. The increase of approximately $953,000 for the six-month period was primarily due to the increased provision for doubtful accounts of approximately
$918,000, relating to the business failure of several of the Registrant's wholesale customers; an increase in legal, regulatory and collections expense of approximately $196,000; an increase in amortization of customer lists (acquired from Blink Data Corp.) of approximately $180,000 and an increase in rent expense of approximately $98,000. These increases were offset by reductions in commission expense, related to reduced sales volumes, of approximately $414,000 and other net savings of approximately $25,000. For the three-month period ended July 31, 2001, the increase of approximately $329,000 was comprised primarily of increased provision for doubtful accounts of approximately $315,000, relating to the business failure of several of the Registrant's wholesale customers; an increase in legal, regulatory and collections expense of approximately $188,000; an increase in rent expense of approximately $57,000; an increase in amortization of customer lists (acquired from Blink Data Corp.) of approximately $180,000 and an increase in other net expense of approximately $15,000. These increases were offset by savings in salaries and wages, relating to the first quarter's reduction in force, of approximately $262,000; reductions in commission expense, due to reduced sales volumes, of approximately $45,000; and reduced consulting expenses of approximately $119,000.

   For the reasons described above, the operating loss for the six-month period ended July 31, 2001 was approximately $4,821,000, an increase of approximately $1,810,000 from the six-month period ended July 31, 2000. The operating income for the three-month period ended July 31, 2001 was approximately $42,000, an improvement of approximately $1,447,00 over the prior year's three-month period ended July 31, 2000.

   Total other income, net, for the current six-month period was approximately $314,000 as compared to approximately $65,000 of total other income, net, recorded in the prior year six-month period. The approximately $249,000 change for the six-month period is primarily due to the sale of marketable securities at a gain of approximately $263,000. Total other income for the current fiscal quarter was approximately $43,000 as compared to approximately $39,000 of total other income recorded in the comparable period during the prior fiscal year.

   Basic and diluted loss per Common Share was $0.47 per share for the current six-month period ended July 31, 2001 as compared to $0.40 loss per share for the six-months ended July 31, 2000. Basic and diluted earnings per Common Share was $0.01 per share for the current three-month period ended July 31, 2001 as compared to $0.19 loss per Common Share for the three-months ended July 31, 2000.

Liquidity and Capital Resources
-------------------------------

   At July 31, 2001, the Registrant had a working capital deficit of approximately $6,937,000, an improvement of approximately $797,000 as compared to January 31, 2001. The ratio of current assets to current liabilities at July 31, 2001 was 0.8:1, as compared to the ratio of 0.8:1 at January 31, 2001. The increase in working capital at July 31, 2001 was primarily attributable to a decrease in accounts payable of approximately $2,940,000; an increase in cash and cash equivalents of approximately $769,000; a decrease in accrued liabilities of approximately $610,000; an increase in prepaid expenses and other current assets of approximately $310,000 and a reduction in the current portion of long term debt of approximately $31,000. This was offset by an increase in the reserve for doubtful accounts of approximately $1,373,000; a decrease in accounts receivable of approximately $1,978,000 and a decrease in investments available for sale of approximately $512,000.

   The increase in cash of approximately $769,000 was the result primarily of proceeds from the sale of common stock of $6,300,000; proceeds from a long term loan received from a major shareholder of $4,000,000; the proceeds from the sale of marketable securities of approximately $1,141,000; and cash acquired in the purchase of Blink Data Corp. of approximately $90,000. These increases were offset by cash used in operations of approximately $2,286,000; the purchase of a 10-year commitment for approximately 2.8 billion DS-0 channel miles of telecommunications capacity for approximately $4,000,000; purchases of property and equipment of approximately $3,540,000; purchases of marketable securities of approximately $608,000; repayment of bank borrowings of approximately $302,000; and the addition of deferred line installation costs of approximately $26,000.

Capital Expenditures
--------------------

Capital expenditures for the six-month period ended July 31, 2001 were approximately $3,540,000. These expenditures were financed principally from the sale of Common Stock and the proceeds of a long-term loan received from the Chairman of the Board. The major expenditures were approximately $2,884,000 for new switches to be installed as part of the Registrant's network expansion; approximately $311,000 for equipment and fixtures for the Registrant's Tennessee call center; approximately $135,000 for software and hardware upgrades to the LAN; approximately $137,000 for customer premises equipment; approximately $50,000 for equipment to upgrade the New York Switch and approximately $23,000 for furniture and fixtures and leasehold improvements. Planned spending for the balance of the fiscal year ending January 31, 2002, includes approximately $2,000,000 for additional switches and equipment to be installed as part of the Registrant's network expansion. These expenditures are planned to be financed primarily through vendor financing and additional lines of credit which the Registrant intends to negotiate with its current lender or other sources. In addition, the Registrant may seek to sell privately, additional equity or debt securities.

However, there can be no assurance that the Registrant shall be able to obtain such financing or, if available, the terms thereof shall be economical.

Pending Transaction
-------------------

On July 18, 2001 the Registrant executed a definitive merger agreement with Capsule Communications, Inc. Under the terms of the agreement approved by the Boards of Directors of both companies, Capsule would become a wholly owned subsidiary of the Registrant. The shareholders of Capsule, other than its controlling shareholder would receive 0.1116 shares of Covista Common Stock for each share of Capsule Common Stock, subject to an adjustment as provided for in the agreement; and Henry G. Luken III, Chairman of the Board of Covista Communications and the controlling shareholder of Capsule, would receive 0.0838 shares of Covista Common Stock for each share in Capsule Common Stock.

Market Risk
-----------

   Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As the Registrant holds no marketable securities at July 31, 2001, the exposure to interest rate risk relating to marketable securities no longer exists. The Registrant does not hold any derivatives related to its interest rate exposure. The Registrant also maintains long-term debt at fixed rates. Due to the nature and amounts of the Registrant's note payable, an immediate 10% change in interest rates would not have a material effect in the Registrant's results of operations over the next fiscal year. The Registrant's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated statements as a whole.

Subsequent Event
----------------

   The Registrant's New York City switching facility and certain of the Registrant's network capabilities have been disabled as a result of the catastrophe at the World Trade Center. While the Registrant cannot presently assess the economic impact of this disaster, we believe that there will be an adverse effect on the results for the quarter ending October 31, 2001.

            COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                     PART II - OTHER INFORMATION
                     ---------------------------





ITEMS 1 - 5           Not applicable



ITEM 6                Form 8-K was filed on July 19, 2001

                      On July 17, 2001, Covista Communications, Inc. ("Covista") entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Capsule Communications, Inc., a Delaware corporation ("Capsule"), and CCI Acquisitions Corp., a Delaware corporation ("CCI") and wholly owned subsidiary of Covista. Pursuant to the Merger Agreement and subject to the conditions set forth in the Merger Agreement (including approval of the Merger Agreement by the stockholders of each of Covista and Capsule, receipt of required regulatory approvals, effectiveness of a registration statement registering the shares of Covista's common stock to be issued in the merger and other customary closing conditions), CCI would merge with and into Capsule, and Capsule, as the surviving corporation, would become a wholly-owned subsidiary of Covista. It is anticipated that approximately 2,100,000 shares of the Registrant's Common Stock would be issued upon consummation of the merger, which is expected to close in the fourth quarter of the Registrant's fiscal year ending January 31, 2002.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COVISTA COMMUNICATIONS, INC.
                                           (Registrant)


Date: September 14, 2001            By:   /s/ A. John Leach, Jr.
                                       -----------------------------
                                              A. John Leach, Jr.
                                              President and Chief
                                              Executive Officer



Date: September 14, 2001            By:  /s/  Thomas P. Gunning
                                       ------------------------------
                                              Thomas P. Gunning,
                                              Vice President, Chief Financial
                                              Officer and Principal Accounting
                                              Officer