Form 10-Q
period 2001-10-31
COVISTA COMMUNICATIONS INC
filed 2001-12-17
CIK 34497

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-Q
(Mark one)
 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: October 31, 2001

OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to

                      Commission File Number 0-2180

                       COVISTA COMMUNICATIONS, INC.
                       ----------------------------
           (Exact name of registrant as specified in its charter)

           New Jersey                             22-1656895
-------------------------------              ------------------------
(State or other Jurisdiction                 (I.R.S. Employer
incorporation or organization)                Identification No.)

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

                            Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at December 14, 2001
   --------------------------                   ---------------------------
 Common Share, $.05 par value                            10,832,738 shares

                           COVISTA COMMUNICATIONS, INC.
                                 AND SUBSIDIARIES

                        THIRD QUARTER REPORT ON FORM 10-Q


                                      INDEX
                                      -----

                                                                        Page No.

PART I.    FINANCIAL INFORMATION

     Condensed Consolidated Statements of Operations and
             Comprehensive Loss
             Nine months ended October 31, 2001 and 2000
             (unaudited) and three months ended October
             31, 2001 and 2000 (unaudited)                                 2

     Condensed Consolidated Balance Sheets
             October 31, 2001 (unaudited), and
             January 31, 2001                                            3-4

     Condensed Consolidated Statements of Cash Flows
             Nine months ended October 31, 2001 and 2000
            (unaudited)                                                    5

     Notes to Condensed Consolidated Financial
             Statements (unaudited)                                      6-9

     Management's Discussion and Analysis of
             Financial Condition and Results of Operations             10-13


PART II. OTHER INFORMATION

     Items 1-5                                                            14

     Item 6. Exhibits and Reports on Form 8-K                             14


SIGNATURES                                                                15

                       ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
     ---------------------------------------------------------------------
                               (Unaudited)


                                            Nine Months Ended          Three Months Ended
                                               October 31,                  October 31,
                                          2001          2000          2001         2000
                                        ---------  -----------     ---------    --------
NET SALES                            $  78,803,039  $ 99,803,603 $ 20,466,685  $ 33,903,099
                                      ------------   -----------  -----------   ------------
Costs and Expenses
     Cost of sales                      64,423,267    86,788,404   15,335,763    29,729,921
Access charge settlement                        -     (1,264,483)           -             -
Selling, general and administrative     20,990,705    19,707,251    6,921,048     6,589,932
                                     -------------   ----------- ------------   -----------
     Total costs and expenses           85,413,972   105,231,172   22,256,811    36,319,853
                                     -------------   ----------- ------------   -----------

OPERATING LOSS                          (6,610,933)   (5,427,569)  (1,790,126)   (2,416,754)

Other Income (Expense)
     Interest income                        94,392       126,023       18,752        37,437
Other income                               305,267        36,231       33,680         3,639
Interest expense                          (154,783)      (83,741)    (121,256)      (27,387)
                                     -------------    ----------   ----------    ----------
Total other income (expense)               244,876        78,513      (68,824)       13,689
                                     -------------    ----------   ----------    ----------

Loss before benefit from income taxes   (6,366,057)   (5,349,056)  (1,858,950)   (2,403,065)

Benefit from income taxes                        -       (65,676)           -             -
                                    --------------   -----------   ----------    ----------

NET LOSS                                (6,366,057)   (5,283,380)  (1,858,950)   (2,403,065)


Other Comprehensive Income, net of taxes:
     Unrealized holding gain                     -       109,603           -         87,575
                                     -------------    ----------   ----------     ----------

COMPREHENSIVE LOSS                   $ (6,366,057)  $ (5,173,777) $(1,858,950)  $(2,315,490)
                                     =============    ===========  ==========     ==========

BASIC LOSS PER COMMON SHARE          $      (0.64)  $      (0.72) $     (0.17)  $     (0.33)
                                     -------------    ----------   -----------    ----------

DILUTED LOSS PER COMMON SHARE        $      (0.64)  $      (0.72) $     (0.17)  $     (0.33)
                                     -------------    ----------   -----------    ----------

DIVIDENDS PER SHARE                          NONE          NONE         NONE          NONE

See notes to condensed consolidated financial statements

                COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                          October 31,          January 31,
                                            2001                    2001
                                          -----------          -----------
                                          (Unaudited)             (Note)
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents        $    3,116,004           $  2,691,889

     Investments available for sale               25,000                    537,007

     Notes receivable                                    500,000                                -

     Accounts receivable, net                 13,328,709             20,526,178

     Prepaid network capacity                     400,000                      -

     Prepaid expenses and other
       current assets                                   1,625,984               1,225,463

     Assets held for resale                1,092,699                      -
                                          ----------            -----------
     TOTAL CURRENT ASSETS                 20,088,396             24,980,537
                                          ----------            -----------

PROPERTY AND EQUIPMENT, NET               12,193,096             13,020,579
                                          ----------             ----------
OTHER ASSETS:

     Prepaid network capacity -
        long-term                          3,600,000                      -

     Deferred line installation costs, net   177,929                216,672

     Customer list, net                                  532,224                            -

     Other assets                            851,157                879,614
                                           ---------              ---------
                                           5,161,310              1,096,286

                                       $  37,442,802           $ 39,097,402
                                          ==========             ==========

Note: The balance sheet at January 31, 2001 has been taken from the audited consolidated financial statements at that date.

         See notes to condensed consolidated financial statements.

                                (Continued)

                     October 31,          January 31,
                   2001                    2001
                                          -----------          -----------
                                          (Unaudited)             (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

     Current portion of long-term debt   $   540,128           $   615,053

     Accounts payable                              21,096,626            27,960,046

     Other current and accrued liabilities 3,668,678             2,834,557

     Salaries and wages payable              820,098             1,304,818
                                          ----------            ----------

TOTAL CURRENT LIABILITIES                 26,125,530            32,714,474
                                          ----------            ----------

OTHER LONG-TERM LIABILITIES                  220,664               223,788
                                          ----------            ----------
LONG-TERM NOTE PAYABLE - SHAREHOLDER       4,000,000                     -
                                          ----------            ----------
LONG-TERM DEBT                                     -               382,047
                                          ----------            ----------
SHAREHOLDERS' EQUITY

     Common stock                                 618,458                  475,291
     Additional paid-in-capital           25,575,166            30,016,454
     Accumulated deficit                   (17,651,576)          (11,285,519)
                                                               ------------                  ------------
                                                               8,542,048            19,206,226

     Unearned ESOP Shares                          -               (12,225,000)
     Treasury stock                       (1,445,000)           (1,445,440)
     Accumulated other comprehensive
       income                                      -               241,307
                                         -----------            ----------
          Total Shareholders' Equity       7,096,608             5,777,093
                                         -----------            ----------
                                       $  37,442,802          $ 39,097,402
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

       COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 Nine Months Ended
                                                     October 31,
                                                 -----------------
                                              2001                  2000
                                           ------------         ------------
OPERATING ACTIVITIES:
     Net loss                             $ (6,366,057)         $(5,283,380)
     Adjustment for non-cash charges         5,691,632            3,750,012
     Gain on sale of marketable securities    (262,234)                   -
     Changes in assets and liabilities,
       net of effect of acquisition of
       Blink Data Corp.                     (2,162,645)           4,261,252
                                           ------------          ------------
     Net cash (used in) provided by
       operating activities                 (3,099,304)           2,727,884
                                           ------------          ------------
INVESTING ACTIVITIES:
     Cash acquired in purchase of
       Blink Data Corp.                         90,402                    -
     Proceeds on sale of marketable
       securities                            1,141,302                    -
     Purchases of marketable securities       (608,369)                   -
     Purchase of prepaid network capacity   (4,000,000)                   -
     Purchase of property and equipment     (4,182,146)          (3,081,948)
     Proceeds from sale and leaseback
       transaction                           1,245,339                    -
     Additions to deferred line
       installation costs                      (32,803)             (30,764)
                                           ------------           ----------
     Net cash used in investing
        activities                          (6,346,275)          (3,112,712)
                                           ------------           ----------
FINANCING ACTIVITIES:
     Sale of common stock                    6,326,666                8,438
     Proceeds of loan from shareholder       4,000,000                    -
     Repayments of bank borrowings            (456,972)            (422,484)
                                           -----------            ----------
  Net cash provided by (used in)
       financing activities                  9,869,694             (414,046)
                                           -----------            ----------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                          424,115             (798,874)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                     2,691,889            4,374,479
                                           -----------            ---------
CASH AND CASH EQUIVALENTS,
     END OF PERIOD                        $  3,116,004          $ 3,575,605
                                           ===========            =========
SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
     Cash paid (received) during the
         period for:
               Interest                   $     46,339          $   114,450
               Income taxes               $    (16,828)         $     3,400
328:    See notes to condensed consolidated financial statements.

                 COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on form 10-K of Covista Communications, Inc. (formerly Total-Tel USA Communi-cations, Inc.) and Subsidiaries for the fiscal year ended January 31, 2001.
In the opinion, of management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

Note B  New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Covista adopted
SFAS 133 effective February 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operation, or cash flows of Covista.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Covista does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements, beyond the cessation of goodwill amortization on future business combinations. As of October 31, 2001 Covista has no goodwill recorded on its books.

In June 2001, the FASB issued Statement of Financial Accounting Standards
No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires Covista to complete a transitional goodwill impairment test six months from the date of adoption. Covista is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective for all fiscal years beginning February 1, 2003. SFAS 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. Covista is currently assessing but has not yet determined the impact of SFAS 143 on its financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), " Accounting for the Impairment or Disposal of Long Lived Assets", which is effective for all fiscal years beginning after December 15, 2001. SFAS 144 replaces the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value, less cost to sell, whether included in continuing operations or in discontinued operations. Covista is currently assessing but has not yet determined the impact of SFAS 144 on its financial position and results of operations.

Note C -- Earnings Per Share

The following table sets forth the computation of basic and diluted loss per common share:

                                            Nine-Months Ended              Three-Months Ended
                                         October 31,    October 31,      October 31,     October 31,
                                            2001            2000            2001            2000
                                         ----------     -----------      -----------     -----------
Numerator:
     Loss available to                 $ (6,366,057)   $ (5,283,380)    $(1,858,950)    $(2,403,065)
     Common Shareholders used in basic
     and diluted loss per Common Share
Denominator:
     Weighted-average number of Common    9,990,562       7,303,600       10,820,365      7,316,521
     Shares used in basic loss per
     Common Share (1)

     Effect of diluted securities:
       Common share options (2)                   -               -                -              -
                                        -----------     ------------     -----------      ----------
     Weighted-average number of Common    9,990,562        7,303,600      10,820,365       7,316,521
     Shares and diluted potential Common-----------     ------------     -----------      ----------
     Shares used in diluted loss per
     Common Share

Basic and diluted loss per Common Share   $  (0.64)        $  (0.72)      $    (0.17)     $   (0.33)


(1) 600,000 ESOP shares have not been included in the weighted average number of Common Shares in
the nine-month and three-month periods ended October 31, 2000.   See Note E

(2) Common Shares subject to options are not included in the calculation of diluted loss per Common
Share as doing so would be antidilutive due to the net loss per Common Share.


Note D -- Segment Reporting

     Covista operates two distinct segments: a retail segment located in New Jersey which sells telecommunications services primarily to small to medium size businesses principally within the United States and a wholesale segment located in New Jersey which sells telecommunications service to other telecommunications carriers throughout the world.

     In addition to direct costs incurred, each segment is allocated a portion of Covista's switch and operating expenses. The allocation of expense is based upon the minutes of use flowing through Covista's switch network. There are no intersegment sales. Assets are held at the consolidated level and are not allocable to the operating segments. Covista evaluates performance on the operating results of the two business segments.

     Summarized financial information concerning Covista's reportable segments is shown in the following table:

                               RETAIL               WHOLESALE        TOTAL
                               ------               ---------       -------
NINE-MONTHS ENDED
OCTOBER 31, 2001

Net Sales                   $ 36,717,060           $ 42,085,979   $ 78,803,039
Gross margin                  13,061,965              1,317,807     14,379,772
Operating loss                (4,457,461)            (2,153,472)    (6,610,933)

NINE-MONTHS ENDED
OCTOBER 31, 2000

Net Sales                   $ 41,950,858           $ 57,852,745   $ 99,803,603
Gross margin                  10,738,278              3,541,404     14,279,682
Operating (loss) income       (6,418,366)               990,797     (5,427,569)


Note E   Employee Stock Ownership Plan

On September 1, 1998, the Company established the TotalTel USA Communications, Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Concurrently with the establishment of the non-leveraged ESOP Plan, Covista contributed 600,000 of its shares of Common Stock to the ESOP Plan. The Common Shares were recorded at fair value at the date contributed to the ESOP, totaling approximately $12.2 million, with an offset to Unearned ESOP Shares in the Statement of Shareholders' Equity. The ESOP Plan was to be administered through a trust by a trustee as designated by the Board of Directors. In February 1999, Covista's Board of Directors authorized the termination of the ESOP Plan and subsequently the Internal Revenue Service had given its approval to terminate the ESOP.

On August 14, 2001, the ESOP was terminated and the 600,000 shares of Covista's Common Stock were returned to authorized but unissued Common Shares. The offset to Unearned ESOP Shares in the Statement of Shareholders' Equity was reversed to Common Stock and Additional Paid in Capital.


NOTE F  Stock Options

On February 23, 2001, the Board of Directors adopted a resolution allowing Covista to re-price all outstanding options granted under its 1996 and 1999 Stock Option Plans. All outstanding options providing for the purchase of approximately 243,000 Common Shares, net of cancellations, which were originally granted at prices ranging from $14.63 to $21.50 per share, were re-priced to $14.25 per share. All other terms and conditions, including vesting periods, remained unchanged. During the nine-months ended October 31, 2001, there has been no financial statement impact based upon the market values of Covista's Common Shares. On February 1, 2001, 35 employees were given the opportunity to cancel 248,200 options to purchase Common Shares. All 35 employees agreed to cancel the options. On August 2, 2001, 248,200 options to purchase Common Shares were issued to 35 employees at the then closing market price of $5.65. Covista has applied FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" to these transactions.

NOTE G  Access Charge Settlement

During the three-month period ended July 31, 2000, Covista received a cash payment of $1,264,483 from certain regional Bell operating companies in settlement of a class action suit, to which Covista was a party, filed in 1992, relating to overcharges by those companies. The settlement concluded the class action with the Bell companies. The cash payment was recorded as a separate line item as a reduction of costs and expenses in the quarter.

NOTE H  Income Taxes

For the fiscal year ended January 31, 2000, Covista established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the nine-month period ended October 31, 2001, Covista continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the period's net operating loss. Accordingly, the net deferred tax asset of approximately $10,107,000 is fully offset by the valuation allowance, and does not appear as an asset on the balance sheet. It will be reflected at value when the net deferred tax asset may be utilized in future periods.

NOTE I  Acquisition of Blink Data

On February 1, 2001, the Board of Directors of Covista authorized the acquisition of Blink Data Corporation, a telecommunications service provider, of which Kevin Alward, who subsequently became a Director and Chief Operating Officer of Covista, was the principal shareholder, officer and director. The consideration was 300,000 shares of Covista's Common Stock valued at the fair market value at March 29, 2001. The transaction was completed on March 29, 2001, and was accounted for by the purchase method of accounting. During the quarter ended July 31, 2001, Covista finalized its calculation of the purchase price and has allocated approximately $815,000 of the purchase price over net assets to customer lists. The customer list is being amortized using the double-declining balance method of amortization over a three-year period, which is the expected customer life.

NOTE J   Shareholder Loan and Prepaid Network Capacity

On July 2, 2001, Covista received a loan from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $4,000,000. The loan is matures on February 1, 2003 together with accumulated interest at a rate of 7% per annum. The proceeds of the loan were used to purchase a 10-year commitment for approximately 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party. The $4,000,000 was paid during the three-month period ended July 31, 2001, and is classified on the balance sheet as prepaid network capacity, current and long term. This cost will be amortized to operations, based upon the greater of capacity use or straight line over the term of the agreement. Through the nine-month period ended October 31, 2001, the network capacity is not yet in service. Covista expects to utilize the capacity before the end of the current fiscal year.

NOTE K   Sale- leaseback transaction

In July 2001, Covista entered into an approximately $1,245,000 sale and leaseback transaction whereby Covista sold and leased back new and existing telecommunications switching equipment purchased earlier in the current fiscal year. The equipment was sold for the for the original purchase price. The term is three years and Covista has an option to repurchase the equipment at fair market value at lease termination. The related lease is being accounted for as an operating lease. The rental expense under this lease will be approximately $250,624 in the year ending January 31, 2002; approximately $429,642 in the years ending January 31, 2003 and 2004 and approximately $179,018 in the year ending January 31, 2005.

In November 2001, Covista negotiated another sale and leaseback transaction with the same lender for a second telecommunications switch for approximately $1,092,700. The lease contract is similar to the first transaction, with a term of three years with an option to repurchase the equipment at fair market value at lease termination. The second lease will be accounted for as an operating lease. The rental expense under this lease will be approximately $91,820 in the year ending January 31, 2002; approximately $367,272 in the years ending January 31, 2003 and 2004 and approximately $275,454 in the year ending January 31, 2005.

NOTE L -  World Trade Center Attack

The attack on the World Trade Center on September 11, 2001 had a direct negative impact upon Covista's performance for the quarter ended October 31, 2001. Covista lost the use of its New York switch from September 11 through the end of the quarter. Retail telecommunication service was affected from September 11 until the service was redirected through Covista's Newark switch and off-net service providers. The wholesale segment has been severely affected, as service had not been fully restored as of October 31, 2001. Covista's gross margin has been affected by the necessity of having outside suppliers provide service at a greater cost than the Covista's own network. In the previous quarter (quarter ended July 31, 2001) retail revenues were approximately $12,911,000 and wholesale revenues were approximately $15,981,000. Retail revenues in the current quarter (quarter ended October 31, 2001) fell approximately $915,000 to approximately $11,996,000 and wholesale revenues fell approximately $7,510,000 to approximately $8,471,000.

Covista has incurred, through October 31, 2001, direct expenses of approximately $300,000 for the repair of the New York switch, costs to reroute business and overtime costs. Additionally, Covista has had to issue approximately $186,000 of credits to customers for their additional costs to continue service. Covista has filed a claim with its insurer for the loss of business described above, business continuance and extra expenses. The amount to be recovered cannot be determined at this time.


               THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

              COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                 ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                        AND RESULT OF OPERATIONS
                        ------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbor from liability provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Covista "believes", "anticipates", "expects", or words of similar import. Similarly, statements which describe Covista's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Report and Covista undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required under applicable laws.

Results of Operations
---------------------

     Net sales were approximately $78,803,000 for the first nine months of the current fiscal year, a decrease of approximately $21,001,000 or 21.0% as compared to the approximately $99,804,000 recorded in the first nine months of the prior fiscal year. Net sales for the third quarter of the current fiscal year were approximately $20,467,000, a decrease of approximately $13,436,000 or 39.6% as compared to the approximately $33,903,000 recorded in the third quarter of the prior fiscal year.

      Wholesale revenue for the nine-month period was approximately $42,086,000, a decrease of approximately $15,767,000 or 27.3% from the nine-month period ended October 31, 2000. For the quarter ended October 31, 2001, wholesale revenue was approximately $8,471,000, a decrease of approximately $12,756,000 or 60.1% over the comparative quarter in the last fiscal year. Wholesale minutes sold in the nine-month period ended October 31, 2001 were approximately 382,758,000 minutes, a decrease of approximately 83,680,000 minutes or 17.9% from the nine-month period ended October 31, 2000. Wholesale minutes sold in the quarter ended October 31, 2001 were approximately 81,887,000 minutes, a decrease of approximately 90,262,000 minutes or 52.4% from the third quarter of the prior fiscal year. Wholesale traffic is processed predominately through Covista's New York City switch site, which was shut down as a result of the damages sustained in the September 11 World Trade Center attack to the end of the quarter ended October 31, 2001. Covista estimates that approximately 60,000,000 million minutes of use, or approximately $7,000,000 of wholesale revenue was lost due to the September 11 attack. For the nine-month period, the decline in revenue also reflected the competitive wholesale market place and the business failure of several wholesale customers, both trends that Covista believes will continue. Competitive pressures on sales price have resulted in an 11.3% decline in the average selling rate. Covista also has attempted to limit its exposure to the business failures experienced within the industry by tightening up credit limits on all wholesale accounts, which has had an impact in attracting new customers.

     Retail revenues for the nine-month period were approximately $36,717,000, a decrease of approximately $5,234,000 or 12.5% from the nine-month period ended October 31, 2000. For the quarter ended October 31, 2001, retail revenues were approximately $11,996,000, an approximately $680,000 or 5.4% decrease over the comparative quarter in the last fiscal year. Retail minutes sold in the nine-month period ended October 31, 2001 were approximately 470,792,000 minutes, an increase of approximately 11,123,000 minutes or 2.4% over the nine-month period ended October 31, 2000. Retail minutes sold in the quarter ended October 31, 2001 were approximately 167,098,000 minutes, an increase of approximately 22,363,000 minutes, or 15.5% over the third quarter of the prior fiscal year. The increase in volume results primarily from the acquisition of Blink Data Corporation. However, the decrease in revenue results from the extreme pricing pressures existing within the industry. Covista has experienced a rate decrease of 14.5% for the nine-month period ended October 31, 2001 and 18.0% for the three-month period ended October 31, 2001. The extreme pricing pressures experienced in the industry is a trend that the Company believes will continue. The World Trade Center attack and the temporary loss of Covista's New York City switch did affect the retail revenue stream. Covista, however, was able to minimize these adverse effects by re-routing the traffic to its Newark switch and other service providers in order to continue service to its retail customers. Covista believes that approximately 16,000,000 million minutes of use or approximately $1,000,000 of retail revenue was lost due to the September 11attack.

     Cost of sales for the current nine-month period was approximately $64,423,000, a decrease of approximately $22,365,000 or 25.8% from the nine-month period ended October 31, 2000. These changes were favorable in relation to the 21.0% decrease in sales for the nine-month period. The decrease in cost of sales was due primarily to an improvement in buy rates over the prior year, (partially due to new contracted rates with Covista's suppliers), of approximately $14,386,000; the recovery of disputes relating to prior years of approximately $1,809,000; and a decrease of approximately 83,680,000 wholesale minutes equating to approximately $9,401,000. This saving was offset with disputes included in cost of sales with Covista's service suppliers of approximately $2,462,000; the cost of the increase in retail volume of approximately $719,000 and an increase in switch and network operations costs of approximately $50,000.

     Cost of sales for the three-month period ended October 31, 2001 was approximately $15,336,000, a decrease of approximately $14,394,000 or 48.4% from the third quarter of the prior fiscal year. These changes were favorable in relation to the 39.6% decrease in revenues in the third quarter. The decrease in cost of sales was due primarily to an improvement in rates over the three-month period ended October 31, 2000, (partially due to new contracted rates with Covista's suppliers), of approximately $4,746,000; the recovery of approximately $1,328,000 of disputes filed in previous periods and a decrease of approximately 90,262,000 wholesale minutes equating to approximately $10,341,000 at reduced margins. These savings were offset by the cost of additional retail volume of approximately $1,310,000; disputes included in cost of sales with Covista's service suppliers of approximately $657,000; and an increase in switch and network operations of approximately $54,000.

     In the quarter ended July 31, 2000, Covista received a cash payment of $1,264,483 from certain regional Bell operating companies in settlement of a class action suit filed in 1992 relating to overcharges by those companies. The settlement concluded a class action with the Bell companies.

     Selling, general and administrative expense for the nine-month period increased to approximately $20,991,000, an increase of approximately $1,284,000, or 6.5% over the nine-month period ended October 31, 2000. For the quarter ended October 31, 2001, selling, general and administrative expense was approximately $6,921,000; an approximate $331,000 or 5.0% increase over the comparative quarter in the last fiscal year.

      The increase in selling, general and administrative expenses of approximately $1,284,000 for the nine-month period was primarily due to an increased provision for doubtful accounts of approximately $1,363,000, relating primarily to the business failure of several of Covista's wholesale customers; an increase in legal, regulatory and collections expense of approximately $417,000; an increase in amortization of customer lists (from the customer list acquired from Blink Data Corp.) of approximately $433,000 and the addition of expenses (principally salaries, wages and benefits) for a new residential retail service being established in Tennessee of approximately $626,000. These increases were offset by reductions in commission expense related to reduced sales volumes of approximately $314,000; reductions in salaries, wages and benefits resulting from prior period reductions in force of approximately $110,000; savings on consulting expenses of approximately $360,000; savings on recruiting expenses of approximately $271,000; savings on advertising and selling expense of approximately $183,000; the receipt of an advance payment on the insurance claim for the World Trade Center attack (for lost business and expenses) of approximately $300,000; and other net savings of approximately $17,000.

     For the three-month period ended October 31, 2001, the net increase in selling, general and administrative expenses of approximately $331,000 was comprised primarily of increased provision for doubtful accounts of approximately $445,000, relating primarily to the loss of several of Covista's wholesale customers; an increase in legal, regulatory and collections expense of approximately $223,000; an increase in amortization of customer lists (acquired from Blink Data Corp.) of approximately $190,000 and the addition of expenses (principally salaries, wages and benefits) for the new residential service and call center being established in Tennessee of approximately $584,000. These increases were offset by reductions in salaries, wages and benefits resulting from prior period reductions in force of approximately $217,000; reductions in consulting expenses of approximately $181,000; a reduction in recruiting fees of approximately $173,000; the receipt of an advance payment on the insurance claim for the World Trade Center attack (for lost business and expenses) of approximately $300,000; savings on advertising and selling expense of approximately $162,000 and other net savings of approximately $78,000.

     For the reasons described above, the operating loss for the nine-month period ended October 31, 2001 was approximately $6,611,000, an increase of approximately $1,183,000 from the nine-month period ended October 31, 2000. The operating loss for the three-month period ended October 31, 2001 was approximately $1,790,000, an improvement of approximately $627,000 over the prior year's three-month period ended October 31, 2000.

     Total other income, net, for the current nine-month period was approximately $245,000 as compared to approximately $79,000 of total other income, net, recorded in the prior year nine-month period. The approximately

$166,000 change for the nine-month period is primarily due to the sale of marketable securities at a gain of approximately $263,000, offset by an increase in interest expense (resulting from the $4,000,000 shareholder loan) of approximately $71,000 and a reduction in interest income of approximately $32,000. Total other expense, net, for the current fiscal quarter was approximately $69,000 as compared to approximately $14,000 of total other income, net, recorded in the comparable period during the prior fiscal year. This change was due to an increase in interest expense.

     Basic and diluted loss per Common Share was $0.64 per share for the current nine-month period ended October 31, 2001 as compared to $0.72 loss per share for the nine-months ended October 31, 2000. Basic and diluted loss per Common Share was $0.17 per share for the current three-month period ended October 31, 2001 as compared to $0.33 loss per Common Share for the three-months ended October 31, 2000.

Liquidity and Capital Resources
-------------------------------

     At October 31, 2001, Covista had a working capital deficit of approximately $6,037,000, an improvement of approximately $1,697,000 as compared to January 31, 2001. The ratio of current assets to current liabilities at October 31, 2001 was 0.8:1, as compared to the ratio of 0.8:1 at January 31, 2001. The increase in working capital at October 31, 2001 was primarily attributable to a decrease in accounts payable of approximately $6,863,000; the addition of a switch held for resale (in a sale and leaseback transaction) of approximately $1,093,000; an increase in cash and cash equivalents of approximately $424,000; a note receivable issued to Capsule Communications, Inc. for the amount of $500,000; an increase in prepaid expenses and other current assets of approximately $801,000 and a reduction in the current portion of long term debt of approximately $75,000. This was offset by a decrease in accounts receivable of approximately $5,460,000; an increase in the reserve for doubtful accounts of approximately $1,737,000; a decrease in investments available for sale of approximately $512,000; and a decrease in accrued liabilities of approximately $350,000.

     The increase in cash of approximately $424,000 was the result primarily of proceeds from the sale of Common Stock of $6,327,000; proceeds from a long-term loan received from a major shareholder of $4,000,000; proceeds from the sale and leaseback transaction of a switch purchased earlier in the current fiscal year of approximately $1,245,000; the proceeds from the sale of marketable securities of approximately $1,141,000; and cash acquired in the purchase of Blink Data Corp. of approximately $90,000. These increases were offset by cash used in operations of approximately $3,099,000; the purchase of a 10-year commitment for approximately 2.8 billion DS-0 channel miles of telecommunications capacity for approximately $4,000,000; purchases of property and equipment (including two switches intended for sale-leaseback transactions) of approximately $4,182,000; purchases of marketable securities of approximately $608,000; repayment of bank borrowings of approximately $457,000; and the addition of deferred line installation costs of approximately $33,000.

Capital Expenditures
--------------------

Capital expenditures for the nine-month period ended October 31, 2001 were approximately $4,182,000. These expenditures were financed principally from the sale of Common Stock. The major expenditures were approximately $2,884,000 for new switches to be installed as part of Covista's network expansion; approximately $687,000 for equipment and fixtures for Covista's Tennessee location; approximately $149,000 for software and hardware upgrades to Covista's local area network; approximately $211,000 for customer premises equipment; approximately $228,000 for equipment to upgrade the New York City switch and approximately $23,000 for furniture and fixtures and leasehold improvements. Covista entered into a sale and leaseback transaction in August 2001, whereby Covista sold for approximately $1,245,000 a switch purchased in the first quarter of the current fiscal year. The lease will be treated as an operating lease; the term is three years, with an option to purchase the switch back at fair market value. Covista has a second planned sale and leaseback transaction for approximately $1,093,000, scheduled to be completed in the fourth quarter of the current fiscal year. Planned spending for the balance of the fiscal year ending January 31, 2002, includes approximately $1,500,000 for additional switches and equipment to be installed as part of Covista's network expansion. These expenditures are planned to be financed primarily through vendor financing, additional sale and leaseback transactions and additional lines of credit which Covista intends to negotiate with its current lender or other sources. In addition, Covista may seek to sell privately, additional equity or debt securities. However, there can be no assurance that Covista shall be able to obtain such financing or, if available, the terms thereof shall be economical.

Accounts Receivable and Credit Risk
-----------------------------------

Accounts receivable subjects Covista to the potential for credit risk with customers in the retail and wholesale segments. To reduce credit risk, Covista performs ongoing evaluations of its customer's financial condition and except in situations where the risk warrants it, Covista does not require collateral. Accounts receivable of approximately $13,329,000, net of the reserve for uncollectible accounts totaling approximately $5,812,000, represents approximately 35.5% of the total assets of Covista. No one customer accounts for greater than eight percent of the total revenues. In the wholesale segment, which contains Covista's largest customers, Covista has been able to ameliorate credit risk by using reciprocal arrangements with the customers, which are also Covista's suppliers, to offset outstanding receivables. Covista has historically maintained a better than three percent ratio of bad debts to revenues. For the nine-month period ended October 31, 2001, this ratio was 3.1%. Covista also measures accounts receivable turnover (as measured in days sales outstanding). For the periods ended October 31, 2001 and 2000 days sales outstanding were 58.5 days and 62.5 days respectively.

Pending Transaction
--------------------

On July 18, 2001, Covista executed a definitive merger agreement with Capsule Communications, Inc. Under the terms of the agreement approved by the Boards of Directors of both companies, Capsule would become a wholly owned subsidiary of Covista. The shareholders of Capsule, other than its controlling shareholder would receive up to 0.1116 shares of Covista Common Stock for each share of Capsule Common Stock, subject to a reduction as provided for in the merger agreement; and Henry G. Luken III, who is the Chairman of the Board of Covista Communications and the controlling shareholder of Capsule, would receive up to
0.0838 shares of Covista Common Stock for each share in Capsule Common Stock, subject to reduction as provided for in the merger agreement. The adjustment mechanism in the merger agreement is designed to ensure that the minority shareholders of Capsule will receive not more than $0.5028 of Covista common stock for each share of Capsule common stock.

Related Party Transactions
------------------------------------------------------

Covista purchases from and sells services to Capsule Communications, Inc. Sales to Capsule for the nine-month period ended October 31, 2001 and the nine-month period ended October 31, 2000, were approximately $400,000 and $330,000 respectively. Purchases from this Capsule for the nine-month period ended October 31, 2001 and the nine-month period ended October 31, 2000, were approximately $513,000 and $486,000 respectively. All transactions were based on competitive terms obtained in arm's length transactions. Additionally, Covista has entered into two loan agreements with Capsule dated July 24, 2001 and August 9, 2001, whereby Capsule borrowed $200,000 and $300,000 respectively from Covista, at 8 3/4 percent interest, payable one year from the date of the notes.

Covista has entered into a lease agreement for office space in Chattanooga, Tennessee, with the Henry G. Luken III who is Covista's Chairman of the Board and its principal shareholder. The term of the lease is for five years beginning September 1, 2001. The lease provides for annual rent of $86,400 from September 1, 2001 to August 30, 2002; $115,200 from September 1, 2002 to August 30, 2003: $144,000 from September 1, 2003 to August 30, 2004, with the last two years to be $144,000 annually adjusted for the Consumer Price Index. Covista believes that such premises are leased on terms not less favorable than in an arm's length transaction.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

     Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As Covista holds no significant marketable securities at October 31, 2001, the exposure to interest rate risk relating to marketable securities no longer exists. Covista does not hold any derivatives related to its interest rate exposure. Covista also maintains long-term debt at fixed rates. Due to the nature and amounts of Covista's note payable, an immediate 10% change in interest rates would not have a material effect in Covista's results of operations over the next fiscal year. Covista's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated statements as a whole.



               THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK

               COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION




ITEMS 1 - 5     Not applicable



ITEM 6          Exhibits and Reports on Form 8-K

               (a)     Exhibits:

                       10.1 - Lease by and between Henry G. Luken, III, as
                              Owner, and Covista, Inc., as Tenant, dated
                              September 1, 2001 and relating to property located at 4801 Highway 58 in the City of Chattanooga, County of Hamilton, State of Tennessee (filed herewith)

                       10.2 Promissory Note dated July 24, 2001 in the original principal amount of $200,000 made by Capsule Communications, Inc. in favor of Covista Communications, Inc. as filed on Exhibit 10.24 in our S-4 (no. 333-69644) and hereby incorporated herein by reference

                       10.3 Promissory Note dated August 9, 2001 in the original principal amount of $300,000 made by Capsule Communications, Inc. in favor of Covista Communications, Inc. as filed on Exhibit 10.25 in our S-4 (no. 333-69644) and hereby incorporated herein by reference

               (b)      Reports on Form 8-K

                        No reports on Form 8-K were filed in the period

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Covista has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COVISTA COMMUNICATIONS, INC.
                                         (Registrant)



Date:  December 14, 2001       By:     /s/  A. John Leach
                                    ------------------------------
                                        A. John Leach
                                        President and Chief Executive Officer




Date:  December 14, 2001       By:    /s/   Thomas P. Gunning
                                  -----------------------------------
                                       Thomas P. Gunning,
                                       Vice President, Chief Financial Officer
                                       and Principal Accounting Officer