Form 10-K
period 2002-01-31
COVISTA COMMUNICATIONS INC
filed 2002-05-16
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal year ended January 31, 2002.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________________ to ___________________.

                          Commission File Number 0-2180

                          COVISTA COMMUNICATIONS, INC.
               --------------------------------------------------
               (Exact name of Company as specified in its charter)

            New Jersey                                         22-1656895
   -------------------------------                        ------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                  4803 Highway 58 North, Chattanooga, TN 37416
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Company's telephone number, including area code: (423) 648-9700

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, $.05 par value per share

Indicate by check mark whether Covista Communications, Inc. ("Covista" or the "Company")(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Covista was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

Aggregate market value (based upon a $4.29 closing price) of the voting stock held by nonaffiliates of Covista as of April 30, 2002: $16,360,911

Number of shares of Common Stock outstanding on April 30, 2002: 12,636,949

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

ITEM 1. Business

General

          Covista was incorporated in 1959 as Faradyne Electronics Corp. In November 1991, Covista changed its name from Faradyne Electronics Corp. to Total-Tel USA Communications, Inc. In September, 2000, Covista adopted its present name, Covista Communications, Inc.

          Covista is a long distance telecommunications, Internet and data services provider. Covista operates two distinct business segments: retail and wholesale. The retail segment provides long distance, data and internet services to small and medium sized businesses, principally in the Northeast region of the United States. The wholesale segment sells long distance telecommunication services to other carriers for resale. Covista utilizes its own switching equipment and leased fiber optic transmission cable. Covista's products and services include a broad range of voice, data and Internet solutions, including long distance and toll-free services, calling cards, data, Internet access, virtual private network, directory assistance and teleconferencing services. The wholesale division provides domestic and international termination services to carriers worldwide at competitive rates. Covista currently owns and operates three switches, one in New York City , one in Newark, New Jersey, and one in Philadelphia Pennsylvania and announced plans to expand to additional switch sites in Minneapolis, Dallas and Chattanooga. In July 2001, Covista announced that it had acquired long-term access to nationwide network facilities comprising 2,822,400,000 channel miles of telecommunications capacity measured by length of voice-grade circuits. In addition, Covista currently offers Internet services using two routers that it owns and operates located in New York City and Northern New Jersey. Covista processes approximately 85 percent of all its call volume through its own facilities. Covista also operates a network operations center in Northern New Jersey to monitor and control its New Jersey network and to coordinate its various services. In October, 2001, Covista announced the opening of a new call center facility in Chattanooga, Tennessee, and that it is planning to relocate its corporate headquarters to Chattanooga from Little Falls, New Jersey. Covista previously was known as Total-Tel USA Communications, Inc.

          In the retail market, Covista has segmented potential customers and tailored its service offerings, sales, marketing approach and network development to provide service in a cost-effective manner. Covista believes its customer service to be one of its principal competitive advantages. Covista applies a dedicated team approach to soliciting and servicing its clients, with substantial involvement of sales, customer service and technical personnel in all aspects of customer relations. Covista intends to continue to focus its efforts on small to medium-sized businesses with sales of $1 million to $60 million and monthly communications bills that range from $500 to $30,000. Covista's focus on customer service has also enabled it to attract larger customers. During the fourth quarter 2002, Covista continued expanding services into the residential retail market with a new product offering.

          For Fiscal 2002, Covista had gross revenues of approximately $95 million, derived approximately 50% from wholesale and 50% from retail services. For Fiscal 2001, Covista's gross revenues were approximately $134 million. Covista's retail sales activities have been concentrated in Northern New Jersey and New York City, where, Covista believes, approximately half of all United States multinational corporations have headquarters. Based on industry sources, this area is believed to represent 40% of the total United States telecommunications market. For the near term, at least, Covista intends to continue its efforts on further penetrating commercial users of its services in the Northeast, from the Washington, D.C. market through Boston, Massachusetts, and to augment the services offered to its customers.

          Covista's principal executive offices are located at 4803 Highway 58 North, Chattanooga, TN, 37416, and its telephone number is (423) 648-9700.

                                INDUSTRY OVERVIEW

History and Industry Development

          Prior to 1984, AT&T dominated both the local exchange and long distance marketplaces by owning the operating entities that provided both local exchange and long distance services to most of the United States population. Although long distance competition began to emerge in the late 1970s, the critical event triggering the growth of long distance competition was the breakup of AT&T and the separation of its local and long distance businesses as mandated by the Modified Final Judgment (the "MFJ") relating to the breakup of AT&T. To foster competition in the long distance market, the MFJ prohibited AT&T's divested local exchange businesses, the Regional Bell Operating Companies ("RBOCs"), from acting as single-source providers of telecommunications services.

          Although the MFJ established the preconditions for competition in the market for long distance services in 1984, the market for local exchange services has, until recently, virtually been closed to competition and has largely been dominated by regulated monopolies. Efforts to open the local exchange market began in the late 1980s on a state-by-state basis.

          The Telecommunications Act of 1996, (the "1996 Act"), is considered to be the most comprehensive reform of the nation's telecommunications laws, affect the development of competition for local telecommunications services. The 1996 Act provides for the removal of legal barriers to entry into the local telecommunications services market, the interconnection of the Incumbent Local Exchange Carrier (the "ILEC") network with competitors' networks and the relaxation of the regulation of certain telecommunications services provided by Local Exchange Carriers ("LECs") and others. Procedures and requirements were established to be followed by the RBOCs, including the requirement that RBOCs offer local services for resale as a precondition to their entering ithe long distance and telecommunications equipment manufacturing markets.

          The continuing deregulation of the telecommunications industry and technological change has resulted in an increasingly information-intensive business environment. Regulatory, technological, marketing and competitive trends have substantially expanded Covista's opportunities in the converging voice and data communications services markets. For example, technological advances, including rapid growth of the Internet, the increased use of packet switching technology for voice communications, and the growth of multimedia applications, are expected to result in substantial growth in the high-speed data services market.

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

          Covista has observed that RBOCs and the Tier I carriers (carriers with annual revenues in excess of $5 billion), primarily concentrate their sales and marketing efforts on residential and large business customers. Thus, Covista believes there is a significant market opportunity with respect to small and medium-sized businesses to which customer service may be a significant part of their buying decision. Covista has also entered the residential long distance business which Covista had not previously concentrated its marketing efforts.

Network

          Covista's strategy has been to develop a geographic concentration of revenue-producing customers through the sale of telecommunications services in areas where it has installed switching platforms.

Current Network

          Switches. Currently, Covista operates an advanced telecommunications network that includes three Alcatel switches, located in New York City, Newark, New Jersey and Philadelphia, Pennsylvania. The Philadelphia switch was acquired from a merger with Capsule Communications (see Subsequent Events). Covista has installed Alcatel DEX 600 switches in Newark and Philadelphia and a Megahub DEX600E switch in New York, which provides interexchange switching capabilities and is currently being used as Covista's international gateway switching platform. Covista is installing three Alcatel DEX 600 switches, one in Minneapolis, one in Dallas and one in Chattanooga which are scheduled to be operational in FY 2003.

          In July 2001, Covista announced that it had acquired long-term access to nationwide network facilities comprising 2,822,400,000 channel miles of telecommunications capacity measured by length of voice-grade circuits.

          During Fiscal 2002, Covista billed approximately 1.08 billion minutes, with approximately 85% of its minutes over its own switches. Covista believes that increasing the traffic carried on its own network would improve operating margins.

          International. Covista is interconnected with a number of United States and foreign wholesale international carriers through its New York switch. The purpose of connecting to a variety of carriers is to provide state-of-the-art, lowest-cost routing and network reliability. These interconnected international carriers are also a source of wholesale international traffic and revenue.

          Internet. Currently, Covista owns and operates an IP (Internet Protocol) Network that includes two Cisco 7500 routers, located in New York City. Covista also owns and operates an Ascend TNT remote access server (RAS) located in New York. The RAS provides dial-up Internet access services. Through associations with providers of wholesale Digital Subscriber Lines ("DSL"), Covista offers DSL internet service in the Philadelphia, New York, New Jersey and Connecticut markets. Covista also offers internet services over dedicated DS0, DS1 and DS3 digital transmission circuits.

          Other Features. Covista is interconnected by SS7 out-of-band digital signaling throughout its network. The SS7 signaling system reduces connect time delays, thereby enhancing overall network efficiencies. Additionally, the SS7 technology is designed to permit the anticipated expansion of Covista's Advanced Intelligent Network ("AIN") capabilities throughout its network. Covista's advanced switching platform would enable it to (i) deploy features and functions quickly throughout its entire network, (ii) expand switch capacity in a cost-effective manner, and (iii) lower maintenance costs through reduced training and spare parts requirements.

          Security and Reliability. Covista has a Network Operating Center (NOC) in Northern New Jersey, which monitors and controls Covista's network and coordinates its various services from a central location, increasing the security, reliability and efficiency of Covista's operations. Centralized electronic monitoring and control of Covista's network allows Covista to avoid duplication of this function in each switch site. The NOC also helps reduce Covista's per-customer monitoring and customer service costs. In addition, Covista's network employs an "authorized access" architecture. Unlike many telecommunications companies, which allow universal access to their network, Covista utilizes an automatic number identification security screening architecture which ensures only the Automatic Number Identification (ANIs) of those users who have subscribed to Covista's services and have satisfied Covista's credit and provisioning criteria have access to the network. Covista believes that this architecture provides Covista the ability to better control bad debt and fraud in a manner which is invisible and nonintrusive to the customer. This architecture also allows Covista to better manage network capacity, as unauthorized and unplanned users cannot access the network. Covista plans to relocate the NOC to the Corporate Headquarters in Chattanooga TN in Fiscal Year 2003.

                         PRINCIPAL PRODUCTS AND SERVICES

Product and Service Offerings

          Covista offers retail telecommunications services primarily to small and medium-sized businesses and residential long distance users. Covista's retail service offerings currently include long distance and toll-free services (both with and without an AIN), multiple access options, calling card, data, Internet access, DSL, e-mail, facsimile, directory assistance and teleconferencing services. Covista's wholesale services include domestic and international termination and transport services to domestic and international telecommunications carriers.

Current Services

          Retail Services. Covista provides telecommunications services to over 10,000 commercial customers, primarily small and medium-sized businesses located in the Northeastern region of the United States. Covista sells retail services through its independent marketing representatives. Retail commercial communications services accounted for approximately 50% of Covista's Fiscal 2002 revenues, and produced revenues of approximately $47,423,000 in Fiscal 2002 and $53,487,000 in Fiscal 2001. Retail revenues fell in fiscal 2002 due to continued downward pricing pressure and reductions in volume, which Covista attributes to ever increasing competition within the industry. In addition, the attack on the World Trade Center on September 11, 2001 had a direct negative impact on the retail sales of Covista due to damage to the switch located in New York City. While Covista believes that it may return to its previous volume levels, as the worldwide demand for communications services increases, it also believes that the intense competition for those minutes from other telecommunications providers will continue to force down prices. This continued downward effect on price may adversely affect operations.

Covista's retail services include the following:

     o Long Distance: Covista offers a full range of switched and dedicated domestic and international long distance services, including "1+" outbound service in all 50 states along with global termination to over 200 countries. Long distance services include intra-LATA (Local Access Terminating Area), inter-LATA, and worldwide international services. Long distance features include both verified and non-verified accounting codes, station-to-station calling, third-party calling, directory assistance and operator-assisted calling.

     o Toll-free Services: Covista offers a full range of switched and dedicated domestic toll-free services, including toll-free origination in all 50 states, international toll-free origination from over 30 countries, and toll-free directory assistance. AIN enhanced toll-free services include the following features: Command Routing, Dialed Number Identification Service Area Code/Exchange Routing, Real Time Automatic Number Identification Delivery, Day-of-Year Routing, Day-of-Week Routing, Time-of-Day Routing, Percentage Allocation Routing, PIN protected 800 services, integrated voice response services and store locator services.

     o Access Options: Covista offers its long distance and toll-free customers multiple access options, including dedicated access at DS0, DS1, and DS3 speed(s) and switched access.

     o Calling Card and Services: Covista offers nationwide switched access, customized calling card services. Customers have the option of calling cards, which are personalized, branded or generic.

     o Internet: Covista currently offers high-quality, dedicated DSL and dial-up Internet access, e-mail, IP addressing and Domain Name Services.

     o Data Services: Covista offers advanced data transmission services, including private line and Frame Relay services. Data services have multiple access options, including dedicated access at DS0, DS1, and DS3 speed(s) and switched access.

     o Customer Management Control Features: All of Covista's customers have the option of customized management reporting features, including interstate/intrastate area code summaries, international destination matrix, daily usage summaries, state summaries, time of day summaries, duration distribution matrix, exception reporting of long duration calls, and incomplete and blocked call reporting.

Wholesale Services. Covista offers the following wholesale services: domestic and international termination, switch ports, colocation facilities and transport services to a broad spectrum of domestic and international carriers. Covista offers international wholesale termination and transport services primarily to domestic and international telecommunications carriers. Once Covista interconnects with a carrier customer, the carrier may utilize Covista on an as-needed basis, depending upon the pricing offered by Covista and its competitors as well as capacity. Covista has been tested and approved as an authorized carrier for, and included in the routing tables of all of its long distance and international carrier customers. Covista's wholesale results were severely affected by the September 11 terrorist attack. The Company suffered the temporary loss of its New York City switch, which is situated in the immediate vicinity of the World Trade Center. As a result, Covista incurred a significant reduction in wholesale revenues. The impact of the revenue loss, combined with additional expenses, was in excess of approximately $5,000,000. Covista has filed an insurance claim for losses and expenses associated with the events of September 11, and received an initial $1,000,000 in the FY 2002. The total claim and final settlement cannot be determined at this time. Wholesale revenues were approximately $47,889,000 and $79,743,000 during Fiscal 2002 and Fiscal 2001, respectively. As a percentage of total revenue, the Wholesale revenues are expect to decline, while higher margin retail revenues are expected to increase as a percent of total revenue.

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

          Local Exchange Services. A local call is one that does not require the services of a long distance carrier. In general, the local exchange carrier connects end-user customers within a locally defined area known as a Local Access and Transport Area or "LATA" and also provides the local access (ingress and egress) of most long distance calls.

          Internet Service. Internet services are generally provided in at least two distinct segments. A local network connection is required from the Internet Service Provider ("ISP") customer to the ISP's local facilities. For large, communication-intensive users and for content providers, the connections are typically unswitched, dedicated connections provided by LECs, Intelligent Call Processing ("ICP"), or other providers, either as independent service providers or, in some cases, by a carrier that is both a Competitive Local Exchange Carrier (CLEC ) and an Internet Service Provider ( ISP). For residential and small and medium-sized business users, these connections are generally Public Switched Telephone Network ("PSTN") connections obtained on a dial-up access basis as a local exchange telephone call. Once a local connection is made to the ISP's local facilities, information can be transmitted and obtained over a packet-switched IP data network, which may consist of segments provided by many interconnected networks operated by a number of ISPs. The collection of interconnected networks makes up the Internet. A key feature of Internet architecture and packet switching is that a single dedicated channel between communication points is never established which distinguishes Internet-based services from the PSTN.

          International Service. A typical international long distance call originates on a local exchange network or private line and is carried to the international gateway switch of a long distance carrier. The call is then transported along a fiber optic cable or a satellite connection to an international gateway switch in the terminating country and, finally, to another local exchange network or private line where the call is terminated. Generally, only a small number of carriers are licensed by a foreign country for international long distance and, in many countries, only the Postal Telephone & Telegraph administration ("PTT") is licensed or authorized to provide international long distance service. Any carrier which desires to transport switched calls to or from a particular country, in addition to obtaining a license or other permission (if required), must enter into operating agreements or other arrangements with the PTT or another international carrier in that country or lease capacity from a carrier which already has such arrangements.

Market Opportunities

          As a result of the 1996 Act and other Federal, state, and international initiatives, numerous telecommunications markets have been opened to competition. In addition, the increasing globalization of the world economy, along with increased reliance upon data transmission and Internet access, has expanded traditional telecommunications markets. Covista has targeted its services principally to small and medium-sized businesses based upon its belief that such customers are not aggressively targeted by Tier I providers and are underserved with respect to customer service and support. Also, Covista, through a recently introduced product offering, is targeting residential long distance users with competitive rates for domestic and international long distance usage.

                                   COMPETITION

Overview

          Covista operates in a highly competitive industry and estimates that it has no greater than a 1% share of the market in which it operates. Covista expects that competition will continue to intensify in the future due to regulatory changes, including the continued implementation of the 1996 Act, and further increases in the size, resources, and number of market participants. In each of its markets, Covista will face competition from larger, better capitalized Tier I and Tier II providers and ILECs and CLECs. While new business opportunities may be made available to Covista through the 1996 Act and other federal and state regulatory initiatives, regulators are likely to provide ILECs with an increased degree of flexibility with regard to pricing of their services as competition increases.

          Competition for Covista's products and services is based upon price, quality, the ability to bundle services, name recognition, network reliability, service features, billing services, perceived quality and responsiveness to customers' needs. While Covista believes that it currently has certain advantages relating to price, quality, customer service and responsiveness to customer needs, there is no assurance that Covista will be able to maintain these advantages or obtain additional advantages. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to Covista. Many of Covista's existing and potential competitors have financial, technical, and other resources significantly greater than those of Covista. In addition, in December, 1997, the FCC issued rules to implement the provisions of the World Trade Organization Agreement on Basic Telecommunications, which was drafted to liberalize restrictions on foreign ownership of domestic telecommunications companies and to allow foreign telecommunications companies to enter domestic markets. The new FCC rules went into effect in February, 1998 and are expected to make it substantially easier for many non-United States telecommunications companies to enter the United States market, thus further increasing the number of competitors. The new rules will also give non-United States individuals and corporations greater ability to invest in United States telecommunications companies, thus increasing the financial and technical resources potentially available to existing and potential competitors as well as Covista.

Long Distance Market

          The long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants. Covista competes against various national and regional long distance carriers, including both facilities-based providers and switchless resellers offering essentially the same services as Covista. In addition, significant competition is expected to be provided by ILECs including RBOCs. Recently, Verizon, the RBOC for Covista's region, has been authorized to provide long distance services in certain states. Covista's success will depend upon its ability to provide high-quality services at prices competitive with, or lower than, those charged by its competitors. In addition, a high level of customer attrition or "churn" has characterized the long distance industry. Such attrition is attributable to a variety of factors, including initiatives of competitors as they engage in advertising campaigns, marketing programs, and provide cash payments or other incentives. End users are often not obligated to purchase any minimum usage amount and can discontinue service without penalty at any time. Covista's revenue has been, and is expected to continue to be, affected by churn.

          Tier I providers and other carriers have implemented new price plans aimed at residential customers with significantly simplified rate structures, which may have the impact of lowering overall long distance prices. There can also be no assurance that long distance carriers will not make similar offerings available to the small to medium-sized businesses, which Covista primarily serves. While Covista believes that small and medium-sized business customers are not aggressively targeted by large long distance providers, such as the Tier I providers, there can be no assurance that Covista's customers and potential customers will not be targeted by these or other providers in the future. Additional pricing pressure may come from IP transport, which is a developing use of packet-switched technology which can transmit voice communications at a cost which may be below that of traditional circuit-switched long distance service. While IP transport is not yet available in all areas, its use requires the dialing of additional digits. While the service has generally produced sound quality inferior to traditional long distance service, it could eventually be perceived as a substitute for traditional long distance service. This, in turn, could put further pricing pressure on long distance rates. Any reduction in long distance prices may have a material adverse effect on Covista's business, financial condition and results of operations.

          Some of Covista's principal competitors are also major suppliers of services to Covista. Covista both links its switching equipment with transmission facilities and services purchased or leased from these suppliers, and also resells services obtained from these suppliers. There can be no assurance that these suppliers will continue to offer services to Covista at competitive rates or on attractive terms, if at all, and any failure to do so could have a material adverse effect on Covista.

Seasonal Nature of Business

          Company's business is not seasonal.

Patents, Trademarks, Licenses, etc.

          Company does not hold any material patents, franchises or concessions.

                             GOVERNMENT REGULATIONS

Overview

          Covista's services are subject to regulation by federal, state and local governmental agencies. The FCC exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory agencies retain jurisdiction over carriers' facilities and services to the extent they are used to originate or terminate intrastate communications. Municipalities and other local government agencies may require carriers to obtain licenses or franchises regulating use of public rights-of-way necessary to install and operate their networks. The networks are also subject to numerous local regulations such as building codes, franchises, and rights of way licensing requirements. Many of the regulations issued by these regulatory bodies may be subject to judicial review, the results of which Covista is unable to predict.

Federal Regulations - The 1996 Act

          Statutory Requirements. The 1996 Act requires all LECs (including ILECs and CLECs, (i) not to prohibit or unduly restrict resale of their services; (ii) to provide local number portability; (iii) to provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listings; (iv) to afford access to poles, ducts, conduits, and rights-of-way; and (v) to establish reciprocal compensation arrangements for the transport and termination of local telecommunications traffic. It also requires ILECs to negotiate local interconnection agreements in good faith and to provide interconnection (a) for the transmission and routing of telephone exchange service and exchange access, (b) at any technically feasible point within the ILEC's network, (c) which is at least equal in quality to that provided by the ILEC to itself, its affiliates, or any other party to which the ILEC provides interconnection, and (d) at rates and terms and conditions which are just, reasonable and nondiscriminatory. ILECs also are required under the 1996 Act to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, to offer their local telephone services for resale at wholesale rates, and to facilitate colocation of equipment necessary for competitors to interconnect with or access Unbundled Network Elements ("UNEs").

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

          The 1996 Act also granted important regulatory relief to industry segments which compete with CLECs. ILECs were given substantial new pricing flexibility. RBOCs also were granted new rights to provide certain cable TV services. Inter Exchange Carriers ("IXCs") were permitted to construct their own local facilities and/or resell local services. State laws may no longer require CATVs to obtain a franchise before offering telecommunications services nor permit CATVs' franchise fees to be based on their telecommunications revenue. In addition, under the 1996 Communications Act, all utility holding companies are permitted to diversify into telecommunications services through separate subsidiaries.

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

The U.S. Supreme Court affirmed the authority of the FCC to establish rules governing interconnection. Covista believes that additional disputes regarding interconnection issues and other related FCC actions are likely. In particular, the Supreme Court remanded to the FCC issues regarding what UNEs the FCC will require ILECs to make available to competitors. In November 1999, the FCC released a decision modifying the list of UNEs which all ILECs must offer to other carriers. The Eighth Circuit decisions and their reversal by the Supreme Court continue to cause uncertainty about the rules governing the pricing, terms and conditions of interconnection agreements. The Supreme Court's ruling and further proceedings on remand (either at the Eighth Circuit or the FCC) may affect the scope of the PUCs' and PSCs' authority to conduct arbitration proceedings or to implement or enforce interconnection agreements. The ruling could also result in new or additional rules being promulgated by the FCC. Given the ongoing uncertainty surrounding the effect of the Eighth Circuit decisions and the decision of the Supreme Court reversing them, Covista may not be able to obtain or enforce interconnection terms acceptable to it or that are consistent with its business plans.

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

          o Tariffs. As a non-dominant carrier, Covista may install and operate facilities for the transmission of domestic interstate communications without prior FCC authorization. Services of non-dominant carriers have been subject to relatively limited regulation by the FCC, primarily consisting of the filing of tariffs and periodic reports. However, non-dominant carriers like Covista must offer interstate services on a nondiscriminatory basis, at just and reasonable rates, and remain subject to FCC complaint procedures. With the exception of informational tariffs for operator-assisted services and tariffs for interexchange casual calling services, the FCC has ruled that IXCs must cancel their tariffs for domestic interstate interexchange services. Tariffs continue to be required for international services. Pursuant to these FCC requirements, Covista has filed and maintains tariffs for its interstate services with the FCC. All of the interstate access and retail "basis" services (as defined by the FCC) provided by Covista are described therein. "Enhanced" services (as defined by the FCC) need not be tariffed. Covista believes that its proposed enhanced voice and Internet services are "enhanced" services which need not be tariffed. However, the FCC is reexamining the "enhanced" definition as it relates to IP transport and Covista cannot predict whether the FCC will change the classification of such services.

          o International Services. Non-dominant carriers such as Covista are required to obtain FCC authorization pursuant to Section 214 of the Communications Act and file tariffs before providing international communication services. Covista has obtained authority from the FCC to engage in business as a resale and facilities-based international carrier to provide voice and data communications services between United States and all foreign points.

          o ILEC Price Cap Regulation Reform. In 1991, the FCC replaced traditional rate of return regulation for large ILECs with price cap regulation. Under price caps, ILECs can raise prices for certain services by only a small percentage each year. In addition, there are constraints on the pricing of ILEC services which are competitive with those of CLECs. In September 1995, the FCC proposed a three-stage plan which would substantially reduce ILEC price cap regulation as local markets become increasingly competitive and, ultimately, would result in granting ILECs nondominant status. Adoption of the FCC's proposal to reduce significantly its regulation of ILEC pricing would significantly enhance the ability of ILECs to compete against Covista and could have a material adverse effect on Covista. The FCC released an order in December 1996 that adopted certain of these proposals, including the elimination of the lower service band index limits on price reductions within the access service category. The FCC's December 1996 order also eased the requirements necessary for the introduction of new services by ILECs. In May 1997, the FCC took further action updating and reforming its price cap plan for the ILECs. Among other things, the changes require price cap ILECs to reduce their price cap indices by 6.5 percent annually, less an adjustment for inflation. The FCC also eliminated rules that require ILECs earning more than certain specified rates of return to "share" portions of the excess with their access customers during the next year in the form of lower access rates. In August, 1999, the FCC again took action designed to grant greater flexibility to price cap LECs as competition develops. These reforms should facilitate the removal of services from price cap regulation as competition develops in the marketplace. The order granted immediate pricing flexibility to price cap LECs in the form of streamlined introduction of new services, geographic deaveraging of rates for services in the trunking basket, and removal, upon implementation of toll dialing parity, of certain interstate interexchange services from price cap regulation. These actions could have a significant impact on the interstate access prices charged by the ILECs with which Covista expects to compete.

          o Access Charges. Over the past several years, the FCC has granted ILECs significant flexibility in their pricing of interstate special and switched access services. Under this pricing scheme, ILECs may establish pricing zones based on access traffic density and charge different prices for each zone. Covista anticipates that this pricing flexibility should result in ILECs lowering their prices in high traffic density areas, the probable area of competition with Covista. Covista also anticipates that the FCC will grant ILECs increasing pricing flexibility as the number of interconnections and competitors increases. In May, 1997, the FCC took action to reform the current interstate access charge system. The FCC adopted an order which makes various reforms to existing rate structures for interstate access designed to move access charges, over time, to more economically efficient rate levels and structures. The FCC recently granted LECs additional pricing flexibility. As such, the carriers may offer volume discounts which may benefit larger long distance carriers.

               The FCC has also implemented changes in interstate access rules that result in restructuring of the access charge system and changes in access charge rate levels. As of January 1998, access charges incurred by Covista are being passed on to end users. In May 1999, the U.S. Court of Appeals (D.C. Circuit) sent the access rate formula back to the FCC for further explanation regarding how certain factors were calculated. These and related actions may change access rates. If the formula is upheld, and access rates are reduced, the result will be a lower cost of providing long distance service, especially to business customers. The impact of these new changes will not be known until they are fully implemented over the next several years. In a related proceeding, the FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like Covista pay fees calculated as a percentage of revenue to support these goals. The full implications of these changes remains uncertain and subject to change.

          o PICC. As part of Access Reform mandated in the Telecommunications Act of 1996, beginning in 1998, local phone companies were permitted to assess the Pre-subscribed Interexchange Carrier Charge, also known as "PICC." The "PICC" is a monthly per line cost charged by the local telephone company to every long distance carrier for each customer phone line that is pre-subscribed to that carrier. PICC charges are billed to the end users.

          o Universal Service Reform. In May, 1997, the FCC released an order which reforms the current system of interstate universal service support and implements the universal service provisions of the 1996 Act. The FCC established a set of policies and rules designed to ensure that low-income consumers and consumers who live in rural, insular and high-cost areas receive a defined set of local telecommunications services at affordable rates. This was to be accomplished in part through expansion of direct consumer subsidy programs and in part by ensuring that rural, small and high-cost LECs continue to receive universal service subsidy support. The FCC also created new programs to subsidize connection of telecommunications networks to eligible schools, libraries and rural health care providers. These programs were to be funded by assessment of eligible revenue of nearly all providers of interstate telecommunications carriers, including Covista.

               Covista, like other telecommunications carriers providing interstate telecommunications services, is required to contribute a portion of its end-user telecommunications revenue to fund universal service programs. These contributions became due beginning in 1998 for all providers of interstate telecommunications services. Such contributions were to be assessed based on intrastate, interstate and international end user telecommunications revenue. Contribution factors vary quarterly and carriers, including Covista, are billed each month. In addition, many state regulatory agencies have instituted proceedings to revise state universal fund contribution requirements which will vary from state to state. Recently, the U.S. Court of Appeals for the Fifth Circuit rejected the FCC's effort to base contributions in part on intrastate revenues. The FCC's universal service program may be altered as a result of appeals, agency reconsideration of its actions, or future Congressional legislation.

               Pursuant to the Universal Service Order, all carriers are required to submit a Universal Service Fund worksheet. Covista has filed its Universal Service Fund worksheet. The amounts remitted to the Universal Service Fund are billed to Covista's customers. Covista is eligible to qualify as a recipient of universal service support if it elects to provide facilities-based service to areas designated for universal service support and if it complies with federal and state regulatory requirements to be an eligible telecommunications carrier.

               In October, 1999 the FCC adopted a new high-cost universal service support mechanism for non-rural carriers. The new mechanism is based on the forward-looking costs of providing supported services as determined by the Commission's cost model. The forward-looking support mechanism provides support to non-rural carriers in those states that have a statewide average forward-looking cost per line greater than the national benchmark, which is set at 135 percent of the national average forward-looking cost per line. The FCC's decisions regarding universal service could have a significant impact on future operations of Covista.

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

State Regulation

               Some states in which Covista operates are considering legislation which could impede efforts by new entrants in the local services market to compete effectively with ILECs. However, Covista does not have any intention to pursue the local services market.

Compliance with Environmental Provisions

          Company believes that it complies in all material respects with current pertinent federal, state, and local provisions relating to the protection of the environment and does not believe that continued compliance would require any material capital expenditure.

Subsequent Events

          A joint proxy statement/prospectus dated January 9, 2002 and mailed to stockholders on or about January 11, 2002 detailed a merger agreement between Covista and Capsule Communications, Inc. which had been approved by the Covista and Capsule boards of directors. Capsule is a telecommunications carrier providing local and long-distance telephone communications services primarily to small- and medium-size business customers as well as residential customers utilizing its own equipment. Capsule provides inbound long-distance services and local resale services as well as other telecommunications services including calling cards, cellular, paging, Internet service, dedicated access, data services, and carrier termination services. Capsule uses its own switch located in Philadelphia to originate, transport and terminate calls for customers generally located in the Mid-Atlantic region and in California. For calls originating or terminating outside its own network, Capsule resells services provided by other long-distance companies. Capsule is the successor corporation to US Wats, Inc. During the scheduled annual meeting of stockholders on February 8, 2002, the merger was approved by the requisite vote of stockholders of Covista and Capsule. The merger was consummated on February 8,2002.

          On February 12, 2002, Covista announced a reduction in force of 26% of its New York/New Jersey workforce related to a reduction in revenue due to the decline in the wholesale market and the World Trade Center attack of September 11, 2001 and the move of operations to Tennessee.

                                    PERSONNEL

          As of the April 15, 2002, Covista and its subsidiaries employed 243 full-time and part-time employees in its long distance telecommunication business, of whom 20 were engaged in sales activities, 82 in customer service and support, 52 in technical and field services, 22 in data processing, and 67 in general and administrative activities. Covista also utilizes the services of approximately 950 independent sales agents. Covista considers its relations with its employees to be satisfactory.

ITEM 2. Properties

          On November 15, 1993, and December 28, 1993, Covista entered into leases for an aggregate of approximately 3,500 square feet of space at 744 Broad Street, Newark, New Jersey, for its switching equipment. The lease ran from January 1, 1994 through December 31, 1998, with an option to renew the lease through August 31, 2002, which has been exercised. The annual rental of $63,200 also requires the tenant to pay a proportionate share of any increase in the "Consumer Price Index", U. S. City Average over the base year. Covista does not have plans to renew the lease and the switching components are to be relocated to another site.

          On February 22, 1994, Covista entered into a lease, subsequently modified on April 15, 1994, for approximately 17,700 square feet of space at 150 Clove Road, Little Falls, New Jersey to be used as sales, executive and administrative offices. The lease provided for a rent holiday until July, 1995, after which the annual rental would be approximately $360,000. The lease is for five years and ten months and has been amended by a second lease modification agreement dated February 9, 1995 whereby Covista leased approximately 6,700 additional square feet of space at the same location at an additional annual rental of $121,707 for the first four years and $138,154 for the next year and two months. The modified agreement also extended the term of the existing lease for an additional two years to August 14, 2002 at a then annual rental of $563,000. The lease requires the payment of the tenant's proportionate share of operating expenses and real estate tax increases over the base year. There are two five year renewal options. There are no plans to exercise renewal options.

          On January 30, 1997, Covista entered into a third modification of its lease for approximately 16,640 square feet of additional office space at its existing facility at 150 Clove Road, Little Falls, New Jersey. The annual rental on the additional space was $357,760 per annum from July 1, 1997 through February 14, 1998, is $366,800 per annum from February 15, 1998 through August 14, 2000, and will be $384,820 per annum from August 15, 2000 through August 14, 2002. In addition, Covista is obligated for its proportionate share of increases in real estate taxes and operating expenses over the base year. There are two five year renewal options, requiring nine months' prior notice. There are no plans to exercise the renewal options. Covista plans to move the existing office staff to a smaller location in the general area of Little Falls, NJ and certain operational units of Covista to Chattanooga, Tennessee.

          On November 1, 1996, Covista entered into a lease for approximately 8,300 square feet of space at 40 Rector Street, New York City, New York, for use as a second switching facility. The term of the lease is for fifteen years and ten months from the date of commencement, which was March 1, 1997. Rental payments are $163,918 per annum for the first five years after commencement, $166,480 per annum for the next five years, and $183,128 per annum for the remaining five years and ten months. The lease requires the payment of the tenant's proportional share of increased operating expenses and real estate taxes over the base year.

          On November 8, 1996, a subsidiary of Covista entered into a lease for approximately 2,300 square feet of office space in New York City, New York at an annual rental of approximately $77,781. The lease commenced February 1, 1997 and is for sixty three (63) months. The lease requires the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year.

          On February 6, 1998, Covista entered into a lease for approximately 5,000 square feet of space at 28 W. Flagler Street, Miami, Florida. The term of the lease is 15 years, commencing February 1, 1998. The annual rental is approximately $116,160, with an annual adjustment based on the Revised Urban Wage Earners and Clerical Workers Index, capped at a maximum of 3% increase over the prior year's rental payment. In addition, Covista is liable for its proportionate share of increases in real estate taxes and operating expenses over the base year. Covista sublet this space on January 1, 2000 for the balance of its term, to another tenant at an annual rate of approximately $116,160, subject to adjustments. The tenant has defaulted on the sublease and Covista is currently considering utilizing the space.

          On September 1, 1998, Covista entered into a five year lease, commencing September 1, 1998 for 3,008 square feet of space at 500 Cypress Creek Road, Fort Lauderdale, Florida. Rental payments were $48,128 per annum from September 1, 1998 to August 31, 1999, $50,554 from September 1, 1999 to August 31, 2000, $53,061 from September 1, 2000 to August 31, 2001, $55,708 from
September 1, 2001 to August 31, 2002 and $58,506 from September 1, 2002 to August 31, 2003. The lease requires the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year. In January, 2000 Covista entered into a modification of the lease whereby the space was reduced to 1,200 square feet. Rental payments have been modified to be $30,300 from February 15, 2000 to February 14, 2001, $33,033 from February 15, 2001 to February 14, 2002, $34,587 from February 15, 2002 to February 14, 2003 and $32,538 from February 15, 2003 to February 14, 2004. Covista has sublet this space to another tenant.

On August 20, 1999, Covista entered into a three year lease, commencing August 20, 1999 for 2,770 square feet of space at 20 Crossways Park North, Woodbury, New York. Rental payments were $62,235 per annum from

October 1, 1999 to August 31, 2000, and are $64,818 from September 1, 2000 to August 31, 2001 and $67,422 from September 1, 2001 to August 31, 2002. The lease requires the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year. Covista has sublet this space to another tenant.

On November 17, 1999, Covista entered into a three year lease, commencing November 17, 1999 for 2,186 square feet of space at One Landmark Square, Stamford, Connecticut. Rental payments were $50,278 per annum from November 17,1999 to November 16,2000, are $51,371 from November 17,2000 to November 16, 2001, and $51,556 from November 17, 2000 to November 16, 2002. There is an option to renew for three years, upon nine months' prior written notice. The lease requires the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year. Covista has sublet this space to another tenant.

On October 11, 1999, Covista entered into a three year lease, commencing October 11,1999 leasing 1,926 square feet of space at 1810 Chapel Avenue West, Cherry Hill, New Jersey. Rental payments are $38,520 per annum from October 11,1999 to October 31,2002. There is an option to renew for three years, upon nine months' prior written notice. The lease requires the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year. Covista has sublet this space to another tenant.

          Covista has entered into a lease agreement for approximately 28,000 square feet of office space in Chattanooga, Tennessee, with Henry G. Luken III Chairman of the Board and a principal shareholder of Covista. The term of the lease is for five years beginning September 1, 2001. The lease provides for annual rent of $86,400 from September 1, 2001 to August 30, 2002; $115,200 from September 1, 2002 to August 30, 2003; $144,000 from September 1, 2003 to August 30, 2004, with the last two years to be $144,000 annually adjusted for the Consumer Price Index. Covista believes that such premises are leased on terms not less favorable than an arm's length transaction.

ITEM 3. Pending Legal Proceedings

          There are no pending legal proceedings that could be expected to have a material adverse effect on Covista.

ITEM 4. Submission of Matters to a Vote of Security Holders

          A joint proxy statement/prospectus dated January 9, 2002 and mailed to stockholders on or about January 11, 2002 detailed a merger agreement between Covista and Capsule Communications, Inc. which had been approved by the Covista and Capsule boards of directors. During the scheduled annual meeting of stockholders on February 8, 2002, the merger was approved by the requisite vote of stockholders of Covista and Capsule. The merger was consummated on February 8,2002. Other matters presented to stockholders included election of eight directors of Covista , adoption of the 2001 Equity Incentive Plan, and to ratify the selection of Deloitte & Touche LLP as independent auditors of Covista for the fiscal year ending January 31, 2002.

                                     PART II

ITEM 5. Market for Company's Common Stock and Related Security Holder Matters

Common Stock

          Covista's authorized capital stock consists solely of 50,000,000 shares of Common Stock. Holders of Covista's Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor. Each holder of Common Stock is entitled to one vote for each share held. There is no right to cumulative voting. Upon liquidation, dissolution, or winding up of Covista, the holders of Common Stock are entitled to receive a pro rata share of all assets available for distribution to stockholders. The Common Stock has no pre-emptive or other subscription rights, and there are no conversion or redemption rights with respect to such shares.

          Effective on July 15, 1998, Covista distributed 4,207,887 shares of Common Stock in connection with a 2-for-1 stock split of all outstanding shares as of June 30, 1998. As of the date of this report, there were 12,636,949 shares of Common Stock issued and outstanding, held by 840 persons, as reported by Covista's transfer agent.

Price Range of the Common Stock

          Covista's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System under the Symbol CVST. The following table sets forth, for the quarterly fiscal periods indicated, the high and low closing sales prices for Covista's Common Stock in such market, as reported by the National Association of Securities Dealers, Inc.

FISCAL 2002                         HIGH     LOW
-----------                        ------   ------
February 1, 2001 thru April 30     $6.188   $1.547

May 1 thru July 31                   7.25     3.25

August 1 thru October 31            10.25     4.50

November 1 thru January 31, 2002    10.25     5.62

FISCAL 2001                         HIGH     LOW
-----------                        ------   ------
February 1, 2000 thru April 30      15.00   9.1875

May 1 thru July 31                 12.375     6.00

August 1 thru October 31             9.50    3.625

November 1 thru January 31, 2001   4.9375    0.625

          Covista has not paid or declared any cash dividends during the past two fiscal years and does not anticipate paying any in the foreseeable future.

ITEM 6. Selected Financial Data

                                            (In thousands except per share amounts)

                                                    Year ended January 31,
                                    -------------------------------------------------------
RESULTS OF OPERATIONS:                2002          2001       2000       1999       1998
                                    --------      --------   --------   --------   --------
Net sales                           $ 95,313      $133,230   $139,760   $137,283   $123,286

Net (Loss) earnings                 $(11,970)     $ (8,629)  $ (9,414)  $ (3,418)  $  1,094

Weighted average
 common shares
    outstanding (a)

  Basic                               10,204         7,324      7,069      6,818      6,213

  Diluted                             10,204         7,324      7,069      6,818      6,842

(Loss) earnings per common and
    common equivalent shares

Basic (Loss) earnings per share     $  (1.17)     $  (1.18)  $  (1.33)  $  (0.50)  $   0.18

Diluted (Loss) earnings per share   $  (1.17)     $  (1.18)  $  (1.33)  $  (0.50)  $   0.16

Cash dividends per
    common share                        None          None       None       None       None

Additions to property
    & equipment                     $  5,465      $  3,227   $  3,019   $  4,727   $  3,268

Depreciation and
    amortization                    $  4,569      $  3,578   $  2,985   $  2,785   $  2,028

FINANCIAL POSITION:

Working Capital                     $(11,327)     $ (7,734)  $  1,222   $  1,261   $  7,936

Property and equipment - net        $ 12,490      $ 13,021   $ 13,317   $ 14,473   $ 12,406

Total assets                        $ 31,257      $ 39,097   $ 45,184   $ 45,692   $ 40,245

Long-term debt                      $  4,400(b)   $    382   $    997   $  1,566   $  2,092

Shareholders' Equity                $  1,569      $  5,777   $ 14,007   $ 16,442   $ 18,598

Common shares
    outstanding (a)                   10,849         7,969      7,944      7,605      6,679

(a) All per share amounts have been restated to reflect the 2 for 1 stock split distributed July 1, 1998.

(b) $4,400,000 consists of a note from Covistas' Chairman of the Board which is planned to be converted to an equity position (see ITEM 13).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion is presented to assist in assessing the changes in financial condition and performance of Covista for the fiscal years ended January 31, 2000 (Fiscal 2000) and January 31, 2001 (Fiscal 2001) and January 31, 2002 (Fiscal 2002). The following information should be read in conjunction with the financial statements and related notes and other detailed information regarding Covista included elsewhere in this report and should not be construed to imply management's belief that the results, causes or trends presented will necessarily continue in the future. Certain information contained below and elsewhere in this annual report, including information with respect to Covista's plans and strategy for its business, are "forward-looking statements."

Recent Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Covista does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements, beyond the cessation of goodwill amortization on future business combinations. As of January 31, 2002 Covista has no Goodwill recorded on its books.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective February 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires Covista to complete a transitional goodwill impairment test six months from the date of adoption. Covista is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets", which is effective February 1, 2002. SFAS 144 replaces the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value, less cost to sell, whether included in continuing operations or in discontinued operations. Covista is currently assessing but has not yet determined the impact of SFAS 144 on its financial position and results of operations.

                              RESULTS OF OPERATIONS

                     FISCAL 2002 AS COMPARED TO FISCAL 2001

Revenues

          Net sales of telecommunications services for the fiscal year ended January 31, 2002 were approximately $95,313,000, a decrease of approximately $37,917,000 or 28.5% from the approximately $133,230,000 of net sales in Fiscal 2001. These revenues were comprised of retail sales of approximately $47,424,000 and wholesale sales of approximately $47,889,000. Covista billed approximately 1,075,758,000 minutes in Fiscal 2002 as compared to approximately 1,255,437,000 minutes in Fiscal 2001, a decrease of 179,678,000 minutes or 14.3%.

          Net retail sales for Fiscal 2002 were approximately $47,424,000, a decrease of approximately $6,063,000, or 11.3% from the approximately $53,487,000 billed in Fiscal 2001. Retail billed minutes were approximately 618,546,000, an increase of approximately 18,165,000 minutes or 3%, over the retail minutes of approximately 600,381,000 billed in Fiscal 2001. The average price per minute decreased approximately 17.3% as the industry continued to experience decreased price per minute of usage. Covista does not foresee that this trend in pricing will abate in the near future.

          Net wholesale (carrier) sales for Fiscal 2002 were approximately $47,889,000, a decrease of approximately $31,854,000 or 39.9% from the approximately $79,743,000 billed in Fiscal 2001. Billed wholesale minutes amounted to approximately 457,211,000, a decrease of approximately 197,844,000 minutes or 30.2% from the billed wholesale minutes of approximately 655,055,000 billed in Fiscal 2001. The sales mix continued to move toward higher priced international traffic from the lower priced domestic traffic. International carrier traffic decreased 162,049,000 minutes or approximately 29.1% to approximately 395,619,000 minutes. Domestic minutes decreased approximately 35,794,000 or approximately 36.8% to approximately 61,592,000 minutes. The average wholesale price per minute fell 16% due to continuing competition in the industry, a trend, which Covista believes, will continue.

Cost of Sales

          Cost of sales consists of access fees, line installation expenses, switch expenses, Network Operating Center ("NOC" ) expenses, network depreciation, transport expenses, and local and long-distance expenses. Cost of sales for Fiscal 2002 was approximately $76,476,000, a decrease of approximately $39,583,000 or 34.1% from the approximately $116,059,000 of cost of sales in Fiscal 2001. Included in cost of sales are direct line costs, usage charges and the direct costs of Covista's switches and NOC. The decrease in cost of sales was primarily due to the decrease in lower margin wholesale volume of approximately $24,401,000; a decrease in technician salary, wages and fringe benefits of approximately $46,000; decreased consulting expense of approximately $174,000 an improvement in rates obtained from vendors of approximately $15,298,000 ; other net savings in the NOC and switches of approximately $123,000; an increase in depreciation expense resulting from upgrades to the switches of approximately $130,000; an increase in equipment rental resulting from a switch sale/leaseback agreement in the amount of approximately $329,000; and the effect of the access charge settlement recorded in Fiscal 2001.

Selling, General and Administrative:

          Selling, general and administrative (S, G & A) expenses are comprised of selling and marketing costs, and general and administrative costs. S, G & A expenses for Fiscal 2002 increased to approximately $30,987,000, an increase of approximately $4,083,000 or 15.2% from the approximate $26,903,000 in Fiscal 2001. This increase was primarily due to increases in salary, wages and benefits due to the new residential service and call center being established in Tennessee of approximately $412,000; a $570,000 severance accrual established for New York/New Jersey staff reductions taking place in fiscal 2003; an increase in marketing cost related to new residential service of approximately $177,000; and increase in general office expense of approximately $272,000; an increase in bad debt expense of $2,758,000 due to the write off of a portion of certain carrier receivables; an increase in depreciation and amortization due to amortization of customer lists (from customer lists acquired from Blink Data Corporation) of approximately $731,000; and an increase in travel and entertainment of approximately $98,000. These increases were offset by reductions in commissions due to decreased sales volume of approximately $497,000; decreases in selling expense of approximately $90,000; and a decrease in professional fees and consulting of $252,000.

Stock Compensation Expense

          Stock compensation expenses for Fiscal 2002 decreased to approximately $12,000, a decrease of approximately $255,000, or 95.5%, from the approximately $267,000 charged in Fiscal 2001. The decrease is due to a majority of stock grants being fully vested.

Other Income and Expense

          Total other income, net for Fiscal 2002 increased approximately $88,000. The components of other income and expense are interest expense, interest income and other items. Interest income decreased approximately $8,000; interest expense increased approximately $137,000; and gains on sales of securities increased approximately $232,000 .

Net Loss

          The net loss for Fiscal 2002 of approximately $11,970,000 represents an increase in net loss of approximately $3,340,000 over the net loss of approximately $8,629,000 reported in Fiscal 2001, based on the explanations of changes above.

                              RESULTS OF OPERATIONS

                     FISCAL 2001 AS COMPARED TO FISCAL 2000

Revenues

          Net sales of telecommunications services and systems for the fiscal year ended January 31, 2001 were approximately $133,230,000, a decrease of approximately $6,530,000 or 4.7% from the approximately $139,760,000 of net sales in Fiscal 2000. These revenues were comprised of retail sales of approximately $53,487,000 and wholesale sales of approximately $79,743,000. Covista billed approximately 1,255,437,000 minutes in Fiscal 2001 as compared to approximately 1,242,942,000 minutes in Fiscal 2000, an increase of 12,495,000 minutes or 1.0%.

          Net retail sales for Fiscal 2001 were approximately $53,487,000, a decrease of approximately $15,536,000, or 22.5% from the approximately $69,023,000 billed in Fiscal 2000. Retail billed minutes were approximately 600,381,000, a decrease of approximately 80,333,000 minutes or 11.8%, from the retail minutes of approximately 680,714,000 billed in Fiscal 2000. The average price per minute has decreased approximately 13.8% as the industry continues to experience decreased price per minute of usage. Covista does not foresee that this trend in pricing will abate in the near future.

          Net wholesale (carrier) sales for Fiscal 2001 were approximately $79,743,000, an increase of approximately $9,006,000 or 12.7% over the approximately $70,737,000 billed in Fiscal 2000. Billed wholesale minutes amounted to approximately 655,055,000, an increase of approximately 92,828,000 minutes or 16.5% over the billed wholesale minutes of approximately 562,227,000 billed in Fiscal 2000. The sales mix continued to move toward higher priced international traffic from the lower priced domestic traffic. International carrier traffic increased 177,976,000 minutes or approximately 46.9% to approximately 557,669,000 minutes. Domestic minutes decreased approximately 85,149,000 or approximately 46.6% to approximately 97,387,000 minutes. The average wholesale price per minute fell 4.1% due to continuing competition in the industry, a trend, which Covista believes, will continue.

Cost of Sales

          Cost of sales consists of access fees, line installation expenses, switch expenses, NOC expenses, network depreciation, transport expenses, and local and long-distance expenses. Cost of sales for Fiscal 2001 was approximately $116,059,000, an increase of approximately $3,265,000 or 2.9% over the approximately $112,794,000 of cost of sales in Fiscal 2000. Included in cost of sales are direct line costs, usage charges and the direct costs of Covista's switches and NOC. The increase in cost of sales was primarily due to the increase in lower margin wholesale volume of approximately $10,319,000; increases in salary, wages and fringe benefits of approximately $881,000; increased consulting expense of approximately $178,000, and an increase in depreciation expense resulting from upgrades to the switches of approximately $239,000. This was offset by the reduced volume of retail traffic amounting to approximately $5,297,000; an improvement in cost rates obtained from vendors of approximately $2,924,000 and other net savings in the NOC and switches of approximately $131,000.

Access Charge Settlement:

          In the second quarter of the fiscal year ended January 31, 2001, Covista received a cash payment of $1,264,483 from certain Bell Companies in settlement of a class action suit, to which Covista was a party, filed in 1992 relating to alleged overcharges by those companies. The settlement concluded the class action with the Bell Companies. Covista's portion of the settlement was not determined until the second quarter of the fiscal year. The cash payment was recorded as a separate line item as a reduction of costs and expenses in the quarter ended July 31, 2000.

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

Restructuring Expense

          In Fiscal 2000, approximately $319,000 of a prior accrual for restructuring expenses was reversed. This amount included an approximately $97,000 reduction in the severance accrual; a reduction of approximately $20,000 for fringe benefits and an approximately $202,000 reduction in the accrual on the Fort Lauderdale lease, due to revisions in the lease. There were no charges to restructuring expense in Fiscal 2001; however, Covista settled, for approximately $12,000, the balance on the lease in Fort Lauderdale, Florida, which was charged against accrued restructuring costs.

Stock Compensation Expense

          Stock compensation expenses for Fiscal 2001 increased to approximately $267,000, an increase of approximately $63,000, or 30.9%, from the approximately $204,000 charged in Fiscal 2000. The increase is due to having fewer cancellations of certain restricted stock grants to employees in the current year over the prior year.

Other Compensation

          On September 21, 1999, Covista entered into an agreement with Warren Feldman, the then Chairman of the Board of Directors and a shareholder of Covista. As part of this agreement, a lump sum payment in the then amount of $900,000 was made to Mr. Feldman in settlement of his employment agreement. Covista paid $650,000 and Mr. Walt Anderson, a major shareholder, paid $250,000. Mr. Feldman's Employment Agreement was to have been in effect until December 31, 2001. Covista expensed $900,000 in Fiscal 2000 with $250,000 being accounted for as a capital contribution.

          Simultaneously, Revision LLC and Mr. Walt Anderson ("Revision/Anderson") and Covista entered into Put Option agreements with Warren Feldman, Sol Feldman ("the Feldmans") and Leon Genet, ("Genet") a director of Covista. These Put Option agreements allowed the Feldmans and Genet the right to sell their shares of Covista to Revision/Anderson at a price of $16.00 per share and obligated Revision/Anderson to purchase the shares during an exercise period beginning on December 11, 1999 and ending on February 10, 2000. Revision/Anderson purchased the shares under the put option agreements prior to the expiration, with the exception of 100,778 shares still held by the Feldmans. Covista had no obligation to purchase any shares from the Feldmans or Genet. The closing market price of Covista's shares on September 21, 1999, the date of the agreements, was $12.25, and the total number of shares covered by the agreements was 1,208,137. Using a binomial valuation model with an interest rate of 5% and a volatility rate of 50%, the fair value of the Put Option agreements was determined to be $4.03 per share or $4,870,554. Covista accounted for this non-cash transaction as a charge to expense and a credit to paid-in capital during Fiscal 2000.

Other Income and Expense

          Total other income and expense for Fiscal 2001 increased approximately $135,000. The components of other income and expense are interest expense, interest income and other items. Interest income increased approximately $52,000; interest expense decreased approximately $42,000; and approximately $41,000 in insurance claims were received.

Net Loss

          The net loss for Fiscal 2001 of approximately $8,629,000 represents a decrease in net loss of approximately $785,000 from the net loss of approximately $9,414,000 reported in Fiscal 2000, based on the explanation of changes above.

                        LIQUIDITY AND CAPITAL RESOURCES

Working Capital

          At January 31, 2002, Covista had negative working capital of approximately $11,327,000 as compared to approximately $7,734,000 at January 31, 2001, an increased working capital deficit of approximately $3,593,000. The decrease in working capital in Fiscal 2002 was primarily attributable to a reduction in cash of approximately $1,313,000; a reduction in investments of approximately $97,000; a reduction in accounts receivable of approximately $9,361,000; an increase in prepaid expenses of approximately $149,000; an increase in allowance for doubtful accounts of approximately $912,000; and an increase in accrued liabilities of approximately $1,600,000. Also affecting working capital were an increase in notes receivable of approximately $500,000 from Capsule Communications Inc.; a reduction in accounts payables of approximately $8,495,000; a decrease in accrued salaries and wages of approximately $313,000; and a decrease in current portion of long term debt of $234,000. The current ratio of 0.5 to 1, decreased from the 0.8 to 1 ratio at the end of Fiscal 2001.

          On February 21, 2002, Covista announced that on February 20, 2002, its Board of Directors had approved the private sale of additional Common Stock of up to $12,500,000. The investment will include a cash infusion of $4,800,000 for debt or common stock, contribution of $3,300,000 of fixed assets for debt or common stock and the conversion of all existing long-term debt to Common Stock at the rate of $5.00 per share, which was the closing price for the Common Stock on the date authorized by the Board. The commitment for funding for the investment and the conversion of the indebtedness is anticipated to come primarily from the current Chairman of Covista's Board or his designee's and is subject to shareholder's approval at the next Annual Meeting, or a special meeting of Shareholders to be convened for such purpose. As of May 14, 2002, $2,600,000 of cash was received from the Chairman of Covista's Board in exchange for debt. Finally, the Company is planning to obtain a line of credit from a bank. If such line of credit is not obtained, the Chairman of the Board has committed to loaning $2 million to the Company through at least the second quarter of fiscal 2004.

Cash Flow Statement

          The cash flow statement of Covista for Fiscal 2002 indicated a decrease in cash and cash equivalents of approximately $1,313,000. Non-cash adjustments (depreciation, amortization, reserve for bad debt, non-cash compensation expense, and gain on investments,) of approximately $9,697,000 and net changes in assets and liabilities of approximately $1,690,000 added back to the net loss of approximately $11,970,000 resulted in net cash used by operations of approximately $3,963,000. Cash used in investing activities amounted to approximately $7,477,000, of which approximately $5,465,000 were used for the purchase of capital additions and approximately $56,000 was used for the purchase of additional circuits to build out the network, the proceeds from sale investments of approximately $116,000, a note from Capsule Communications, a related party, of $500,000 and payment for prepaid network capacity of $4,000,000. These additions were partially offset by proceeds from and the sale of fixed assets of approximately $2,338,000. The cash used in financing activities of approximately $10,128,000 consisted primarily of the repayment of bank borrowings of approximately $616,000, offset by cash received from the exercise of stock options of approximately $43,000, proceeds from the issuance of Common Stock of $6,300,000, a note payable to a related party of $4,400,000.

Accounts Receivable

          The Company has entered into offset arrangements with certain customers, who are also vendors, allowing for the ability to offset receivables against the Company's payable balances.

          The retail segment of Covista experience an approximate accounts receivable turnover of 53 days; while the wholesale segment has an accounts receivable turnover of 64 days.

                          CRITICAL ACCOUNTING POLICIES
Revenue Recognition

          The Company's revenues, net of sales discounts, are recognized in the period in which the service is provided, based on the number of minutes of telecommunications traffic carried, and a rate per minute. Access and other service fees charged to customers, typically monthly, are recognized in the period in which service is provided.

Deferred Line Installation Costs

          Deferred line installation costs are costs incurred by the Covista for new facilities and costs incurred for connections from within the Covista's network to the network of other telecommunication suppliers (such as Verizon, MFS, GTE and other carriers). Amortization of these line installation costs is provided using the straight-line method over the contract life of the lines ranging from three to five years.

Long-Lived Assets

          The Company accounts for the impairment of long-lived assets and for long-lived assets to be disposed of by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses annually and when indications of impairment are present. Long-lived assets to be disposed of, if any, are evaluated in relation to the net realizable value. If impairment is indicated, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital. If the carrying value of the asset exceeds the fair value of the asset, the difference will be charged to the results of operations in the period that the impairment occurred. Based on the Company's analysis of future undiscounted cash flows which are in excess of the carrying value of its long-lived assets, there does not appear to be an impairment as of January 31, 2002.

                              CAPITAL EXPENDITURES

          Capital expenditures for Fiscal 2002 totaled approximately $5,465,000, and were financed from funds provided from Covista's working capital, sale and lease back of two switches, and a private sale of equity and a loan. The capital expenditures were used for the addition of the IP network of approximately $168,000; upgrades to Covista's switches and switch sites of approximately $4,439,000; software and hardware upgrades to Covista's computer network of approximately $304,000; and furniture, fixtures and equipment for new sales offices of approximately $511,000, and other furniture and fixtures of $43,000.

          Capital expenditures for Fiscal 2003 are estimated at approximately $5,000,000 and are expected to be financed from funds provided from operations, and a cash infusion of $4,800,000 from a related party of Covista.

Inflation

          Since inflation has slowed in recent years, Covista does not believe that its business has been materially affected by the relatively modest rate of price increases in the economy. However, pressures in the industry to reduce prices, which have impacted Covista in the past, are expected to continue. Also the telecommunications industry has recently experienced the failure of several businesses, some of which are Covista's wholesale customer and suppliers. These failures not only have affected Covista's FY 2002 results, but may impact future results. Covista continues to seek improvements in operations and efficiency through capital expenditures. Expenditures to improve the signaling system, information systems and the local area network are expected to result in operating costs savings, which could partially offset any future cost increases.

                              ENVIRONMENTAL MATTERS

          Covista is not a party to any legal proceedings or the subject of any claim regarding environmental matters generally incidental to its business. In the opinion of Management, compliance with the present environmental protection laws should not have a material adverse effect upon the financial condition of Covista

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

          Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Covista's cash and investments exceed long-term debt; therefore, the exposure to interest rate risk relates primarily to the marketable securities held by Covista. Covista only invests in instruments with high credit quality where a secondary market exists. Covista does not hold any derivatives related to its interest rate exposure. Covista also maintains long-term debt at fixed rates. Due to the nature and amounts of Covista's note payable, an immediate 10% change in interest rates would not have a material effect in Covista's results of operations over the next fiscal year. Covista's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated statements as a whole.

ITEM 8. Financial Statements and Supplementary Data

          The Financial Statements and Supplementary Data are included under
Item 14 of this Report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of Covista

The directors and officers of Covista are as follows:

Name                 Age   Position
----                 ---   --------
Henry G. Luken III    40   Chairman of the Board

A. John Leach, Jr.    38   Director, President, Chief Executive Officer

Kevin Alward          35   Chief Operating Officer and Director

Jay J. Miller         68   Director

Nicholas Merrick      38   Director

Walt Anderson         46   Director

Leon Genet            70   Director

Donald Jones          66   Director

Thomas P. Gunning     64   Treasurer, Secretary and Chief Financial Officer

Covista's directors all serve for one year terms and until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors.

          Henry G. Luken, III was elected a Director of Covista in February, 1999, and Chairman of the Board in February, 2001. Currently, he is President of Mont Lake Properties, Inc., a real estate development firm;a director of Equity Broadcasting Corp., a TV network; a director of ACNTV, a home shopping company selling through TV; Managing Agent of Henry IV LLC, an aircraft sales company. A co-founder of Telco Communications Group inc., he served as Chief Executive Officer and Treasurer from July, 1993 to April, 1996, and Chairman from July, 1993 to October, 1997. Mr. Luken has also served as Chairman of Tel-Labs, Inc., a telecommunications billing firm ("Tel-Labs") since 1991, and as Chairman of Telco Development Group, Inc., a computer systems firm owned by Mr. Luken, since 1987, both of which entities he founded.

          Walt Anderson was elected a Director of Covista in February, 1999, and as Chairman of the Board in November , 1999. He stepped down as Chairman in February, 2001. He has been Manager of Revision LLC from June 1998 to the present; President and Chairman of Entree International Ltd. (Financial Consulting Services) from July, 1997 to the present; Chairman of Capsule Communications, Inc, as of April 2001, Chairman of Teleport UK Ltd. (Satellite Communications) from May, 1996 to the present; Chairman of Espirit Telecom Group plc. (Telecom Services) from October, 1992 to November, 1998 and President and Chairman, Mid Atlantic Telecom (Telecom Services), from May, 1984 to December, 1993. Mr. Anderson is also a director of American Technology Labs (Network Equipment) and Aquarius Holdings Ltd. (Water Transport Systems),

          Leon Genet has served as a Director since October, 1996. For more than the past five years, he has been a partner in Genet Realty, a commercial and industrial real estate brokerage firm. He serves as a member of the National Commerce and Industry Board for the State of Israel Bonds Organization and is a shareholder, director and officer of LPJ Communications, Inc., which has earned commissions from Covista on the same basis as other independent sales representatives. See "Certain Relationships and Related Transactions".

          A. John Leach, Jr. was appointed President and Chief Executive Officer and a Director of Covista on May 18,2000. He had been Senior Vice President of Sales at BTI Telecomm, Inc., from December, 1999 to May, 2000; Senior Vice President of Teleglobe, Inc. from June, 1996 to December, 1999, where he assumed responsibility for US and Canadian commercial sales markets. He was promoted to this position from Senior Vice President of Wholesale and Agent Markets, Telco Communications (a subsidiary of Teleglobe, Inc.) June, 1996 to February, 1999. Prior to that, Mr. Leach was Vice President of Agent Services at BTI Telecomm, from December, 1989 to June, 1996. Regional Sales Manager of Mobilecomm (a Bell South Company) where he started in sales and rose to a Regional Sales Manager position May, 1985 to December, 1989.

          Jay J. Miller, Esq. has served as a Director since 1983. He has been a practicing attorney for more than 35 years in New York. He is Chairman of the Board of AmTrust Pacific Ltd., a New Zealand real estate company. He is also a director of Technology Insurance Company, Inc., a provider of various insurance products to the technology industry, and certain of its affiliates. Mr. Miller has performed legal services on behalf of Covista. See "Certain Relationships and Related Transactions."

          Thomas P. Gunning was appointed Vice President, Secretary / Treasurer of Covista in May 1999. He was appointed Chief Financial Officer in September, 1994 and served in that capacity until May 0f 1999. He was again appointed Chief Financial Officer in May of 2000. He was appointed Secretary of Covista in January of 1995. He has served as Controller of Covista since September, 1992. He is a Certified Public Accountant licensed by the States of New York and New Jersey. From 1989 until joining Covista, Mr. Gunning was the Senior Audit Manager at Rosenberg Selsman & Company, a certified public accounting firm. From 1976 to 1989, he was Chief Financial Officer of Flyfaire, Incorporated, a travel wholesale operator. Prior to such time, Mr. Gunning held various positions in both public and private accounting firms.

          Donald Jones recently retired from his position as Senior Vice President for Chapter Services of the American Red Cross, for which he worked since 1991. Prior to joining the Red Cross, Mr. Jones was Deputy Assistant Secretary of Defense for Military Manpower and Personnel Policy. Mr. Jones served in the United States Army for over 35 years and retired in 1991 with the permanent rank of Lieutenant General.

          Nicholas Merrick currently serves as President of Mt Vernon Investments, LLC, an investment company, which he has served as President since January 2002. Mr. Merrick served as Senior Vice President and Chief Financial Officer of Telergy, Inc., a high-speed fiber optic communications network company, from May, 2000 to July, 2001. Telergy filed for reorganization under the bankruptcy laws in October 2001 and is currently in the process of liquidation. Prior to joining Telergy, Mr. Merrick was Chief Executive Officer of Up2 Technologies, Inc. and Executive Vice President of Excel Communications, each of which is a subsidiary of Teleglobe, Inc. (global communications, e-business services), from 1998 until 2000. From 1996 to 1997, he was Vice President and Chief Financial Officer of Telco Communications Group, Inc., and from 1985 to 1996, he was Vice President of Corporate Finance at the Robinson-Humphrey Company, Inc. and Managing Director of R-H Capital Partners.

          Kevin A. Alward was appointed Chief Operating Officer of Covista on March 29, 2001 and was elected a director of Covista on July 17, 2001. He had previously served TotalTel USA as President and Chief Operating Officer from 1994 to 1998, when he left the company to become President of North America for Destia Communications, Inc. (formerly known as Econophone, Inc.) and its successor bymerger, Viatel, Inc. In April 2000, he co-founded Blink Data Corp., a telecommunications and data services provider headquartered in northern New Jersey, where he was President and Chief Executive Officer until his return to Covista.

Board of Directors

          Covista's Board of Directors currently consists of eight persons, two of whom are members of management and six of whom are non-management directors. During the fiscal year ended January 31, 2002, the Board held two meetings, each of which was attended by 80% of the directors then serving.

          Covista's Board of Directors has Audit and Compensation Committees, but does not have a Nominating Committee or a committee performing a similar function. The Audit Committee currently consists of three non-management directors, Messrs. Nicholas Merrick, Donald Jones and Leon Genet. The Committee reviews, analyzes and may make recommendations to the Board of Directors with respect to Covista's financial statements and controls. The Committee has met and intends to meet from time to time with Covista's independent public accountants to monitor their activities. The Compensation Committee consists of Messrs. Henry Luken and Jay J. Miller and is charged with reviewing and recommending the compensation and benefits payable to Covista's senior executives. Mr. Leach is an ex-officio member of both the Compensation and Audit Committees.

          (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 11. Executive Compensation

The following table sets forth the compensation which Covista paid during the fiscal years ended January 31, 2002, 2001 and 2000 to its Chief Executive Officer and to each executive officer of Covista or person performing similar functions whose aggregate remuneration exceeded $100,000, during Covista's fiscal year ended January 31, 2001 (the "Named Executives").

Summary Compensation Table

Name and          Fiscal Year     Annual Compensation            Other        Compensation
Principal           Ended       ----------------------           Annual           Awards         All Other
Position          January 31    Salary ($)   Bonus ($)      Compensation($)    Options (1)   Compensation ($)
---------------   -----------   ----------   ---------      ---------------   ------------   ----------------
John Leach            2002       $300,000     $400,000(3)         $0                            $ 5,250(4)
President and         2001       $210,000     $      0            $0                            $15,346(5)
Chief Executive
Officer (2)

Thomas P              2002       $155,000     $ 15,000            $0                            $11,085(6)
Gunning               2001       $147,360     $      0            $0                            $11,427(7)
Vice President,       2000       $140,000     $      0            $0                            $11,179(8)
Treasurer
and Secretary

Kevin Alward          2002       $235,577     $104,167            $0                            $ 3,567(9)
Chief Operating
Officer

--------------------------------------------------------------------------------

(1)  See Option Grant Table below.

(2) Mr. Leach joined Covista on May 18, 2000. See part (e) for a discussion of Mr. Leach's employment agreement

(3) The amount shown includes $250,000 in bonus due to Mr. Leach from 05/01/00 to 04/30/01 but not paid until FY 2002.

(4) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $5,250.

(5) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $346 and $15,000 in reimbursement for certain relocation expenses.

(6) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $4,505; Covista company auto expenses of $1,780; and Covista's group major medical benefit of $4,800.

(7) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $4,460, $2,167 for the use of a Company's vehicle for non-business purposes and $4,800 for term life insurance premiums.

(8) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $4,200, $2,179 for the use of a Company's vehicle for non-business purposes and $4,800 for term life insurance premiums.

(9) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $3,567.

          Compensation Pursuant to Plans

          In October, 1996, adopted its 1996 Stock Option Plan and in February, 2000,adopted its 1999 Equity Incentive Plan, and in February, 2002 adopted its 2001 Equity Incentive Plan (the "Option Plans"). The Option Plans provide that certain options granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code, while non-qualified options may also be granted under the Option Plans. Incentive stock options may be granted only to employees of Covista, while non-qualified options may be granted to non-executive directors, consultants and others as well as employees.

          The Option Plans may be administered by the Compensation Committee of Covista's Board of Directors. Covista has reserved 600,000 shares of Common Stock under the 1996 Option Plan and 750,000 shares of Common Stock under its 1999 Equity Incentive Plan, and 900,000 under its 2001 Equity Incentive Plan for issuance to employees, officers, directors and consultants of Covista.

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

          Options under the Option Plans must be granted within 10 years from the effective date of the respective Option Plan. Incentive stock options granted under the Option Plans cannot be exercised later than 10 years from the date of grant. Options granted under the Option Plans permit payment of the exercise price in cash or by delivery to Covista of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no additional investment other than his original shares.

          Any option which expires unexercised or that terminates upon an employee's ceasing to be employed by Covista become available again for issuance under the Option Plans.

          For further information related to stock option plans, refer to Item 9 in the Notes to the Consolidated Financial Statements.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                              Potential Realizable
                                                                                                Value At Assumed
                                                                                                 Rates of Stock
                                                                                                Appreciation  For
                    Number of Securities   % of Total Option/SARs                                Option Term
                    Underlying Options/    Granted to Employees in   Exercise   Expiration    --------------------
Name                  SARs Granted(#)          Fiscal Year            Price        Date          5%          10%
-----------------   --------------------   -----------------------   --------   -----------   --------    --------
A. John Leach             288,000(1)               18.5%               $2.00    Feb 1, 2006   $124,132    $267,322
Kevin Alward              250,000                  16.1%               $2.00    Mar 30,2006   $107,753    $232,050
Thomas P. Gunning          25,000                   1.3%               $2.00    Feb 1, 2006   $  8,620    $ 18,564
Thomas P. Gunning          12,000                   3.2%               $5.65    Feb 1, 2006   $ 60,881    $131,108

--------------------------------------------------------------------------------

(1) Stock option granted under the 1996 Stock Option Plan. Vesting in six equal semi-annual installments, commencing six months from the date of grant.

          The following table sets forth information concerning each exercise of a stock option during Covista's fiscal year ended January 31, 2002 each of the Named Executives, and the number and value of unexercised options granted by Covista held by each of the Named Executives on January 31, 2002

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-End Option Values

                                                                 Number of Securities          Value of Unexercised
                                                               Underlying Unexercised        In-the Money Options/SARs
                    Shares Acquired                        Options/SARs at Fiscal Year End      at Fiscal Year End
Name                  on Exercise     Value Realized ($)       Exercisable/Unexercisable      Exercisable/Unexercisable
-----------------   ---------------   ------------------   -------------------------------   --------------------------
Thomas P. Gunning        16,500            $111,285             18,500/18,500                     $110,159/$110,159


          Compensation of Directors

          For the fiscal year ended January 31, 2002, each director who was not an employee of Covista was entitled to receive a director's fee of $15,000 per year, and to be reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings. However, Messrs. Anderson and Luken waived the right to receive such compensation.

          Employment Contracts, Termination of Employment and Change of Control Arrangements

          As Covista's Chief Executive Officer, Mr. Leach has a three-year employment agreement with Covista effective as of May 18, 2000, pursuant to which Mr. Leach was paid base salary at the rate of $300,000 per annum during fiscal 2001. Pursuant to this agreement, Mr. Leach was also entitled to receive a signing bonus in the amount of $25,000 to cover relocation and other expenses, but to date Mr. Leach has been paid only $15,000 of this amount. Mr. Leach is also entitled to receive an annual bonus in an amount not to exceed 100 percent of his then effective base salary, based upon Mr. Leach's attainment of annual revenue and earnings targets as well as management goals set by the Board of Directors. Mr. Leach was guaranteed a minimum bonus payment of $150,000 during the first year of this agreement.

          In connection with his appointment as Chief Executive Officer of Covista, Mr. Leach was granted an option under Covista's 1996 Stock Option Plan to purchase 288,000 shares of Covista Common Stock. The option granted to Mr. Leach was scheduled to vest over a period of three years, in six equal semi-annual installments, the first of which commenced on November 18, 2000. The exercise price for the option was $14.25 and was based on the fair market value of the Covista Common Stock on the date of the grant, and the options expire after ten years. According to the agreement, in the event that the Covista Common Stock does not close at or above $14.25 for at least 20 consecutive trading days between May 18, 2000 and May 18, 2001, a new exercise price would be calculated based on the average closing price of the Covista Common Stock for the 40 trading days prior to May 18, 2001. In lieu of adjusting the exercise price of Mr. Leach's options in the manner provided in his employment agreement, on February 1, 2001 Covista granted to Mr. Leach an option to purchase 288,000 shares of Covista Common Stock, vesting over a period of three years, in six equal semi-annual installments, the first of which commenced on August 1, 2001. The exercise price for the option is $2.00 per share and is based on the fair market value of the Covista Common Stock on the date of grant. The option expires after a term of ten years.

          In the event of a "change of control" of Covista, as defined in his employment agreement, Mr. Leach's stock option, and similar benefits, if any, shall be deemed to vest in full on the effective date of such change of control. Pursuant to the agreement, a "change of control" shall be deemed to occur if:
(i) any "person" or "group" (as such terms are used in Sections 3, 3(a), 9 and 13(d) of the Securities Exchange Act of 1934, as amended (the "Act")) other than Walt Anderson, Revision LLC or any of their respective affiliates becomes a beneficial owner (as such term is used in the rules promulgated under the Act), directly or indirectly, of securities of Covista representing 50 percent or more of the combined voting power of Covista's then outstanding securities; (ii) a change in "control" of Covista (as such term is defined in Rule 12b-2) shall have occurred; (iii) the majority of the Board of Directors, as such entire Board of Directors was composed as of May 18, 2000, no longer serve as directors of Covista, except that there shall not be counted toward such majority who no longer serve as directors Mr. Leach or any director who ceased to serve either prior to the date of the change in control, for any reason, or at any other time due to voluntary resignation (other than in connection with an event described in (iv) or (v) below), death, disability or termination for cause; (iv) the stockholders of Covista approve a plan of complete liquidation of Covista or an agreement for the sale or disposition by Covista of all or substantially all of Covista's assets; or (v) the stockholders of Covista approve a merger or consolidation of Covista with any other company, other than a merger or consolidation which would result in the combined voting power of Covista's voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50 percent of the combined voting power of the voting securities of Covista or such surviving entity outstanding immediately after such merger or consolidation; provided, however, that no change in control shall be deemed to have occurred in any plan of liquidation, sale of assets, merger or consolidation provided in (iv) and (v) above is not consummated. In addition, any transaction involving a leveraged buyout or other acquisition of Covista which would otherwise constitute a change in control, in which Mr. Leach participates in the surviving or successor entity (other than solely as an employee or consultant) will not constitute a change in control.

          As Covista's Chief Operating Officer, Mr. Alward has a two-year employment agreement effective as of March 29, 2001, pursuant to which Mr. Alward is paid an annual base salary of $250,000. Pursuant to this agreement, Mr. Alward received a signing bonus in the amount of $24,000. Mr. Alward is also entitled to receive an annual bonus in an amount not to exceed 100 percent of his then effective base salary, based upon Covista's attainment of annual revenue and earnings targets as well as management goals set by the Board of Directors. Mr. Alward's agreement provides that he shall receive the same percentage bonus as Mr. Leach. Mr. Alward is guaranteed a minimum bonus payment of $125,000 for each year of this agreement.

          In connection with his appointment as Chief Operating Officer of Covista, Mr. Alward was granted an option under Covista's 2001 Equity Incentive Plan to purchase 250,000 shares of Covista Common Stock. The option granted to Mr. Alward vests over a period of five years, in ten equal semi-annual installments, the first of which commenced on September 29, 2001. The exercise price for the option is $2.00.

          In the event of a "change of control" of Covista, as defined in his employment agreement, Mr. Alward's stock option, and similar benefits, if any, shall be deemed to vest in full on the effective date of such change of control. Mr. Alward's employment agreement defines "change of control" in the same manner as Mr. Leach's employment agreement, as described above.

Compensation Committee Interlocks and Insider Participation

          Jay J. Miller, a director of Covista, provided various legal services for Covista during fiscal 2002. In fiscal 2002, Covista paid $144,574 to Mr. Miller for services rendered and accrued during fiscal 2002. As of February 22, 2002, Covista had invoices payable to Mr. Miller totaling $179,316. Covista believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to Covista than could have been obtained from an unrelated third party.

Report on Executive Compensation

          The following report describes the policies pursuant to which compensation was paid to executive officers of Covista for performance during the fiscal year ended January 31, 2002.

          Compensation Philosophy and Approach. Generally, Covista seeks to attract, retain and motivate its executive officers through a combination of base salary, incentive awards based upon individual performance and stock option awards under The Covista Communications, Inc. 2001 Equity Incentive Plan and otherwise. The Board of Directors believes that a substantial portion of the aggregate annual compensation of each executive officer should be influenced by the performance of Covista and the individual contribution of the executive officer.

          Base Salaries. The Board of Directors believes that the base salaries of Covista's executive officers for fiscal 2001 were generally below those for other comparable positions within the telecommunications service industry and similar industries. However, Covista places significant emphasis on incentive awards and stock option grants as a means of motivating and rewarding its management. The Board of Directors believes that this strategy provides optimal incentives for management to create long-term stockholder value.

          Incentive Compensation Payments. In addition to base pay, some of Covista's senior executives (including its Chief Executive Officer) are eligible to receive bonuses and stock option awards. Bonuses and stock options may be awarded, based upon the individual performance of each executive officer at the sole discretion of the Board of Directors. During the Fiscal Year 2002 John Leach received a cash bonus of $400,000 of which $250,000 was payable to Mr. Leach for the period May 1, 2000 to April 30, 2001 but not paid until FY 2002; Kevin Alward received a bonus of $104,167; and Thomas Gunning received a bonus of $15,000. Stock option grants made to the Named Executive Officers during fiscal 2002 are described in "Option/SAR Grants in Last Fiscal Year."

          Compensation of the Chief Executive Officer. The compensation policies applicable to Covista's Chief Executive Officer are similar to those applicable to Covista's other executive officers. Mr. Leach has a three-year employment agreement with Covista effective as of May 18, 2000, pursuant to which Mr. Leach was paid base salary at the rate of $300,000 per annum during fiscal 2001. Pursuant to this agreement, Mr. Leach was also entitled to receive a signing bonus in the amount of $25,000 to cover relocation and other expenses, but to date Mr. Leach has been paid only $15,000 of this amount. Mr. Leach is also entitled to receive an annual bonus in an amount not to exceed 100 percent of his then effective base salary, based upon Mr. Leach's attainment of annual revenue and earning targets, as well as management goals set by the Board of Directors. Mr. Leach was guaranteed a minimum bonus payment of $150,000 during the first year of this agreement.

(THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

Stock Performance Chart

The following chart graphs the performance of the cumulative total return to Covista's stockholders (stock price appreciation), assuming the reinvestment of dividends, during the previous five years in comparison to returns of the NASDAQ Stock Market (U.S.) Index and a peer group index. The chart assumes $100 was invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year in Covista Common Stock, the NASDAQ Stock Market (U.S.) Index and the peer group. The peer group index used is the NASDAQ Telecommunications Stock Index (the "Peer Group").

                          COVISTA COMMUNICATIONS, INC.

                   [Graph]
        Covista     NASDAQ    Peer Group
1997   100         100         100
1998   167.1429    117.9882    152.0086
1999   205.7143    184.644     272.488
2000   168.5714    288.5172    419.5372
2001    17.14286   202.0496    224.9893
2002    79.42857   141.907     100.9326

The stock price performance depicted in the above graph is not necessarily indicative of future price performance.

                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners. The following table sets forth the beneficial ownership of Covista's Common Stock as of April 30, 2002 by each person or group known by Covista to be the beneficial owner of five percent or more of the outstanding shares of Covista Common Stock. Unless otherwise indicated, each such person (alone or with family members) has sole voting and dispositive power with respect to the shares listed opposite such person's name.

                                                                  Percentage
Name and Address                        Amount and Nature of          of
Of Beneficial Owner                     Beneficial Ownership(1)    Class(2)
-------------------------------------   -----------------------   ----------

Kevin A. Alward                               1,255,779(3)            9.9%
182 Powell Road
Allendale, NJ 07401

Walt Anderson                                 2,023,125(4)           16.1%
2000 L Street, N.W., #202
Washington, DC 20036

Warren Feldman                                1,119,578(5)            8.9%
45A Samworth Road
Clifton, NJ 07012

Foundation for the International
Non-Governmental Development of Space           923,844(6)            7.3%
1023 31st  Street NW
Suite 300
Washington, DC 20007

Henry G. Luken, III                           4,531,133(7)           35.9%
400 Fairway Lane
Soddy Daisy, TN 37379

(1) Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of Covista's knowledge. Shares of Covista Common Stock subject to options that are currently exercisable or exercisable within 60 days of December 11, 2001 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Based on 10,819,405 shares outstanding.

(3) Includes 25,000 shares of Covista Common Stock issuable to Mr. Alward under presently exercisable options. Also includes 186,516 shares of Covista Common Stock owned by trusts of which Mr. Alward's minor children are beneficiaries, as to which Mr. Alward disclaims beneficial ownership. Based on the Schedule 13D jointly filed by Mr. Alward and certain related entities on November 16, 2001.

(4) Includes 1,297,796 shares of Covista Common Stock owned of record by Revision LLC, a wholly owned subsidiary of Gold & Appel Transfer, S.A., as to all of which shares Mr. Anderson exercises sole voting and dispositive power. Of the 1,297,796 shares owned of record by Revision LLC, 1,179,732 are pledged to Donald A. Burns to secure a loan. Also includes 725,329 shares owned by the Foundation for the International Non-Governmental Development of Space, of which Mr. Anderson is the President and a director, and as to which Mr. Anderson disclaims beneficial ownership. Based on the Schedule 13D/A jointly filed by Walt Anderson, Gold & Appel and Revision on November 19, 2001. Notice has been received from Mr. Burns legal representative that Mr. Anderson is in default of the loan agreement and that Mr. Burns is to exercise his rights as a secured party with respect to the pledged shares.

(5) Includes 300,000 shares of Covista Common Stock owned by The Warren H. Feldman Family L.L.C., as to which shares Mr. Feldman disclaims beneficial ownership. Based on the Schedule 13D/A filed by Mr. Feldman on August 22, 2001.

(6) Of the 923,844 shares of Covista Common Stock owned by the Foundation for the International Non-Governmental Development of Space, 703,529 shares are pledged to Donald A. Burns to secure a loan. Notice has been received from Mr. Burns legal representative that Mr. Anderson is in default of the loan agreement and that Mr. Burns is to exercise his rights as a secured party with respect to the pledged shares.

(7)  Based on the Schedule 13D/A filed by Mr. Luken on April 13, 2001.

Security Ownership of Management. The following table sets forth as of April 30, 2002, information concerning the beneficial ownership of Covista Common Stock by each director, each nominee for election as a director, and each Named Executive, and for all directors, director nominees and executive officers as a group: Percentage Name and Address Amount and Nature of of Of Beneficial Owner Beneficial Ownership(1) Class(2)

                                                                  Percentage
Name and Address                        Amount and Nature of          of
Of Beneficial Owner                     Beneficial Ownership(1)   Class(2)
------------------------------------   ------------------------   ----------

Kevin A. Alward                              1,255,779(3)            10.0%
Walt Anderson                                2,946,969(4)            23.3%
Leon Genet                                      41,120                  *
Thomas P. Gunning                               62,300(5)               *
Donald Jones                                     5,000                  *
A. John Leach, Jr.                             438,000(6)             3.5%
Henry G. Luken, III                          4,531,133(7)            35.9%
Nicholas Merrick                                   100                  *
Jay J. Miller                                   35,400(8)               *
All directors, director nominees and
executive officers as a group
(9 persons)                                  9,328,601(3)-(7)        74.0%

----------
* Less than one percent.

(1) Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of Covista's knowledge. Shares of Covista Common Stock subject to options that are currently exercisable or exercisable within 60 days of December 11, 2001 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Based on 10,819,405 shares outstanding

(3) Includes 25,000 shares of Covista Common Stock issuable to Mr. Alward under presently exercisable options. Also includes 186,516 shares of Covista Common Stock owned by trusts of which Mr. Alward's minor children are beneficiaries, as to which Mr. Alward disclaims beneficial ownership. Based on the Schedule 13D jointly filed by Mr. Alward and certain related entities on November 16, 2001.

(4) Includes 1,297,796 shares of Covista Common Stock owned of record by Revision LLC, a wholly owned subsidiary of Gold & Appel Transfer, S.A., as to all of which shares Mr. Anderson exercises sole voting and dispositive power. Of the 1,297,796 shares owned of record by Revision LLC, 1,179,732 shares are pledged to Donald A. Burns to secure a loan. Covista has received notice from Mr. Burns that the loan is in default and it is Mr. Burns' intention to take ownership of the pledged shares. Also includes 725,329 shares owned by the Foundation for the International Non-Governmental Development of Space, of which Mr. Anderson is the President and a director, and as to which Mr. Anderson disclaims beneficial ownership. Based on the Schedule 13D/A jointly filed by Walt Anderson, Gold & Appel Revision on November 19, 2001.

(5) Includes 37,000 shares of Covista Common Stock issuable to Mr. Gunning under currently exercisable options. Does not include 25,400 shares owned by Mr. Gunnings' spouse.

(6) Includes 192,000 shares of Covista Common Stock issuable to Mr. Leach under currently exercisable options.

(7)  Based on the Schedule 13D/A filed by Mr. Luken on April 13, 2001.

(8) Includes 35,000 shares of Covista Common Stock issuable to Mr. Miller under currently exercisable options.

c)        Changes in Control

          In August, 2000, Walt Anderson and two entities controlled by him, Gold & Appel Transfer, S.A. and Revision LLC, along with FINDS, entered into a Stock Pledge Agreement with Donald A. Burns, which was subsequently amended in October 2000 (as amended, the "Pledge Agreement"). Pursuant to the Pledge Agreement, Revision LLC has pledged 1,179,732 shares of Common Stock, and FINDS has pledged 703,529 shares of Common Stock, to secure a $13,000,000 loan made by Mr. Burns to Mr. Anderson, Gold & Appel Transfer, S.A. and Revision LLC. Such loan is currently in default, and consequently Mr. Burns has voting power with respect to the pledged shares. Were Mr. Burns to foreclose upon the 1,883,261 shares of Common Stock pledged pursuant to the Pledge Agreement, which represent approximately 16% of the outstanding Common Stock, it could result in a change of control of Covista. Gold & Appel has paid back approximately $4,200,000 of principal on this loan from Mr. Burns. The current value of the loan with accrued interest is approximately $9,250,000. Covista has received a notification from Mr. Burns confirming that it is Mr. Burns' intention to take ownership of the pledged shares.

          On February 1, 2001, the Board of Directors of Covista authorized a transaction (the "Stock Issuance Transaction") involving the issuance and sale of a total of 3,500,000 shares of Common Stock to the following three persons (the "Purchasers") in the amounts indicated: Kevin Alward, 1,000,000 shares; A. John Leach, 500,000 shares; and Henry G. Luken, III, 2,000,000 shares. Pursuant to the rules of the NASD, consummation of the Stock Issuance Transaction was subject to the approval of Covista's shareholders because Messrs. Leach and Luken currently were directors and officers of Covista, and, in addition, it was expected that Mr. Alward would become an officer of Covista. The transaction was approved at a special shareholders meeting on March 29, 2001. The stock was issued in April , 2001.

A change in control of Covista may be deemed to have occurred as a result of the foregoing transactions, as Walt Anderson now controls 23.3% of the outstanding Common Stock, and Henry G. Luken III now controls 35.9% of the outstanding Common Stock

ITEM 13. Certain Relationships and Related Transactions

          Jay J. Miller, a Director of Covista, has provided various legal services for Covista during Fiscal 2002. In Fiscal 2002, Covista paid $144,574 to Mr., Miller for services rendered and accrued for in Fiscal 2002. As of January 31, 2002, Covista owed Mr. Miller $179,316. Covista believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to Covista than could have been obtained from an unrelated third party. In February, 2002, Covista granted to Mr. Miller 35,000 non-statuatory shares optionable at $2.00 per share.

          Leon Genet, a Director of Covista, has provided agent services for Covista through his wholly-owned Registrant, LPJ, Inc. During Fiscal 2002, LPJ, Inc. was paid commissions of $93,066. The commissions paid to LPJ, Inc. were computed on the same basis as other independent agents retained by Covista.

          Walt Anderson, a Director of Covista, serves on the Board of Directors' of Capsule Communicationss, as described in ITEM 10. Henry G. Luken III, the Chariman of the Board of Covista is a major stockholder of Capsule Communications. Covista both purchases and sells services from Capsule Communications, Inc. Sales to Capsule in Fiscal 2002 were approximately $615,000. Purchases from Capsule were approximately $660,000. All transactions were based on competitive terms obtained on an arm's length basis. Covista has subsequently merged with Capsule Communications (see Item 1.-Business-Subsequent Events).

          Covista has entered into a lease agreement for 28,000 square feet of office space in Chattanooga, Tennessee, with Henry G. Luken III who is Covista's Chairman of the Board and its principal shareholder. The term of the lease is for five years beginning September 1, 2001. The lease provides for annual rent of $86,400 from September 1, 2001 to August 30, 2002; $115,200 from September 1, 2002 to August 30, 2003; $144,000 from September 1, 2003 to August 30 2004, with the last two years to be $144,000 annually adjusted for the Consumer Price Index. Covista believes that such premises are leased on terms similar to an arm's length transaction.

          On July 2, 2001 , Covista received a loan from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $4,000,000. The loan matures on February 1, 2003 together with accumulated interest at a rate of 7% per annum. The proceeds of the loan were used to purchase a 10-year commitment for approximately 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party. The unaffiliated party has recently filed for Chapter 11 reorganization; however at the time of this filing is continuing to perform under the agreement. Mr. Luken also advanced the company $400,000, the proceeds of which were used for construction of new facilities.

On February 1, 2001, the Board of Directors of the Company, subject to perfunctory shareholder's approval which was obtained on March 29, 2001, authorized the sale of a total of 3,500,000 shares of Common Stock to the following three persons (the "Purchasers") in the amounts indicated: Kevin Alward, 1,000,000 shares; A. John Leach, 500,000 shares; and Henry G. Luken, III, 2,000,000 shares. The purchase price for the Common Stock to be issued to Messrs. Alward, Leach and Luken is $2.00 per share, based on the fair market value of shares at February 2, 2001. The stock sale was consummated in April 2001 with the issuance of 3,150,000 shares of Common Stock. The Board of Directors authorized a decrease of 350,000 shares to be purchased by Mr. Leach.

On February 1, 2001, the Board of Directors of the Company authorized the acquisition of Blink Data Corporation, a telecommunications company, of which Kevin Alward was a principal shareholder, officer and director, for 300,000 shares of the Company's Common Stock valued at the fair market value at March 29, 2001, for total consideration of $900,000. The transaction was completed on March 29, 2001.

On July 24, 2001, the Company issued a note receivable to Capsule Communications, Inc. of which a director and the chairman of the Company are principal shareholders. The note was for a total principal of $200,000 with interest payable of 8 3/4% to be paid no later than July 24, 2002. On August 9, 2001, the Company issued a note receivable to Capsule Communications, Inc. The note was for a total principal of $300,000 with interest payable of 8 3/4% to be paid no later than August 9, 2002.

          On August 31, 2001, Covista entered into a transaction with Applied Financial Corp. an unaffiliated firm involving the sale and leaseback of a telecommunications switch. Covista realized proceeds of approximately $1,250,000 from the sale portion of the transaction, and agreed to lease back the switch for a three-year period at a cost of approximately $420,000 per annum. Henry G. Luken, III provided an unconditional guaranty of Covista's payment obligations to Applied Financial under the lease. Covista did not compensate Mr. Luken for providing such guaranty.

                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

                          COVISTA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

ITEM 14. Exhibits and Financial Statements Schedule Years Ended January 31, 2002, 2001, and 2000


                                      INDEX

          (a) (1) Financial Statements: The following consolidated financial statements of Covista Communications, Inc.. and subsidiaries are included at the end of this Report:

         Consolidated Financial Statements:                            Page
         ----------------------------------                            ----

Independent auditors' report                                           F-1

Consolidated balance sheets - January 31, 2002
         and 2001                                                      F-2

Consolidated statements of loss and
         comprehensive loss  - years
         ended January 31, 2002, 2001 and 2000                         F-3

Consolidated statements of shareholders' equity -
         years ended January 31, 2002, 2001, 2000                      F-4

Consolidated statements of cash flows - years
         ended January 31, 2002, 2001, 2000                            F-5

Notes to consolidated financial statements                             F-7

(a) (2) Supplementary Data Furnished Pursuant to the Requirements of
         FORM 10-K:

Schedule - years ended January 31, 2002, 2001 and 2000

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

                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Covista Communications, Inc.
150 Clove Road
Little Falls, New Jersey 07424

We have audited the accompanying consolidated balance sheets of Covista Communications, Inc. and subsidiaries (the "Company") as of January 31, 2002 and 2001, and the related consolidated statements of loss and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the consolidated financial statement schedule listed in the index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Covista Communications, Inc. and subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
New York, New York
April 26, 2002
(May 14, 2002 as to Note 21b)

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 2002 AND 2001

                                                                                 2002           2001
                                                                             ------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  1,379,038   $  2,691,889
  Investments available for sale                                                  439,773        537,007
  Trade accounts receivable (net of allowance for doubtful
    accounts of ($4,987,130 and $4,075,223 in 2002 and 2001,
    respectively)                                                              10,252,837     20,526,178
  Notes receivable                                                                500,000             --
  Prepaid expenses and other current assets                                     1,373,780      1,225,463
                                                                             ------------   ------------

     Total current assets                                                      13,945,428     24,980,537

Property and equipment, net                                                    12,489,626     13,020,579

Deferred line installation costs (net of accumulated amortization
  of $843,049 and $745,353 in 2002 and 2001, respectively)                        174,785        216,672
Other assets (net of accumulated amortization of $846,452 and $33,761
  In 2002 and 2001, respectively                                                4,646,952        879,614
                                                                             ------------   ------------

                                                                             $ 31,256,791   $ 39,097,402
                                                                             ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                           $ 19,465,274   $ 27,960,046
  Other current and accrued liabilities                                         4,434,795      2,834,557
  Salaries and wages payable                                                      991,012      1,304,818
  Current portion of long-term debt                                               381,405        615,053
                                                                             ------------   ------------

     Total current liabilities                                                 25,272,486     32,714,474
                                                                             ------------   ------------

Other long-term liabilities                                                        15,466        223,788
                                                                             ------------   ------------

Long-term debt                                                                  4,400,000        382,047
                                                                             ------------   ------------

Commitments and contingencies (Note 14)

SHAREHOLDERS' EQUITY:
  Common Stock, par value $.05 per share; authorized 50,000,000
   shares, issued 12,385,757 shares in 2002 and 9,505,824 shares in 2001          619,288        475,291
  Additional paid-in capital                                                   25,650,098     30,016,454
  Accumulated deficit                                                         (23,255,107)   (11,285,519)
                                                                             ------------   ------------

                                                                                3,014,279     19,206,226
  Unearned ESOP shares                                                                 --    (12,225,000)
  Treasury stock-at cost - 1,536,419 shares in 2002 and 2001, respectively     (1,445,440)    (1,445,440)
  Accumulated other comprehensive income                                               --        241,307
                                                                             ------------   ------------

     Total shareholders' equity                                                 1,568,839      5,777,093
                                                                             ------------   ------------

                                                                             $ 31,256,791   $ 39,097,402
                                                                             ============   ============

See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

                                                       2002           2001           2000
                                                   ------------   ------------   ------------
NET SALES                                          $ 95,312,696   $133,230,437   $139,760,497
                                                   ------------   ------------   ------------

COSTS AND EXPENSES:
  Cost of sales                                      76,475,802    116,059,002    112,794,378
  Access charge settlement  (Note 18)                        --     (1,264,483)            --
  Selling, general and administrative (excluding
    stock compensation)                              30,986,877     26,902,962     27,990,145
  Restructuring charge                                       --             --       (318,879)
  Other compensation (Note 12)                               --             --      5,770,554
  Stock compensation                                     12,011        266,565        204,015
                                                   ------------   ------------   ------------

     Total costs and expenses                       107,474,690    141,964,046    146,440,213

OPERATING LOSS                                      (12,161,994)    (8,733,609)    (6,679,716)
                                                   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest income                                       159,996        167,583        115,119
  Other income                                          274,466         41,994          1,105
  Interest expense                                     (242,056)      (105,272)      (147,092)
                                                   ------------   ------------   ------------

     Total other income (expense), net                  192,406        104,305        (30,868)
                                                   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES                            (11,969,588)    (8,629,304)    (6,710,584)
                                                   ------------   ------------   ------------

INCOME TAX PROVISION                                         --             --      2,703,618
                                                   ------------   ------------   ------------

NET LOSS                                            (11,969,588)    (8,629,304)    (9,414,202)
                                                   ------------   ------------   ------------

OTHER COMPREHENSIVE INCOME, NET OF TAX
  Unrealized holding gain                                    --         79,531         61,055
                                                   ------------   ------------    -----------

COMPREHENSIVE LOSS                                 $(11,969,588)  $ (8,549,773)   $(9,353,147)
                                                   ============   ============    ===========

BASIC LOSS PER COMMON SHARE                        $      (1.17)  $      (1.18)   $     (1.33)
                                                   ============   ============    ===========

DILUTED LOSS PER COMMON SHARE                      $      (1.17)  $      (1.18)   $     (1.33)
                                                   ============   ============    ===========

See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

                                                                            Retained
                                                            Additional      Earnings                     Unearned
                                                 Common      Paid-in      (Accumulated     Treasury        ESOP
                                                  Stock      Capital         Deficit)        Stock        Shares
                                                --------   ------------   ------------   -----------   ------------
BALANCE AT JANUARY 31, 1999                     $455,739   $ 22,809,518   $  6,757,987   $(1,456,781)  $(12,225,000)
  Unrealized  holding  gain                           --             --             --            --             --
  Exercise of employee stock options              18,727      1,780,422             --            --             --
  Capital contribution (NOTE 12)                      --        250,000             --            --             --
  Put Agreement (NOTE 12)                             --      4,870,554             --            --             --
  Forfeiture of stock grants                          --                            --        (1,769)            --
  Net loss                                            --             --     (9,414,202)           --             --
                                                --------   ------------   ------------   -----------   ------------
BALANCE AT JANUARY 31, 2000                      474,466     29,710,494     (2,656,215)   (1,458,550)   (12,225,000)
  Unrealized  holding  gain                           --             --             --            --             --
  Exercise of employee stock options / grants        825        135,187             --            --             --
  Issuance of shares for other assets                 --        170,773             --        13,380             --
  Forfeiture of stock grants                          --             --             --          (270)            --
  Net loss                                            --             --     (8,629,304)           --             --
                                                --------   ------------   ------------   -----------   ------------
BALANCE AT JANUARY 31, 2001                      475,291     30,016,454    (11,285,519)   (1,445,440)   (12,225,000)
  Sale of Common Stock                           157,500      6,142,500             --            --             --
  Exercise of employee stock options / grants      1,497         41,944             --            --             --
  Issuance of shares for other assets             15,000        885,000             --            --             --
  Cancellation of ESOP                           (30,000)   (12,195,000)            --            --     12,225,000
  Fully vested Stock Grants                           --        759,200             --            --             --
  Realized gain on sale of investments
  Net loss                                            --             --    (11,969,588)           --             --
                                                --------   ------------   ------------   -----------   ------------
BALANCE AT JANUARY 31, 2002                     $619,288   $ 25,650,098   $(23,255.107)  $(1,445,440)  $         --
                                                ========   ============   ============   ===========   ============


                                                 Accumulated
                                                    Other
                                                Comprehensive
                                                   Income          Total
                                                -------------   ------------
BALANCE AT JANUARY 31, 1999                       $ 100,721     $ 16,442,184
  Unrealized  holding  gain                          61,055           61,055
  Exercise of employee stock options                     --        1,799,149
  Capital contribution (NOTE 12)                         --          250,000
  Put Agreement (NOTE 12)                                --        4,870,554
  Forfeiture of stock grants                             --           (1,769)
  Net loss                                               --       (9,414,202)
                                                  ---------     ------------
BALANCE AT JANUARY 31, 2000                         161,776       14,006,971
  Unrealized  holding  gain                          79,531           79,531
  Exercise of employee stock options / grants            --          136,012
  Issuance of shares for other assets                    --          184,153
  Forfeiture of stock grants                             --             (270)
  Net loss                                               --       (8,629,304)
                                                  ---------     ------------
BALANCE AT JANUARY 31, 2001                         241,307        5,777,093
  Sale of Common Stock                                   --        6,300,000
  Exercise of employee stock options / grants            --           43,441
  Issuance of shares for other assets                    --          900,000
  Cancellation of ESOP                                   --               --
  Fully vested Stock Grants                                          759,200
  Realized gain on sale of investments             (241,307)        (241,307)
  Net loss                                               --      (11,969,588)
                                                  ---------     ------------
BALANCE AT JANUARY 31, 2002                       $      --     $  1,568,839
                                                  =========     ============

See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

                                                                                  2002            2001           2000
                                                                               ------------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(11,969,588)   $(8,629,304)   $(9,414,202)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                                                 4,568,631      3,577,995      2,985,359
    Provision for doubtful accounts                                               5,382,384      2,346,761      1,074,916
    Non-cash stock compensation expense                                              12,011        266,565      5,324,569
    Deferred income taxes                                                                --             --      2,703,618
    Restructuring (credit) charge, net of cash paid                                      --             --       (318,879)
    Loss on disposal of property and equipment                                           --         88,690         16,236
    (Gain) loss on sale of investments                                             (265,733)         5,317             --
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Trade accounts receivable                                                 4,890,957        789,518     (6,004,893)
        Prepaid expenses and other current assets                                   251,683      1,339,568       (305,546)
        Other assets                                                               (164,300)      (293,584)        52,536
    Increase (decrease) in liabilities:
        Accounts payable                                                         (8,494,772)     3,157,678      4,102,224
        Other current and accrued liabilities                                     2,033,621       (558,312)      (110,787)
        Other long-term liabilities                                                (208,322)       (26,744)       (43,968)
                                                                               ------------    -----------    -----------

    Net cash (used in)  provided by operating activities                         (3,963,428)     2,064,148         61,183
                                                                               ------------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net assets acquired in purchase of Blink Data Corporation                          90,402             --             --
  Proceeds from sales and maturities of
    investments available for sale (net)                                            115,529         86,788             --
  Purchases of property and equipment                                            (5,465,329)    (3,227,593)    (3,018,710)
  Proceeds from sale of property and equipment and leaseback transactions         2,338,038          1,975         17,216
  Notes receivable from related party                                              (500,000)            --             --
  Payments for deferred line installation costs                                     (55,809)       (47,621)       (55,232)
  Payments for prepaid network capacity                                          (4,000,000)            --             --
  Collection on notes receivable from employees                                          --             --         45,402
                                                                               ------------    -----------    -----------

           Net cash used in investing activities                                 (7,477,169)    (3,186,451)    (3,011,324)
                                                                               ------------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of Common Stock                                      6,300,000             --             --
  Proceeds from Stock Options exercised                                              43,441          8,437      1,799,149
  Note payable to related party                                                   4,400,000             --             --
  Repayment on bank borrowings                                                     (615,695)      (568,724)      (526,421)
                                                                               ------------    -----------    -----------

           Net cash  provided by (used in) financing activities                  10,127,746       (560,287)     1,272,728
                                                                               ------------    -----------    -----------

                                                                       Continued

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
                                   (Continued)

                                                                                   2002           2001           2000
                                                                               ------------    -----------    -----------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                             $ (1,312,851)   $(1,682,590)   $(1,677,413)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                               2,691,889      4,374,479      6,051,892
                                                                               ------------    -----------    -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                                  $  1,379,038    $ 2,691,889    $ 4,374,479
                                                                               ============    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest                                                                   $    242,056    $   105,272    $   147,092
                                                                               ============    ===========    ===========

    Income taxes                                                               $      1,560    $(1,643,227)   $     3,400
                                                                               ============    ===========    ===========

Non-cash:
    Issuance of treasury stock for customer lists
    included in other assets                                                   $         --    $   184,153    $        --
                                                                               ============    ===========    ===========

Issuance of Common Stock in connection with Blink Data
acquisition for other assets and cash                                          $    900,000    $        --    $        --
                                                                               ============    ===========    ===========

See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS

     Covista Communications, Inc. ("Covista"), and its wholly-owned subsidiaries (collectively, the "Company") operates as a switch based resale common carrier providing twenty-four hour, seven day a week, domestic and international long distance telecommunications service to customers throughout the United States. The Company's principal customers are primarily businesses and other common carriers. On September 15, 2000, the Company changed its name from Total-Tel USA Communications, Inc. to Covista Communications, Inc.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of Covista Communications, Inc. and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

     Revenue Recognition - The Company's revenues, net of sales discounts, are recognized in the period in which the service is provided, based on the number of minutes of telecommunications traffic carried, and a rate per minute. Access and other service fees charged to customers, typically monthly, are recognized in the period in which service is provided.

     Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization is being provided by use of the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease or the useful lives of the asset.

     The estimated useful lives of the principal classes of assets are as follows:

         Classification                    Years

Machinery and equipment                     5-10
Office furniture, fixtures and equipment    7-10
Vehicles                                    3-5
Leasehold improvements                      2-10
Computer equipment and software             5-7

     Deferred Line Installation Costs - The Company defers charges from other common carriers which cover the cost of installing telephone transmission facilities (lines). Amortization of these costs is provided using the straight-line method over the contract life of the lines ranging from three to five years.

     Customer Lists - Customer lists, included in other assets, represents the fair value of the customer base acquired and is being amortized using an accelerated method over a period of 3 years. The carrying value of the customer list is reviewed on a quarterly basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. During fiscal year 2001, the Company acquired a customer list through the issuance of 14,234 shares of treasury stock valued at the fair market value of the Company's Common Stock on the date of the transaction. During fiscal year 2002, the Company acquired a customer list through an acquisition by issuing 300,000 shares of its Common Stock at the fair market value of the Company's Common Stock on the date of the transaction. The excess of the purchase price over the net assets of company acquired were allocated 100% to the customer list.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

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

     Concentrations of Credit Risk - The Company sells its telecommunications services and products primarily to small to medium size businesses and wholesale customers. The Company performs ongoing credit evaluations of both its retail and wholesale customers. The Company generally does not require collateral, however when circumstances warrant, deposits are required. Recent conditions in the telecommunications industry have given rise to an increase in potential doubtful accounts. Allowances are maintained for such potential credit losses. The Company has entered into offset arrangements with certain of its customers, who are also vendors, allowing for the ability to offset receivables against the Company's payables balance.

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

     The carrying values and fair values of financial instruments are as follows:

                                             2002                      2001
                                    Carrying       Fair
                                      Value        Value        Value       Value
Assets:
  Cash and cash equivalents        $1,379,038   $1,379,038   $2,691,889   $2,691,889
  Investments available for sale   $  439,773   $  439,773   $  537,007   $  537,007

Liabilities:
    Debt                           $4,781,405   $4,781,405   $  997,100   $  997,100

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

     Long-Lived Assets - The Company accounts for the impairment of long-lived assets and for long-lived assets to be disposed of by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses annually and when indications of impairment are present. Long-lived assets to be disposed of, if any, are evaluated in relation to the net realizable value. If impairment is indicated, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital. If the carrying value of the asset exceeds the fair value of the asset, the difference will be charged to the results of operations in the period that the impairment occurred.

     Recent Accounting Pronouncements - Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted FAS 133 effective February 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operation, or cash flows of the Company.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Covista does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements, beyond the cessation of goodwill amortization on future business combinations. As of January 31, 2002 Covista has no Goodwill recorded on its books.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective February 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires Covista to complete a transitional goodwill impairment test six months from the date of adoption. Covista is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets", which is effective February 1, 2002. SFAS 144 replaces the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value, less cost to sell, whether included in continuing operations or in discontinued operations. Covista is currently assessing but has not yet determined the impact of SFAS 144 on its financial position and results of operations.

3.   SEGMENT REPORTING

     The Company sells telecommunication services to two distinct segments: a retail segment, consisting primarily of small to medium size businesses within the Northeastern United States, and a wholesale segment, with sales to other telecommunications carriers.

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

     Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                                       Retail       Wholesale       Total
2002
  Net sales                                          $47,423,502   $47,889,194   $ 95,312,696
  Gross margin                                       $18,021,471   $   815,423   $ 18,836,894
  Operating loss                                     $(7,013,376)  $(5,148,618)  $(12,161,994)

2001
  Net sales                                          $53,487,012   $79,743,425   $133,230,437
  Gross margin                                       $13,082,019   $ 5,353,899   $ 18,435,918
  Operating loss                                     $(6,541,566)  $(2,192,043)  $ (8,733,609)

2000
  Net sales                                          $69,023,194   $70,737,303   $139,760,497
  Gross margin                                       $20,712,262   $ 6,253,857   $ 26,966,119
  Operating loss                                     $(3,905,664)  $ 2,996,502   $   (909,162)
  Operating (loss) income after other compensation   $(6,760,900)  $    81,184   $ (6,679,716)

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

4.   INVESTMENT SECURITIES

     Investments available for sale consist of:

                               2002                                     2001
                          Gross Unrealized                         Gross Unrealized
                          ----------------    Market               ----------------    Market
                 Cost       Gain   Loss        Value      Cost        Gain     Loss    Value
               --------     ----   ----      --------   --------    --------   ----   --------
Bond           $ 25,000      $--    $--      $ 25,000   $ 25,000    $     --    $--   $ 25,000
Mutal Funds     414,773       --     --       414,773    200,000          --    $--    200,000
Common Stock         --       --     --            --     70,700     241,307    $--    312,007
               --------      ---    ---      --------   --------    --------    ---   --------

               $439,773      $--    $--      $439,773   $295,700    $241,307    $--   $537,007
               ========      ===    ===      ========   ========    ========    ===   ========

     The deferred tax on the net unrealized gains at January 31, 2002 and 2001 were $0 and $0, respectively; resulting in net amounts of $0 and $241,307 in Accumulated Other Comprehensive Income.

     The bond will mature in 2005.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                     2002           2001
                                                 -----------    -----------
Machinery and equipment                          $17,064,974    $16,429,970
Office furniture, fixtures and equipment           2,672,237      2,755,736
Leasehold improvements                             1,497,811      1,375,200
Vehicles                                             181,256        181,256
Computer equipment and software                    7,325,243      6,881,624
Machinery and equipment in progress                2,102,895         93,339
                                                 -----------    -----------

                                                  30,844,416     27,717,125
Less accumulated depreciation and amortization    18,354,790     14,696,546
                                                 -----------    -----------

                                                 $12,489,626    $13,020,579
                                                 ===========    ===========

     Depreciation and amortization expense related to property and equipment for the years ended January 31, 2002, 2001 and 2000, was $3,658,244,
     $3,433,004, and $2,862,151, respectively.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

6.   INCOME TAXES

     The provision (benefit) for income taxes includes the following:

                        2002   2001      2000
                        ----   ----   ----------
Federal
   Current               $--    $--   $       --
   Deferred               --     --    1,893,850
State income taxes
   Current                --     --           --
   Deferred               --     --      809,768
                         ---    ---   ----------

                         $--    $--   $2,703,618
                         ===    ===   ==========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided against assets that are not likely to be realized.

     The income tax effects of significant items comprising the Company's net deferred tax asset (liability) are as follows:

                                                2002                       2001
                                       Current      Long-term      Current      Long-term
                                     -----------   -----------   -----------   -----------
Deferred tax assets:
   Allowance for doubtful accounts   $ 1,991,860   $        --   $ 1,516,570   $        --
   Accrued compensation expense               --       268,130            --       597,480
   Unamortized lease incentive                --            --            --        89,380
   Accrued expenses                      332,560            --        77,180            --
   Net operating loss carryforward            --    10,877,719            --     6,566,190
   Alternative minimum tax credit                      593,940                     593,940
   Other                                  74,550            --            --            --
                                     -----------   -----------   -----------   -----------

Total gross deferred tax assets        2,398,970    11,739,789     1,593,750     7,846,990
   Less: Valuation allowance          (2,398,970)   (9,530,179)   (1,593,750)   (5,812,790)
                                     -----------   -----------   -----------   -----------
Total net deferred tax asset                  --     2,209,610            --     2,034,200
                                     -----------   -----------   -----------   -----------

Deferred tax liabilities:
   Property and equipment                     --    (2,209,610)           --    (1,937,820)
   Other                                      --            --            --       (96,380)
                                     -----------   -----------   -----------   -----------

Total deferred tax liabilities                --    (2,209,610)           --    (2,034,200)
                                     -----------   -----------   -----------   -----------

Net deferred tax asset (liability)   $        --   $        --   $        --   $        --
                                     ===========   ===========   ===========   ===========

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

     A reconciliation from the U.S. statutory tax rate of 34% to the effective tax rate for income taxes on the consolidated statements of (loss) earnings is as follows:

                                                       2002          2001          2000
                                                    -----------   -----------   -----------
Computed expense at statutory rates                 $(4,069,660)  $(2,933,963)  $(2,281,599)
(Reductions) increase in taxes resulting from:
    Tax exempt interest income                             (550)       (3,140)       (3,320)
    State taxes (benefit), net of federal income
       tax benefit                                     (708,853)     (513,164)     (191,230)
    Put agreement                                            --            --     1,219,549
    Valuation allowance                               4,522,609     3,703,659     3,702,881
    Other                                              (256,454)     (253,392)      257,337
                                                    -----------   -----------   -----------
                                                    $        --   $        --   $ 2,703,618
                                                    ===========   ===========   ===========

     At January 31, 2002, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $24.4 million which will begin to expire in stages in the year 2020, and alternative minimum tax credit carryforwards of approximately $594,000. The alternative minimum tax credit does not expire.

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

     The Company leases warehouse space in Belleville, New Jersey from a partnership in which two of the partners were directors and major shareholders of the Company. Both partners are no longer directors. During the fiscal years ended January 31, 2002, 2001 and 2000, the Company paid rent of $21,530, $49,479 and $62,848, respectively to the partnership. The lease expired on November 30, 1998, and has been renewed subject to termination upon 120-days prior written notice by either party. The lease was amended on August 31, 1999 to provide an annual rate of $47,980. The lease terminated during the fiscal year ending January 31, 2002.

     Covista has entered into a lease agreement for 28,000 square feet of office space in Chattanooga, Tennessee, with Henry G. Luken III who is Covista's Chairman of the Board and its principal shareholder. The term of the lease is for five years beginning September 1, 2001. The lease provides for annual rent of $86,400 from September 1, 2001 to August 30, 2002; $115,200 from September 1, 2002 to August 30, 2003; $144,000 from September 1, 2003 to August 30 2004, with the last two years to be $144,000 annually adjusted for the Consumer Price Index. Covista believes that such premises are leased on terms similar to an arm's length transaction.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

     In July 2001, Covista entered into an approximately $1,245,000 sale and leaseback transaction whereby Covista sold and leased back new and exciting telecommunications switching equipment purchased earlier in the current fiscal year. The equipment was sold for the original purchase price. The term is three years and Covista has an option to repurchase the equipment at fair market value at lease termination. The related lease is being accounted for as an operating lease.

     In November 2001, Covista negotiated another sale and leaseback transaction for a second telecommunications switch for approximately $1,092,700. The lease contract is similar to the first transaction, with a term of three years with an option to repurchase the equipment at fair market value at lease termination. The second lease is also accounted for as an operating lease.

     Future minimum annual rentals on these leases as of January 31, 2002 are as follows:

                      Year ending January 31,
                      2003                        $1,919,281
                      2004                         1,213,050
                      2005                         1,090,740
                      2006                           426,640
                      2007                           366,640
                      2008 and thereafter          1,504,391
                                                  ----------
                                                  $6,520,742
                                                  ==========

     Rental expense for the years ended January 31, 2002, 2001 and 2000 was approximately $2,355,000, $1,500,000, and $1,377,000, respectively.

8.   EMPLOYEE BENEFIT PLANS

     The Company has established a savings incentive plan for substantially all employees of the Company which is qualified under section 401(k) of the Internal Revenue Code. The savings plan provides for contributions to an independent trustee by both the Company and its participating employees. Under the plan, employees may contribute up to 15% of their pretax base pay. The Company matches 50% of the first 6% of participant contributions. Participants vest immediately in their own contributions and over a period of six years for the Company's contributions. Company contributions were approximately $162,000, $95,000, and $125,000, for the years ended January 31, 2002, 2001 and 2000, respectively.

9.   STOCK OPTION PLANS

     The Company has four stock option plans authorizing the granting of either Incentive Stock Options or Nonqualified Stock Options. The 1987 Stock Option Plan (the "1987 Plan") provided for the issuance of an aggregate of not more than 1,329,800 shares of the Company's Common Stock. The 1996 Stock Option Plan (the "1996 Plan") provides for the issuance of an aggregate of not more than 600,000 shares of the Company's Common Stock. The 1999 Equity Incentive Plan (the "1999 Plan") provides for the issuance of an aggregate of not more than 750,000 shares of the Company's Common Stock. The 2001 Equity Incentive Plan (the "2001 Plan") provides for the issuance of an aggregate of not more than 900,000 shares of the Company's Common Stock.

     Incentive Stock Options granted pursuant to the Plans must have an exercise price equal to the fair market value of the Company's Common Stock at the time the option is granted, except that the price shall be at least 110% of the fair market value where the option is granted to an employee who owns more than 10% of the combined voting power of all classes of the Company's voting stock. Nonqualified

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

     Stock Options granted pursuant to the Plans must have an exercise price equal to at least 50% of the fair market value of the Company's Common Stock at the time the option is granted. Incentive Stock Options may be granted only to employees. Nonqualified Stock Options may be granted to employees as well as directors, independent contractors and agents, as determined by the Board of Directors. All options available to be granted under the 1987 Plan were granted prior to September 1, 1997. All options available to be granted under the 1996 Plan, totaling 49,350 at January 31, 2002, must be granted by October 10, 2006. All options available to be granted under the 1999 Plan, totaling 242,667 at January 31, 2002, must be granted by February 23, 2009. All options available to be granted under the 2001 Plan, totaling 47,400 at January 31, 2002, must be granted by February 8, 2012.

     At January 31, 2002, shares under the 2001 Plan had not been registered by the Company. The options currently outstanding have terms that expire between five and ten years from the date of grant and vest over a period of one to four years from the date of the grant.

     On February 23, 2000, the Board of Directors passed a resolution allowing the Company to reprice all outstanding options granted under the 1996 Plan and the 1999 Plan. All outstanding options, approximately 243,000 net of cancellations, which were originally granted at prices ranging from $14.63 to $21.50 per share were repriced to $14.25 per share. Accordingly, the option prices per share and weighted average exercise price in the following 1996 Plan and 1999 Plan tables have been restated to reflect the $14.25 exercise price. All other terms and conditions, including vesting periods remain unchanged. The repriced options are subject to variable plan accounting and as a result there was no income statement effect of these options in the year ended January 31, 2002 and January 31, 2001 due to the decrease in the Company's stock price below the new exercise price.

     On February 1, 2001, 35 employees were given the opportunity to cancel 248,200 options to purchase Common Shares. All 35 agreed to cancel the options. On August 2, 2001 248,200 options to purchase Common Shares were issued at the then closing market price of $5.65 per share.

     Information regarding options under the 1987 Plan is as follows:


                                                                         Weighted
                           Option Price                                  Average
                             Per Share     Outstanding   Exercisable   Exercise Price
                           -------------   -----------   -----------   --------------
January 31, 1999 balance   $0.51 - $4.81     310,000       310,000          $1.77
Exercised                  $0.51 - $4.81    (211,000)     (211,000)         $2.25
                           -------------    --------      --------          -----

January 31, 2000 balance   $0.51 - $1.00      99,000        99,000          $0.75
Exercised                  $        0.51     (16,500)      (16,500)         $0.51
                           -------------    --------      --------          -----

January 31, 2001 balance   $0.51 - $1.00      82,500        82,500          $0.80
Exercised                  $        1.00     (16,500)      (16,500)         $1.00
Cancelled                  $0.51 - $1.00     (66,000)      (66,000)         $0.80
                           -------------    --------      --------          -----
January 31, 2002 balance              --          --            --          $  --
                           =============    ========      ========          =====

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

     Information regarding options under the 1996 Plan is as follows:

                                                                            Weighted
                             Option Price                                   Average
                              Per Share      Outstanding   Exercisable   Exercise Price
                           ---------------   -----------   -----------   --------------
January 31, 1999 balance   $ 7.25 - $14.25     342,100       175,000         $10.99
Granted                             $14.25     261,500            --         $14.25
Became Exercisable                  $14.25          --        87,683         $14.25
Exercised                  $ 7.25 - $14.25    (165,500)     (165,500)        $ 7.90
Cancelled                  $ 7.25 - $14.25     (94,100)           --         $14.25
                           ---------------    --------      --------         ------

January 31, 2000 balance   $10.00 - $14.25     344,000        97,183         $14.06
Became Exercisable                  $14.25          --        18,184         $14.25
Cancelled                           $14.25    (259,600)      (64,000)        $14.25
                           ---------------    --------      --------         ------

January 31, 2001 balance   $10.00 - $14.25      84,400        51,367         $13.50
Granted                             $ 2.00     523,000            --         $ 2.00
Became Exercisable                  $ 2.00          --       101,000         $ 2.00
Cancelled                  $ 2.00 - $14.25    (259,400)      (51,367)        $ 5.74
Exercised                           $ 2.00      (5,000)       (5,000)        $ 2.00
                           ---------------    --------      --------         ------

January 31, 2002 balance            $ 2.00     343,000        96,000         $ 2.00
                           ===============    ========      ========         ======

     Information regarding options under the 1999 Plan is as follows:

                                                                           Weighted
                            Option Price                                   Average
                             Per Share      Outstanding   Exercisable   Exercise Price
                           --------------   -----------   -----------   --------------
January 31, 1999 balance           $   --          --            --         $   --
Granted                            $14.25     684,500            --         $14.25
Became Exercisable                 $14.25          --        48,000         $14.25
Cancelled                          $14.25    (163,500)                      $14.25
                           --------------    --------       -------         ------

January 31, 2000 balance           $14.25     521,000        48,000         $14.25
Granted                            $14.25     365,100            --         $14.25
Became Exercisable                 $14.25          --        92,375         $14.25
Cancelled                          $14.25    (372,600)      (48,000)        $14.25
                           --------------    --------       -------         ------

January 31, 2001 balance           $14.25     513,500        92,375         $14.25
Granted                    $2.00 - $ 7.00     558,400            --         $ 3.76
Became Exercisable         $2.00 - $ 3.50          --         8,433         $ 2.02
Cancelled                  $3.00 - $14.25    (573,000)      (89,175)        $12.93
Exercised                  $2.00 - $ 3.50      (8,433)       (8,433)        $ 2.02
                           --------------    ---------      -------         ------

January 31, 2002 balance   $2.00 - $14.25     490,467         3,200         $ 4.00
                           ==============    =========      =======         ======

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

     Information regarding options under the 2001 Plan is as follows:

                                                                       Weighted
                           Option Price                                Average
                             Per Share     Outstanding   Exercisable   Exercise
                           -------------   -----------   -----------   --------
January 31, 2001 balance   $          --          --            --       $  --
Granted                    $2.00 - $6.71     855,500            --       $4.02
Became Exercisable         $2.00 - $5.65          --       213,899       $4.26
Cancelled                  $        5.65      (2,900)           --       $5.65
                           -------------     -------       -------       -----

January 31, 2002 balance   $2.00 - $6.71     852,600       213,899       $4.02
                           =============     =======       =======       =====

     The following table summarizes information about options outstanding as of January 31, 2002 under the 1987, 1996, 1999 and 2001 Plans:

                     Options Outstanding                  Options Exercisable

                                  Average     Weighted                 Weighted
                    Number of    Remaining     Average    Number of     Average
   Range of          Shares     Contractual   Exercise     Shares      Exercise
exercise prices   outstanding      Life        Price     outstanding    Price
---------------   -----------   -----------   --------   -----------   ---------

 $ 2.00 - $7.00    1,672,867       5.23        $ 3.52      309,899      $ 3.56
 $7.01 - $14.25       13,200       3.07        $14.25        3,200      $14.25

     The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's plans been determined based on the fair value at the grant date for awards in the fiscal years ended January 31, 2002, 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share would have been $10,837,464, $1.06 and $1.06 for 2002; $8,886,465, $1.23 and $1.23 for 2001; $10,068,538,
     $1.43 and $1.43 for 2000.

     The fair value of the option grants is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001, and 2000: dividend yield of 0.00% for the three years; expected volatility of 165.18%, 62.23% and 46.11%, respectively; risk-free interest rate of 6.47%, 7.85% and 6.02% respectively; and expected lives of 3 to 5 years for each of the three years.

10.  STOCK GRANTS

     The Company, at the discretion of the Board of Directors, has awarded from time to time to management personnel shares of its Common Stock at par value. These shares vest over a period of three to five years. The Company awarded 0 shares, 0 shares, and 1,000 shares of its Common Stock and recorded compensation expense of $ 12,011, $266,565, and $204,015 for the years ended January 31, 2002, 2001 and 2000, respectively.

     Shares cancelled by the Company due to termination or resignation of the recipients for the years ended January 31, 2002, 2001 and 2000 totaled 0, 4,000 and 35,383 respectively, which amounts have been excluded from the above compensation expense.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

11.  LONG-TERM DEBT

     On July 2, 2001 , Covista received a loan from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $4,000,000. The loan matures on February 1, 2003 together with accumulated interest at a rate of 8% per annum. The proceeds of the loan were used to purchase a 10-year commitment for approximately 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party. This prepaid network capacity is included in prepaid expenses (current portion of $400,000) and other assets (long term portion of $3,600,000, net of current year amortization of $233,000). The cost will be amortized to operations based upon the greater of capacity use or straight line over the term of the agreement. The unaffiliated party has recently filed for Chapter 11 reorganization; however at the time of this filing is continuing to perform under the agreement. Mr. Luken also advanced the Company, $400,000, the proceeds of which were used for construction of new facilities. The agreement calls for interest to be accrued at a rate of 8% per annum. The total balance of the liability is $4,400,000 plus accrued interest at January 31, 2002. (see Note 21b)

     As of January 31, 2002, Covista owes a remaining balance of $381,405 loan payable to a New Jersey bank, all of which is classified as current. The interest rate on the term loan is 7.71% and is payable the scheduled monthly installments of $55,923. The term loan requires the Company to meet certain covenants. The term loan is collateralized by certain of the Company's machinery and equipment. At January 31, 2002, the Company was not in compliance with these covenants.

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

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

     For the fiscal year ended January 31, 2000, amounts aggregating approximately $1,797,000 applied against the accrual consisted of approximately $1,280,000 for the write down of the Miami switch, approximately $99,000 for the line installation costs, approximately $51,000 for payments made on the Fort Lauderdale lease, approximately $327,000 for severance payments and approximately $40,000 for payments made to shut down the U.K. operation. Additionally, an aggregate of approximately $319,000 which is reflected as a credit through the restructuring charge line in the fiscal 2000 consolidated financial statements consisted of approximately $97,000 reduction in the severence accrual, approximately $20,000 for the reduction of the fringe benefit accrual and $202,000 reduction in the accrual on the Fort Lauderdale lease, due to revisions in the lease. The salvageable components of the switch were relocated to the Company's New York City switch in the third quarter of fiscal 2000. After restructuring charges incurred, the balance in the reserve at January 31, 2000, of approximately $12,000, consisted of the settlement of the lease in Fort Lauderdale, Florida.

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

The reconciliation of the loss and common shares included in the computation of basic loss per common share and diluted loss per common share for the years ended January 31, 2002, 2001 and 2000 is as follows:

---------------------------------------------------------------------------------------------------
                                     2002                                     2001
---------------------------------------------------------------------------------------------------
                     Loss           Shares      Per Share      Loss           Shares      Per Share
                  (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
---------------------------------------------------------------------------------------------------
Net Loss         $(11,969,588)                              $(8,629,304)
                 ------------                               -----------
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Basic Loss
 Per share:       (11,969,588)    10,203,610     $(1.17)     (8,629,304)    7,324,085       $(1.18)
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Effect of
 dilutive
 securities:
 Stock options
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Diluted loss
 per share       $(11,969,588)    10,203,610     $(1.17)    $(8,629,304)    7,324,085       $(1.18)
                 ============                    ======     ===========     =========       ======
---------------------------------------------------------------------------------------------------

--------------------------------------------------------
                                   2000
--------------------------------------------------------
                    Loss           Shares      Per Share
                 (Numerator)   (Denominator)     Amount
--------------------------------------------------------
Net Loss         $(9,414,202)
                 -----------
--------------------------------------------------------

--------------------------------------------------------
Basic Loss
 Per share:       (9,414,202)    7,068,875      $(1.33)
--------------------------------------------------------

--------------------------------------------------------
Effect of
 dilutive
 securities:
 Stock options
--------------------------------------------------------

--------------------------------------------------------
Diluted loss
 per share       $(9,414,202)    7,068,875      $(1.33)
                 ===========     =========      ======
--------------------------------------------------------

Outstanding stock options to purchase shares of Common Stock were not included in the computation of diluted loss per share for the fiscal years ended January 31, 2002, 2001 and 2000 because to do so would have been antidilutive.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                   Amounts in thousands except per share data.

---------------------------------------------------------------------------------------------------------------
                                           April 30, 1999   July 31, 1999   October 31, 1999   January 31, 2000
---------------------------------------------------------------------------------------------------------------
Net sales                                      $33,530         $36,617          $36,988            $32,625
---------------------------------------------------------------------------------------------------------------
Operating income (loss)                            519             590           (5,954)            (1,834)
---------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                296             339           (5,539)            (4,510)
---------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share            0.04            0.05            (0.77)             (0.63)
---------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share          0.03            0.05            (0.77)             (0.63)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                           April 30, 2000   July 31, 2000   October 31, 2000   January 31, 2001
---------------------------------------------------------------------------------------------------------------
Net sales                                      $31,792         $34,108          $33,903            $33,427
---------------------------------------------------------------------------------------------------------------
Operating income (loss)                         (1,606)         (1,405)          (2,417)            (3,306)
---------------------------------------------------------------------------------------------------------------
Net earnings (loss)                             (1,514)         (1,366)          (2,403)            (3,346)
---------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share           (0.21)          (0.19)           (0.33)             (0.45)
---------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share         (0.21)          (0.19)           (0.33)             (0.45)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                           April 30, 2001   July 31, 2001   October 31, 2001   January 31, 2002
---------------------------------------------------------------------------------------------------------------
Net sales                                      $29,444         $28,892          $20,467            $16,510
---------------------------------------------------------------------------------------------------------------
Operating income (loss)                         (4,863)             42           (1,790)            (5,551)
---------------------------------------------------------------------------------------------------------------
Net earnings (loss)                             (4,592)             86           (1,859)            (5,605)
---------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share           (0.56)            .01            (0.17)             (0.52)
---------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share         (0.56)            .01            (0.17)             (0.52)
---------------------------------------------------------------------------------------------------------------

17.  EMPLOYEE STOCK OWNERSHIP PLAN

     On September 1, 1998, the Company established the Covista Communications, Inc. Employee Stock Ownership Plan (the "ESOP Plan"). Concurrently with the establishment of the nonleveraged ESOP Plan, the Company contributed 600,000 shares of its Common Stock to the ESOP Plan. The Common shares were recorded at fair value at the date contributed to the ESOP, totaling approximately $12.2 million, with an offset to Unearned ESOP Shares in the Statement of Shareholders' Equity. The ESOP Plan was to be administered through a trust by a trustee designated by the Board of Directors

     In February 1999, the Company's Board of Directors authorized the termination of the ESOP Plan. The IRS gave its approval to terminate the ESOP, and the Company officially terminated this plan during 2002, and the entire 600,000 shares of Common Stock were returned to authorized but unissued shares of Common Stock.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

18.  ACCESS CHARGE SETTLEMENT

     In the second quarter of fiscal 2001, the Company received a cash payment of $1,264,483 from certain Bell Companies in settlement of a class action suit, to which the Company was a party, filed in 1992 relating to alleged overcharges by those companies. The settlement concluded the class action with the Bell Companies. The Company's portion of the settlement was not determined until the second quarter ended July 31, 2000. The cash payment was recorded as a separate line item as a reduction of costs and expenses in the quarter ended July 31, 2000.

19.  RELATED PARTY TRANSACTIONS

     A director of the Company serves on the Board of Directors of Capsule Communications, Inc. ("Capsule") (see Note 21). Also the Chairman of the Company is the majority shareholder of Capsule. The Company purchases and sells services to Capsule. Sales to Capsule in the years ended January 31, 2002, 2001 and 2000 were approximately $615,000, $532,000 and $681,000, respectively. Purchases from Capsule in the years ended January 31, 2002, 2001 and 2000 were approximately $660,000, $544,000 and $291,000 respectively. All transactions were based on competitive terms obtained in arm's length transactions.

     On February 1, 2001, the Board of Directors of the Company representing a majority ownership of the Company, subject to perfunctory shareholder's approval which was obtained on March 29, 2001, authorized the sale of a total of 3,500,000 shares of Common Stock to the following three persons (the "Purchasers") in the amounts indicated: Kevin Alward, 1,000,000 shares; A. John Leach, 500,000 shares; and Henry G. Luken, III, 2,000,000 shares. The purchase price for the Common Stock to be issued to Messrs. Alward, Leach and Luken is $2.00 per share, based on the fair market value of shares at February 1, 2001. The stock sale was consummated in April 2001 with the issuance of 3,150,000 shares of common stock. The Board of Directors authorized a decrease of 350,000 shares to be purchased by Mr. Leach.

     On February 1, 2001, the Board of Directors of the Company authorized the acquisition of Blink Data Corporation, a telecommunications company, of which Kevin Alward was a principal shareholder, officer and director, for 300,000 shares of the Company's Common Stock valued at the fair market value at March 29, 2001 for total consideration of $900,000. The transaction was completed on March 29, 2001.

     On July 24, 2001 and August 9, 2001, the Company issued notes receivable to Capsule for a total principal of $200,000 and $300,000, respectively with interest payable at 8 3/4% to be paid no later than one year from each note issuance.

     Jay J. Miller, a Director of Covista, has provided various legal services for Covista during Fiscal 2002. In Fiscal 2002, Covista paid $144,574 to Mr., Miller for services rendered and accrued for in Fiscal 2002. As of January 31, 2002, Covista owed Mr. Miller $179,316. Covista believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to Covista than could have been obtained from an unrelated third party.

     Leon Genet, a Director of Covista, has provided agent services for Covista through his wholly-owned Registrant, LPJ, Inc. During Fiscal 2002, LPJ, Inc. was paid commissions of $93,066. The commissions paid to LPJ, Inc. were computed on the same basis as other independent agents retained by Covista.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

20.  EMPLOYEE RECEIVABLES

     Included in prepaid expenses and other current assets is a note receivable totaling $262,500 evidencing a loan to a former employee of the Company. The note bears interest at 11.5% per annum, and is payable in monthly installments with the last payment due on January 1, 2004. The Company is in the process of negotiating collection of the note.

     An additional approximate $179,000 of employee receivables is included in prepaid expenses and other current assets. This remaining balance represents loans and payroll advances to various employees.

21.  SUBSEQUENT EVENTS

     a. On February 8, 2002, the Company acquired Capsule Communications, Inc. ("Capsule") for 1,724,311 shares of Common Stock. Capsule is a telecommunications carrier providing local and long-distance telephone communications services to small and medium size business customers and residential customers generally located in the Mid-Atlantic region and in California. Capsule is a related party of which both Henry G. Luken III, the Chairman and shareholder of the Company, and Walter Anderson, a director and shareholder of the Company, each of whom were the two major shareholders' in Capsule. The terms of the acquisition were that all shareholders with the exception of Henry Luken received
          0.0917 shares of Covista Common Stock for each share of Capsule Common Stock, and Mr. Luken received 0.0688 shares of Covista Common Stock for each share of Capsule Common Stock. The total value of the acquisition was approximately $11,000,000.

     b. On February 20, 2002 the Board of Directors approved the private sale of additional Common Stock of up to $12,500,000. The investment would include a cash infusion of $4,800,000 for debt or common stock, contribution of $3,300,000 of fixed assets for debt or common stock and the conversion of all existing long-term debt to Common Stock at $5.00 per share. The commitment for funding for the investment is anticipated to come primarily from the current Chairman of Covista's Board and is subject to shareholder's approval at the next annual or scheduled meeting of stockholders. As of May 14, 2002, $2,600,000 of cash was received from the Chairman of Covista's board in exchange for debt. Finally, the Company is planning to obtain a line of credit from a bank. If such line of credit is not obtained, the Chairman of the Board has committed to loaning $2 million to the Company through at least the second quarter of fiscal 2004.

COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts (Consolidated)
--------------------------------------------------------------------------------

Column A                               Column B       Column C                   Column D        Column E
                                      --------------------------------------------------------------------
                                                           Additions
                                                   -------------------------
                                                      Charged           Charged to
                                      Balance at   (Credited) to    Other                        Balance
                                      Beginning      Cost and      Accounts-    Deductions-     at End of
            Description               of Period      Expenses      Describe       Describe        Period
-----------------------------------   ----------   -------------   ---------   -------------   -----------
YEAR ENDED JANUARY 31, 2002
   Reserves and allowances
      deducted from asset accounts:
      Allowance for uncollectible
         accounts                     $4,075,223    $5,382,384        $--      $4,470,477(A)   $ 4,987,130

      Valuation reserve on
      deferred tax asset              $7,406,540    $4,618,990        $--      $       --      $12,025,530

YEAR ENDED JANUARY 31, 2001
   Reserves and allowances
      deducted from asset accounts:
      Allowance for uncollectible
         accounts                     $1,827,260    $2,346,761        $--      $   98,798      $ 4,075,223

      Valuation reserve on
      deferred tax asset              $3,702,881    $3,703,659        $--      $       --      $ 7,406,540

      Allowances not deducted:
         Restructuring reserve        $   11,995    $       --        $--      $   11,995      $        --

YEAR ENDED JANUARY 31, 2000
   Reserves and allowances
      deducted from asset accounts:
      Allowance for uncollectible
         accounts                     $1,230,483    $1,074,916        $--      $  478,139      $ 1,827,260
      Valuation reserve on
      deferred tax asset              $       --    $3,702,881        $--      $       --      $ 3,702,881

   Allowances not deducted:
      Restructuring reserve           $2,128,000    $ (318,879)       $--      $1,797,126      $    11,995

(A) Represents write-off of accounts receivable against the allowance in Fiscal Year 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the fifteenth day of May, 2002

                                                    COVISTA COMMUNICATIONS, INC.
                                                    (Registrant)


                                                    By: /S/ Henry G. Luken III
                                                        ------------------------
                                                        Henry G. Luken III
                                                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                   Title                            Date
      ---------                   -----                            ----


/S/ Henry G. Luken III   Chairman of the Board                May 15, 2002
----------------------
Henry G. Luken III


/S/ Walt Anderson        Director                             May 15, 2002
----------------------
Walt Anderson


/S/ Kevin Alward         Director,                            May 15, 2002
----------------------   Chief Operating Officer
Kevin Alward


/S/ Leon Genet           Director                             May 15, 2002
----------------------
Leon Genet


/S/ Donald Jones         Director                             May 15, 2002
----------------------
Donald Jones


/S/ A. John Leach        Director, President and              May 15, 2002
----------------------   Chief Executive Officer
A. John Leach


/S/ Nicholas Merrick     Director                             May 15, 2002
----------------------
Nicholas Merrick


/S/ Jay J. Miller        Director                             May 15, 2002
----------------------
Jay J. Miller


/S/ Thomas P. Gunning    Vice President, Treasurer and        May 15, 2002
----------------------   Secretary, Chief Financial Officer
Thomas P. Gunning        and Principal Accounting Officer

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

(3)(d)           By-Law  Amendments incorporated by reference to Form 8K filed on April 7, 1998.

(3)(e)           Shareholder Rights plan filed by reference to Form 8K, on April 12, 1998.

(3) (f)          Amended Certificate of Incorporation to change the name of the Corporation from
                 Total-Tel USA Communications, Inc. to Covista USA Communications, Inc., dated
                 September 15, 2000. Incorporated by reference to Form 8-K filed on September 29,
                 2000.

(10)(a)          Lease of premises at 140 Little Street, Belleville, New Jersey, between Mansol
                 Realty and Mansol Ceramics, dated March 30, 1960. Incorporated by reference to
                 Exhibit 13 (e) to Registration Statement No. 2-17546.

(10)(a) (1)      Assignment of lease from Mansol Realty to Mansol Realty Associates. Incorporated by reference to Exhibit 10 (a) (1) to Registrant's Annual Report on Form 10-K
                 for the year ended January 31, l982.

(10)(b)          Extension Agreement re: Lease of premises at 140 Little Street dated October 31,
                 l974. Incorporated by reference to Exhibit 10 (b) to Registrant's Annual Report on Form 10-K for the year ended January 31, l981.

(10)(c)          Lease of premises at 471 Cortland Street, Belleville, New Jersey, between
                 Birnfeld Associates and Mansol Ceramics, dated October 31, 1974.
                 Incorporated by reference to Exhibit 10 (c) to Registrant's Annual Report on
                 Form 10-K for the year ended January 31, 1981.

(10)(d)          Lease Modification Agreement re: Lease of premises at 471 Cortland Street dated
                 July 24, 1980. Incorporated by reference to Exhibit 10 (d) to Registrant's
                 Annual Report on Form 10-K for the year ended January 31, 1981.

(10)(e) (i)      Term Loan Agreement and Term Note both dated April 22, 1983 between Mansol
                 Ceramics and United Jersey Bank in the principal amount of $1,192,320.
                 Incorporated by reference to Exhibit 10 (e) to Registrants Annual
                 Report on Form 10-K for the year ended January 31, 1983.

(10)(e) (ii)     Installment Note and Equipment Loan and Security Agreement of Mansol Ceramics
                 and Guaranty of Registrant, dated August 1, 1988, in connection with extension of the maturity date of the loan referenced to in Exhibit 10 (e) (i).

(10)(f)          Lease of premises at 17-25 Academy Street, Newark, New Jersey between Mansol
                 Ceramics and Rachlin & Co., dated April 29, 1983. Incorporated by reference to Exhibit 10 (f) to Registrant's Annual Report on Form 10-K for the year ended January 31, 1984.

(10)(g)          Lease Modification Agreement re: Lease of Premises at 471 Cortland Street dated
                 July 24, 1985. Incorporated by reference to Exhibit 10 (g) to Registrant's
                 Annual Report on Form 10-K for the year ended January 31, l986.

Exhibit No.                             Description of Document
-----------                             -----------------------
(10)(h)          Master Lease Agreement between Mansol Ceramics and Fidelcor Services,
                 Inc. dated December 30, l985. Incorporated by reference to Exhibit 10 (h) to
                 Registrant's Annual Report on Form 10-K for the year ended January 31, l986.

(10)(i)          Deed, Mortgage and Mortgage Note between William and Fred Schneper as Grantees and Borrowers and Mansol Ceramics as Grantor and Lender, dated July 26, l985 re: property located in Hanover Township, New Jersey. Incorporated by reference 10 (i) to Registrant's Annual Report on Form 10-K for the year ended
                 January 31, l986.

(10)(j)          Lease of premises at 140 Little Street, Belleville, New Jersey, between Mansol
                 Realty Association and Mansol Ceramics, dated July 31, 1986. Incorporated by reference to Exhibit 10 (j) to Registrant's Annual Report on Form 10-K for the
                 year ended January 31, l987.

(10)(k)          1987 Stock Option Plan. Incorporated by reference to Registrant's proxy statement relating to its 1987 Annual Stockholders' Meeting.

(10)(k)(1)       Amendment to the 1987 Stock Option Plan. Incorporated by reference to
                 Registrant's Form S-8 dated November 13, l995.

(10)(l)          Renewal of Lease and Extension to additional space at 17-25 Academy Street,
                 Newark, New Jersey (a/k/a 1212 Raymond Boulevard, Newark, New Jersey) between
                 Mansol Ceramics and Rachlin & Co. Incorporated by reference to Exhibit 10 (l)
                 to Registrant's Annual Report on Form 10-K for the year ended January 31, l988.
                 (See also Exhibit 10 (f)).

(10)(m)          Agreement, dated June 13, 1989, between Mansol Ceramics and Bar-lo
                 Carbon Products, Inc. providing for the sale of Ceramics' Carbon fixtures division. Incorporated by reference to Exhibit 10 (m) to Registrant's Annual
                 Report on Form 10-k for the year ended January 31, 1990.

(10)(n)          Modification of Note and Mortgage from William Schneper, Fred Schneper and Leon
                 Schneper (Mortgagor) to Mansol Ceramics (Mortgagee) dated August 1,
                 l990, extending the term of the Note and Mortgage and modifying the interest provision.

(10)(o)          Asset Purchase Agreement between Registrant, Mansol Ceramics and
                 Mansol Industries Inc. dated May 22, l990, including Subordinated Term
                 Promissory Note and Security Agreement, covering sale of assets and business of
                 Manufacturing Division of Mansol Ceramics. Incorporated by reference to Exhibits 1, 2 and 3 to Registrant's Current Report on Form 8-K dated May 22,
                 l990.

(10)(p)          Modification of Loan between Mansol Industries, Inc. (borrower) and Mansol
                 Ceramics (Lender) dated January 31, 1992, allowing for the deferral of the principal for twelve months through and including the period ending June 22,
                 l992 in consideration for personal guarantees from Borrower. Incorporated by reference to Exhibit 10 (p) to Registrant's Annual Report on Form 10-K for the
                 year ended January 31, 1992.

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

(10)(u)          Lease of premises at 150 Clove Road, Little Falls, New Jersey, between Total-Tel
                 USA, Inc. and the Prudential Insurance of America dated February 22,
                 1994. Incorporated by reference to Exhibit 10 (u) to the Registrant's Annual
                 Report on Form 10-K for the year ended January 31, 1994.

(10)(v)          Lease modification to the lease of the premises at 150 Clove Road, Little Falls,
                 New Jersey between TotalTel, Inc. and The Prudential of America dated
                 May 18, 1994. Incorporated by reference to Exhibit 10 (v) to the Registrant's
                 Annual Report on Form 10-K for the year ended January 31, l995.

(10)(w)          Second lease modification to the lease of the premises at 150 Clove Road, Little
                 Falls, New Jersey between TotalTel, Inc. and Theta Holding, L. P., successor to the Prudential Insurance of America dated February 9,
                 1995. Incorporated by reference to Exhibit 10 (w) to the Registrant's Annual
                 Report on Form 10-K for the year ended January 31, 1995.

(10)(x)          Third lease modification to the lease of the premises at 150 Clove Road, Little
                 Falls, New Jersey between TotalTel, Inc. and Theta Holding, L. P., successor to the Prudential Insurance of America dated January 31,
                 1997. Incorporated by reference to exhibit (10)(x) to the registrants Annual
                 Report on Form 10-K for the year ended January 31, l997.

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

(10)(AA)         Lease of premises at 40 Rector Street, New York City, New York between Total-Tel
                 USA Communications, Inc. and 40 Rector Street dated November 1, 1996.
                 Incorporated by reference to Form 10K for the year ended January 31, 1997.

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

(10)(AF)         Lease of premises of 20 Crossways Park North, Woodbury, New York, between
                 TotalTel, Inc. and Industrial and Research Associates Company, dated August 20,
                 1999. Incorporated by reference to Form 10K for the year ended January 31, 2000.

(10)(AG)         Lease of premises of One Landmark Square, Stamford, Connecticut. between
                 TotalTel, Inc. and Reckson Operating Partnership, LLP, dated November 17, 1999.
                 Incorporated by reference to Form 10K for the year ended January 31, 2000.

(10)(AH)         Lease of premises of 1810 Chapel Avenue West, Cherry Hill, New Jersey between
                 TotalTel, Inc. and Commerce Center Holdings, Inc., dated December 6, 1999.
                 Incorporated by reference to Form 10K for the year ended January 31, 2000.

(10)(AI)         The 1999 Equity Incentive Plan. Incorporated by reference to the Registrant's
                 Proxy Statement relating to its 1999 Annual Shareholder Meeting.

(10)(AJ)         Employment agreement of A. John Leach

(10)(AK)         Lease of premises of 4803 Highway 58 North, Chattanooga, TN 37416 between
                 Covista Communications, Inc. and Henry G. Luken III; dated September 1, 2001.

(10)(AL)         The Covista Communications, Inc. 2001 Equity Incentive Plan dated February 1,
                 2001; incorporated by reference to Form S-4 Registration Statement No 333-6944 effective January 09,2002.

(10)(AM)         Sale and Lease/Back Master Lease agreement for Alcatel phone switch between
                 Covista and Applied Financial dated July 25, 2001.

(10)(AO)         Sale and Lease/Back Schedule 1 agreement for Alcatel phone switch between
                 Covista and Applied Financial dated July 25, 2001.

(10)(AP)         Sale and Lease/Back Schedule 2 agreement for Alcatel phone switch between
                 Covista and Applied Financial dated July 25, 2001.

(10)(AQ)         Merger agreement between Covista Communications, Inc. and Capsule
                 Communications, Inc.; incorporated by reference to Form S-4 Registration
                 Statement No 333-6944 effective January 09, 2002.

(22)             Subsidiaries of Registrant. Incorporated by reference to Exhibit 22 to
                 Registrant's Annual Report on Form 10-K for the year ended January 31, 1996.

(23)             Consent of Deloitte & Touche LLP