Form 10-Q
period 2002-04-30
COVISTA COMMUNICATIONS INC
filed 2002-06-19
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     April 30, 2002
                                           ------------------

                                       OR

  ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _______________ to


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

                  4803 Highway 58 North, Chattanooga, TN 37416
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (423) 648-9700

                150 Clove Road, 8th Floor, Little Falls, NJ 07424
           (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes   X   No
               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at June 18, 2002
----------------------------                       -----------------------------
Common Share, $.05 par value                            12,679,986  shares

                          COVISTA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                        FIRST QUARTER REPORT ON FORM 10-Q

                                      INDEX

                                                                        Page No.
PART I.    FINANCIAL INFORMATION

         Condensed Consolidated Statements of Operations and
             Comprehensive Loss

                  Three months ended April 30, 2002 and 2001
                  (unaudited)                                                2

         Condensed Consolidated Balance Sheets
                  April 30, 2002 (unaudited), and
                  January 31, 2002                                          3-4

         Condensed Consolidated Statements of Cash Flows
              Three months ended April 30, 2002 and 2001
              (unaudited)                                                    5

         Notes to Condensed Consolidated Financial
              Statements (unaudited)                                        6-8

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations               12-17


PART II. OTHER INFORMATION

         Items 1,3,5  Not Applicable                                        18

         Item 2  Change in Securities and Use of Proceeds                   18

         Item 4  Submission of Matters to a Vote of Security Holders        18

         Item 6  Exhibits and Reports on Form 8-K                           19


SIGNATURES                                                                  21

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                 April 30,

                                                                       2002                     2001
                                                                  ------------             ------------
Net Sales                                                         $ 24,548,143             $ 29,444,021
                                                                  ------------             ------------

Costs and Expenses

       Cost of sales                                                17,673,366               26,738,240
       Selling, general and administrative                           9,529,791                7,499,702
       Other compensation                                               12,011                   69,245
                                                                  ------------             ------------


       Total costs and expenses                                     27,215,168               34,307,187
                                                                  ------------             ------------

Operating Loss                                                      (2,667,025)              (4,863,166)
                                                                  ------------             ------------

Other  Income (Expense)
       Interest income                                                   1,617                   35,249
       Other (expense) income                                          (85,675)                 253,256
       Interest expense                                               (113,562)                 (18,005)
                                                                  ------------             ------------


       Total other income (expense)                                   (197,620)                 270,500
                                                                  ------------             ------------

Loss before income taxes                                            (2,864,644)              (4,592,666)

Income taxes                                                                --                       --
                                                                  ------------             ------------

Net Loss                                                            (2,864,644)              (4,592,666)


Other comprehensive income, net of taxes:
       Unrealized holding gain (loss)                                       --                      289
                                                                  ------------             ------------

Comprehensive loss                                                $ (2,864,644)            $ (4,592,377)
                                                                  ============             ============

BASIC LOSS PER COMMON SHARE                                       $      (0.23)            $      (0.56)
                                                                  ------------             ------------

DILUTED LOSS PER COMMON SHARE                                     $      (0.23)            $      (0.56)
                                                                  ------------             ------------

DIVIDENDS PER SHARE                                                       NONE                     NONE


            See notes to condensed consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         April 30,            January 31,
                                                                           2002                  2002
                                                                       -----------            ----------
                                                                       (Unaudited)              (Note)
ASSETS

CURRENT ASSETS:

                 Cash and cash equivalents                            $ 3,272,085            $ 1,379,038

                 Investments available for sale                                --                439,773

                 Accounts receivable, net                              17,326,882             10,252,837
                 Note receivable                                               --                500,000
                 Prepaid expenses and other current assets              1,301,522              1,373,780
                                                                      -----------            -----------


                 TOTAL CURRENT ASSETS                                  21,900,489             13,945,428
                                                                      -----------            -----------


PROPERTY AND EQUIPMENT, NET                                            15,360,747             12,489,626
                                                                      -----------            -----------


OTHER ASSETS:


                 Deferred line installation costs, net                    171,743                174,785

                 Intangible assets, net                                 5,193,299                386,142

                 Goodwill, net                                          8,205,850                     --

                 Other assets, net                                      2,920,873              4,260,810
                                                                      -----------            -----------




                                                                      $53,753,001            $31,256,791
                                                                      ===========            ===========

 Note: The balance sheet at January 31, 2001 has been taken from the audited consolidated financial statements at that date.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     April 30.                January 31,
                                                                       2002                       2002
                                                                   (Unaudited)                   (Note)
                                                                   -----------                   ------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

                 Notes payable                                    $  1,441,002              $        --

                 Current portion of long-term debt                     219,930                  381,405

                 Accounts payable                                   25,973,620               19,465,274

                 Other current and accrued liabilities               6,974,189                4,434,795

                 Salaries and wages payable                            611,065                  991,012


TOTAL CURRENT LIABILITIES                                           35,219,806               25,272,486
                                                                  ------------              -----------
OTHER LONG-TERM LIABILITIES                                              7,733                   15,466
                                                                  ------------              -----------
LONG-TERM DEBT                                                       7,000,000                4,400,000
                                                                  ------------              -----------

SHAREHOLDERS' EQUITY
                 Common Stock                                          708,669                  619,288
                 Additional paid-in-capital                         38,381,984               25,650,098
                 Accumulated deficit                               (26,119,751)             (23,255,107)
                                                                  ------------              -----------

                 Treasury stock                                     (1,445,440)              (1,445,440)
                                                                  ------------              -----------
                          Total Shareholders' Equity                11,525,462                1,568,839
                                                                  ------------              -----------

                                                                  $ 53,753,001             $ 31,256,791
                                                                  ============             ============

Note: The balance sheet at January 31, 2002 has been taken from the audited consolidated financial statements at that date.

                  See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                April 30,
                                                                        2002                   2001
                                                                    -----------             -----------
OPERATING ACTIVITIES:
    Net loss                                                       $ (2,864,644)            $ (4,592,666)
    Adjustment for non-cash charges                                   2,031,156                2,215,742
    Gain on sale of marketable securities                                    --                 (263,101)
    Changes in assets and liabilities, net of effect of
    acquisition of business                                          (1,264,737)                 790,104
                                                                   ------------             ------------
    Net cash used in operating activities                            (2,098,225)              (1,849,921)
                                                                   ------------             ------------
INVESTING ACTIVITIES:
    Cash acquired in purchase of business                             1,179,172                   90,402
    Proceeds on sale of marketable securities                           439,773                  529,302
    Purchases of marketable securities                                       --                 (603,869)
    Purchase of property and equipment                                 (425,071)              (3,061,155)
    Additions to deferred line installation costs                        19,248                  (11,514)
                                                                   ------------             ------------
    Net cash provided by (used in) investing activities               1,174,626               (3,056,834)
                                                                   ------------             ------------
FINANCING ACTIVITIES:
    Sale of Common Stock                                                174,140                6,300,000
    Bank borrowing                                                      203,982                     --
    Note payable to related party                                     2,600,000                     --
    Repayments of bank borrowings                                      (161,476)                (149,766)
                                                                   ------------             ------------
    Net cash provided by financing activities                         2,816,646                6,150,234
                                                                   ------------             ------------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                  1,893,047                1,243,479

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                               1,379,038                2,691,889
                                                                   ------------             ------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                  $  3,272,085             $  3,935,368
                                                                   ============             ============
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
    Cash paid during the period for:
                                 Interest                          $      6,295             $     18,005
                                 Income taxes                      $         --             $        --
    Business Acquired
        Fair Value of Assets                                       $ 21,524,458
        Less: Liability assumed                                     (10,056,503)
        Less: Stock consideration for business acquired             (12,647,127)
           Cash acquired from business acquired                      (1,179,172)


            See notes to condensed consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A--Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted in the United States of America accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Covista Communications, Inc. (formerly Total-Tel USA Communications, Inc.) and Subsidiaries (the "Registrant") for the fiscal year ended January 31, 2002. In the opinion of Management, all adjustments consisting of normal recurring accruals only) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

Certain reclassifications have been made to conform prior years' balances to the current year presentation

Note B--New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires Covista to complete a transitional goodwill impairment test six months from the date of adoption. Covista is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations. As of February 1, 2002 Covista had no goodwill recorded on its books, therefore, management does not believe the adoption of SFAS 142 has a significant impact on its financial position and results of operations. As of April 30, 2002 Covista has $8,205,850 of goodwill recorded on its books in connection with the Capsule acquisition described in Note F.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective for our fiscal year beginning February 1, 2003. SFAS 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. Covista is currently assessing but has not yet determined the impact of SFAS 143 on its financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), " Accounting for the Impairment or Disposal of Long Lived Assets", which is effective for all fiscal years beginning after December 15, 2001. SFAS 144 replaces the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value, less cost to sell, whether included in continuing operations or in discontinued operations. Covista adopted SFAS 144 on February 1, 2002 and the adoption did not have a significant impact on Covista's financial position or results of operations.

Note C--Earnings Per Share

The following table sets forth the computation of basic and diluted loss per common share:

                                                                         Three Months Ended

                                                               April 30, 2002           April 30, 2001
                                                               --------------           --------------
Numerator:
         Loss available to
         Common Shareholders used in basic
              and diluted loss per Common Share                $ (2,864,644)            $ (4,592,666)
Denominator:
Weighted-average number of Common
         Shares used in basic loss per
         Common Share                                            12,462,885                8,247,989

         Effect of diluted securities:
                  Common share options (1)                               --                       --
                                                               ------------             ------------
         Weighted-average number of Common
         Shares and diluted potential Common Shares
         used in diluted loss per Common Share                   12,462,885                8,247,989
                                                               ------------             ------------
Basic loss per Common Share                                    $      (0.23)            $      (0.56)
                                                               ------------             ------------
Diluted loss per Common Share                                  $      (0.23)            $      (0.56)
                                                               ------------             ------------


(1) Common Share options are not included in the calculation of diluted loss per Common Share as doing so would be antidilutive due to the net loss.

Note D--Segment Reporting


        Covista sells telecommunication services to two distinct segments: a retail segment, consisting primarily of small to medium size businesses principally within the Northeastern United States, and a wholesale segment with sales to other telecommunications carriers throughout the world.

         In addition to direct costs, each segment is allocated a portion of Covista's switch and operating expenses. The allocation of expense is based upon the minutes of use flowing through Covista's switch network. There are no intersegment sales. Assets are held at the consolidated level and are not allocable to the operating segments. Covista evaluates performance on operating earnings of the two business segments.

     Summarized financial information concerning Covista's reportable segments is shown in the following table:


                                         Retail         Wholesale        Total
                                         ------         ---------        -----
Three Months Ended
April 30, 2002
Net Sales                              $19,914,018     $ 4,634,125     $24,548,143
Gross margin                             7,266,755        (391,978)      6,874,777

Operating loss                          (2,143,121)       (523,904)     (2,667,025)

Three Months Ended
April 30, 2001

Net Sales                              $11,810,321     $17,633,700     $29,444,021
Gross margin                             1,364,733       1,341,048       2,705,781

Operating loss                          (3,699,123)     (1,164,043)     (4,863,166)

NOTE E--Income Taxes

For the fiscal year ended January 31, 2001, Covista established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the quarter ended April 30, 2002, Covista continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the quarter's net operating loss. The result is that the net deferred tax asset of approximately $15,569,000 is fully offset by the valuation allowance, and as such does not appear as an asset on the balance sheet. It will be reflected at full value when the net deferred tax asset can be utilized in future periods or when managements' assessment is substantially changed.


NOTE F--Acquisition of Capsule Communications

On February 8, 2002, Covista Communications, Inc. ("Covista") completed the merger (the "Merger") of its wholly owned subsidiary CCI Acquisitions, Inc. ("CCI") with and into Capsule Communications, Inc. ("Capsule"), pursuant to the Agreement and Plan of Reorganization dated as of July 17, 2001 among Covista, CCI and Capsule (the "Merger Agreement"). As a result of the Merger, Capsule became a wholly owned subsidiary of Covista. The Company has accounted for the combination with Capsule as a purchase business combination under SFAS 141 ("Business Combination"). Capsule is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residential accounts. As a result of the acquisition, the Company has strengthened its offerings to its customers.
It also expects to reduce costs through economies of scale and lead the combined companies to profitability.


The results of Capsule's operations have been included in the Company's statement of operations since the Merger Date. The total purchase price was approximately $12.7 million and consisted of approximately 1.7 million shares of the Company's Common Stock, valued at approximately $11.6 million determined based on the average closing market price of Covista's Common Stock at the time of acquisition, options assumed from Capsule for the purchase of 286,975 shares of Common Stock valued at approximately $1.1 million using the Black-Scholes Valuation Model, using an exercise price of $3.49 to $20.10, expected lives of
0.5 to 2 years, 156% volatility, 2.69% discount rate, and a Company stock price of $6.71. In addition, the Company incurred approximately $0.3 million in acquisition expenses.

The Company is in the process of finalizing an independent valuation of the assets and liabilities acquired as well as identifying the intangible assets it has acquired in order to finalize its allocation of the purchase price of the transaction. The Company will finalize its valuation as soon as practicable or within one year of the acquisition date. The Company's preliminary allocation of the purchase price is subject to adjustment based on the final determination of fair value. The following table summarizes management's preliminary estimated fair values of the assets acquired and liabilities assumed at the Merger Date.


Cash                                                         $  1,179,172
Current assets                                                  5,717,428
Property and equipment                                          3,544,981
Other assets                                                      191,199
Intangible assets                                               4,190,000
Goodwill                                                        8,205,850
                                                             ------------
         Total assets acquired                                 23,028,630
                                                             ------------
Current liabilities                                           (10,056,503)
                                                             ------------
         Total purchase price                                $(12,972,127)
                                                             ------------


The intangible assets acquired from Capsule were preliminarily identified as its business customer relationships valued at $1,288,000, its residential customer relationships valued at $376,000, and its agent relationships valued at $2,526,000. These intangibles are being amortized over a period of 10 months to four years. The customer and agent relationships are amortized using double-declining method.

The unaudited pro forma information below represents the consolidated results of operations as if the merger with Capsule had occurred as of February 1, 2001 and 2002. The unaudited pro forma information has been included for comparative purposes and is not indicative of the results of operations of the consolidated Company had the merger occurred as of February 1, 2001, nor is it necessarily indicative of future results.


                                                    Three months ended April 30,

                                                      2002              2001
                                                      ----              ----
Total Revenue ...................................  $25,249,509       $38,581,792
Loss attributable to Common stockholders ........   (2,845,822)       (6,006,064)
Basic net loss per common share .................        (0.23)            (0.60)

NOTE G--Shareholder Loan

As of April 30, 2002, Covista has received loans from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $7,000,000 consisting of an additional $2.6 million in the first quarter of fiscal year 2003. These loans will be converted to equity upon shareholder approval which approval is expected at the Company's Annual Shareholder meeting planned to be held in August, 2002. The Company currently has the necessary votes to approve the conversion.

NOTE H--Note Payable

The Company has a revolving $2,000,000 credit facility with Wells Fargo Business Credit Corporation, which was renegotiated and amended on May 11, 2002 which expires on May 11, 2004. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of April 30, 2002, the Company's outstanding balance on its credit facility was $1,441,002 leaving approximately $559,998 available based on collateral, for future borrowing under the credit facility.

The loan agreement contains covenants and restrictions which, among other things, require maintenance of certain subjective financial performance criteria and restrict encumbrance of assets, creation of indebtedness and places limitations on annual capital expenditures. The Company was not in compliance with several of its covenants in the Loan and Security Agreement, however, the Company received waivers related to such conditions of non-compliance at April 30, 2002.

NOTE--I Commitments and Contingencies

On February 26, 2001 the Company has extended, per Amendment No. 31, a long term contract for the purchase of 1+.800 and Private line services with its primary underlying carrier Worldcom. The contract provides for a minimum monthly commitment of $150,000 and an aggregate commitment of $3,600,000 over the 24-month contract life. The contract converts to a month-to-month agreement at the point-in-time the Company achieves the total minimum revenue commitment of $3,600,000. The Company estimates that it will achieve its minimum revenue commitment sometime during the second quarter of 2002.

NOTE--J Subsequent Event

On June 17, 2002, Covista entered into a term loan agreement with a major Tennessee Bank. Covista has received $3,775,000, payable monthly in 36 installments at a fixed interest rate of 4.595% for the first year and converting to 2% over LIBOR on June 17, 2003 and each year thereafter. This term loan is secured by the Company's Switching equipment and Certificates of Deposit, which were provided by Covista's Chairman of the Board.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULT OF OPERATIONS

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

Results of Operations

     Net sales were approximately $24,548,000 for the first three months of the current fiscal year, a decrease of approximately $4,896,000 or 16.6% as compared to the approximately $29,444,000 recorded in the first three months of the prior fiscal year.

      Wholesale revenue for the three-month period was approximately $4,634,000, a decrease of approximately $13,000,000 or 73.7% from the three month period ended April 30, 2001. Wholesale minutes sold in the three-month period ended April 30, 2002 were approximately 66,150,000 minutes, a decrease of approximately 86,967,000 minutes or 56.8% from the three-month period ended April 30, 2001. The reduction in wholesale revenues is primarily the result of wholesale business lost as a result of interruption of service in the Company's New York switching facility during the September 11 World Trade Center attack. Covista has not pursued replacing this lower margin segment of the business. For the three-month period, the decline in revenue also reflected the competitive wholesale market place and the business failure of several wholesale customers, both trends that Covista believes will continue. Competitive pressures on sales price have resulted in an 39.9% decline in the average selling rate. Covista also has attempted to limit its exposure to the business failures experienced within the industry by tightening up credit limits on all wholesale accounts, which has had an impact in attracting new customers.

     Retail revenues for the three-month period were approximately $19,914,000, a increase of approximately $8,104,000 or 69% from the three-month period ended April 30, 2001. Retail minutes sold in the three-month period ended April 30, 2002 were approximately 268,565,000 minutes, an increase of approximately 125,865,000 minutes or 88.2% over the three- month period ended April 30, 2001. The increase in volume results primarily from the acquisition of Capsule Communications which provided additional retail revenue of $8,406,000. Covista has experienced a rate decrease of 19.1% for the three-month period ended April 30, 2002. The extreme pricing pressures experienced in the industry is a trend that the Company believes will continue.

     Cost of sales for the current three-month period was approximately $17,673,000, a decrease of approximately $9,065,000 or 33.9% from the three-month period ended April 30, 2001. These changes were favorable in relation to the 16.6% decrease in sales for the three-month period. The decrease in cost of sales was due primarily to an improvement in buy rates over the prior year, (partially due to new contracted rates with Covista's suppliers), of approximately $2,496,000; the recovery of disputes relating to prior years of approximately $527,000; and a decrease of approximately 86,967,000 wholesale minutes equating to approximately $7,392,000. This saving was offset with the cost of the increase in retail volume of approximately $2,202,000 and a decrease in switch and network operations costs of approximately $ 32,000.

      Selling, general and administrative expense for the three-month period increased to approximately $9,530,000, an increase of approximately $2,030,000, or 27% over the three-month period ended April 30, 2001. The increase in selling, general and administrative expenses of approximately $2,030,000 for the three-month period was primarily due to additional selling, general and administrative expense from the acquisition of Capsule Communications of $2,898,000; additional amortization of intangible assets of $865,000 related to the Capsule merger and additional postage expense of $930,000 related to mail marketing of the Company's new KISSLD residential program. These increases were partially offset by a decrease in the salaries and payroll taxes of personnel due to a reduction in staff of $958,000; a reduction in provision for bad debt due to the reduction of higher risk wholesale business of $1,035,000.

     For the reasons described above, the operating loss for the three-month period ended April 30, 2002 was approximately $2,667,000, a decrease of approximately $2,196,000 from the three-month period ended April 30, 2001.

     Total other expense, net, for the current three-month period was approximately $198,000 as compared to approximately $271,000 of total other income, net, recorded in the prior year three-month period. The approximately $469,000 change for the three-month period is primarily due to receipt of an insurance claim received in the same period prior year of approximately $253,000 and an increase in interest expense related to new financing of $ 95,000 and reduction in interest income of approximately $34,000 and an increase in miscellaneous expense of approximately $85,000.

     Basic and diluted loss per Common Share was $0.23 per share for the current three-month period ended April 30, 2002 as compared to $0.56 loss per share for the three-months ended April 30, 2001.

Liquidity and Capital Resources


     At April 30, 2002, Covista had a working capital deficit of approximately $13,319,000, an increase of approximately $1,992,000 as compared to January 31, 2002. The ratio of current assets to current liabilities at April 30, 2002 was ..62:1, as compared to the ratio of .55:1 at January 31, 2002. The decrease in working capital at April 30, 2002 was primarily attributable to an increase in notes payable of approximately $1,441,000, an increase in current payables of approximately $6,508,000, an increase in accrued liabilities of approximately $2,159,000, and decreases in investment available for sale approximately $439,000 and notes receivable approximately $500,000. This was offset by the increases in cash of approximately $1,893,000 and trade accounts receivable of approximately $7,074,000.

         On February 21, 2002, Covista announced that on February 20, 2002, its Board of Directors had approved the private sale of additional Common Stock of up to $12,500,000. The investment includes a cash infusion of $7,000,000, contribution of $3,300,000 of fixed assets and $2,200,000 cash to be received. The total debt or Common Stock and the conversion of all existing long-term debt for debt or Common Stock to Common Stock at the rate of $5.00 per share, which was the closing price for the Common Stock on the date authorized by the Board. The commitment for funding for the investment and the conversion of the indebtedness is anticipated to come primarily from the current Chairman of Covista's Board or his designee's and is subject to shareholder's approval at the next Annual Meeting, or a special meeting of Shareholders to be convened for such purpose. Finally, the company is planning to obtain a line of credit from a bank. If such line of credit is not obtained, the Chairman of the Board has committed to loaning $2 million to the Company through at least the second quarter of fiscal 2004.

     The increase in cash of approximately $1,893,000 was the result primarily of proceeds from the sale of Common Stock of $174,000; proceeds from a long-term loan received from a major shareholder of $2,600,000; the proceeds from the sale of marketable securities of approximately $440,000; and cash acquired in the purchase of Capsule Communications of approximately $1,179,000. These increases were offset by cash used in operations of approximately $2,118,000; purchases of property and equipment of approximately $425,000; repayment of bank borrowings of approximately $161,000; and additional bank borrowing of approximately $204,000.

On June 17, 2002, Covista entered into a term loan agreement with a major Tennessee bank. Covista has received $3,775,000, payable monthly in 36 installments at a fixed interest rate of 4.595% for the first year and converting to 2% over LIBOR on June 17, 2003 and each year thereafter. This term loan is secured by the Company's Switching equipment and Certificates of Deposit, which were provided by Covista's Chairman of the Board.

Capital Expenditures

Capital expenditures for the three-month period ended April 30, 2002 were approximately $425,000. The major expenditures were approximately $290,000 for switch installations as part of Covista's network expansion; approximately $19,000 for equipment and fixtures for Covista's Tennessee location; approximately $74,000 for software and hardware upgrades to Covista's local area network; and approximately $19,000 for furniture and fixtures and leasehold improvements. The remaining expenditures $42,000 were for Capsule Communications purchase of equipment.

Accounts Receivable and Credit Risk

Accounts receivable subjects Covista to the potential for credit risk with customers in the retail and wholesale segments. To reduce credit risk, Covista performs ongoing evaluations of its customers' financial condition and, except in situations where the risk warrants it, Covista does not require a deposit or other collateral. Accounts receivable of approximately $17,327,000, net of the reserve for uncollectible accounts totaling approximately $6,565,000, represents approximately 33.2% of the total assets of Covista. No one customer accounts for greater than eight percent of the total revenues. In the wholesale segment, which contains Covista's largest customers, Covista has been able to reduce credit risk by using reciprocal arrangements with certain customers, which are also Covista's suppliers, to offset outstanding receivables. Covista has historically maintained a better than three percent ratio of bad debts to revenues. For the three-month period ended April 30, 2002, this ratio was less than 1%. Covista also measures accounts receivable turnover (as measured in days sales outstanding). For the periods ended April 30, 2002 and 2001 days sales outstanding were 58.5 days and 62.5 days, respectively.

The Company is in the process of integrating the Covista and Capsule customer service databases, and is currently processing the Capsule billing on Covista's billing platform.

Related Party Transactions

Jay J. Miller, a Director of Covista, has provided various legal services for Covista in Fiscal 2003. In the first quarter, Fiscal 2003, Covista accrued $16,395 to Mr., Miller for services rendered and accrued for in Fiscal 2003. As of April 30, 2002, Covista owed Mr. Miller $195,712. Covista believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to Covista than could have been obtained from an unrelated third party.

Leon Genet, a Director of Covista, has provided agent services for Covista through his wholly-owned Registrant, LPJ, Inc. During the first quarter, Fiscal 2003, LPJ, Inc. was paid commissions of $20,665. The commissions paid to LPJ, Inc. were computed on the same basis as other independent agents retained by Covista.

Covista has entered into a lease agreement for approximately 28,000 square feet of office space in Chattanooga, Tennessee, with Henry G. Luken III Chairman of the Board and a principal shareholder of Covista. The term of the lease is for five years beginning September 1, 2001. The lease provides for annual rent of $86,400 from September 1, 2001 to August 30, 2002; $115,200 from September 1, 2002 to August 30, 2003; $144,000 from September 1, 2003 to August 30, 2004, with the last two years to be $144,000 annually adjusted for the Consumer Price Index. Covista believes that such premises are leased on terms not less favorable than an arm's length transaction. For the first quarter FY 2003 Covista has paid Henry G. Luken III $21,600 for rent of office space.

As of April 30, 2002, Covista has received loans from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $7,000,000 consisting of an additional $2.6 million in the first quarter of fiscal year 2003. These loans will be converted to equity upon shareholder approval which approval is expected at the Company's Annual Shareholder meeting planned to be held in August, 2002. The Company currently has the necessary votes to approve the conversion.


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

Deferred Line Installation Costs

         Deferred line installation costs are costs incurred by the Covista for new facilities and costs incurred for connections from within the Covista's network to the network of other telecommunication suppliers (such as Verizon, MFS, and other carriers). Amortization of these line installation costs is provided using the straight-line method over the contract life of the lines ranging from three to five years.

Long-Lived Assets

         The Company accounts for the impairment of long-lived assets and for long-lived assets to be disposed of by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses annually and when indications of impairment are present. Long-lived assets to be disposed of, if any, are evaluated in relation to the net realizable value. If impairment is indicated, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital. If the carrying value of the asset exceeds the fair value of the asset, the difference will be charged to the results of operations in the period that the impairment occurred. Based on the Company's analysis of future undiscounted cash flow which are in excess of the carrying value of its long-lived assets, there does not appear to be an impairment as of April 30, 2002.

         The Company purchased a 10-year commitment for approximately 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party. The unaffiliated party has recently filed for Chapter 11 reorganization; however at the time of this filing is continuing to perform under the agreement.

Goodwill

Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. Goodwill is not being amortized. The carrying value of goodwill is evaluated for impairment on an annual basis. Management also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired.
If it is determined that an impairment in value has occurred, goodwill will be written down to the present value of the expected future operating cash flows to be generated by the respective reporting unit.

Intangible Assets

Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a double-declining or straight-line basis over their expected lives. The Company does not currently have any indefinite lived intangible assets that were not subject to amortization.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As Covista holds no marketable securities at April 30, 2002, the exposure to interest rate risk relating to marketable securities no longer exists. Covista does not hold any derivatives related to its interest rate exposure. Covista also maintains long-term debt at fixed rates. Due to the nature and amounts of Covista's note payable, an immediate 10% change in interest rates would not have a material effect in Covista's results of operations over the next fiscal year. Covista's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated statements as a whole.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 Not applicable

ITEM 2 Not applicable

ITEM 3 Not applicable

ITEM 4 Submission of Matter to a Vote of Security Holders On February 8th, 2002, Covista held a shareholders meeting to consider and vote on the following matters:

       1. The proposal to issue shares of Covista Common Stock to the stockholders of Capsule Communications pursuant to the proposed merger set forth in the Agreement and Plan of Reorganization dated as of July 17, 2001, by and among Covista, CCI Acquisitions Corp., a wholly owned subsidiary of Covista, and Capsule Communications, Inc;

                     No. of shares votes for: 8,950,411 No of shares votes against: 1,734

       2. The proposal to elect eight directors of Covista for a term of one year and until their successors are duly elected and qualified;

                     No. of shares votes for: 10,200,030 No of shares votes against: 2,760


       3. The proposal to adopt the Covista Communications, Inc. 2001 Equity Incentive Plan;

                     No. of shares votes for: 8,375,948 No of shares votes against: 575,292

       4. The proposal to ratify the selection of Deloitte & Touche LLP as independent auditors of Covista for the fiscal year ending January 31, 2002; and

                     No. of shares votes for: 10,192,635 No of shares votes against: 2,314

ITEM 5 Not applicable

ITEM 6 Exhibits and Reports on Form 8-K

       (a) Exhibits:

                     10.1

                     Agreement and Plan of Reorganization dated as of July 17, 2001 by and among Covista Communications, Inc., CCI Acquisitions Corp. and Capsule Communications, Inc. Filed as Exhibit 2.1 to the Registrant's Form 8-K Report dated July 17, 2001 (the "July 17, 2001 8-K") and incorporated herein by reference.

              Exhibit 99.1 Press Release dated February 8, 2002. Filed with Form 8-K dated February 20 and incorporated by reference.

Exhibit 2.1 -  Agreement and Plan of Reorganization dated as of July 17, 2001 by and among Covista Communications, Inc., CCI Acquisitions Corp. and Capsule Communications, Inc. Filed as Exhibit 2.1 to the Registrant's Form 8-K Report dated July 17, 2001 (the "July 17, 2001 8-K") and incorporated herein by reference.

Exhibit 99.1 - Press Release dated February 8, 2002. Filed as Exhibit 99.1 to the Registrant's Form 8-K filed with the SEC on February 8, 2002 and incorporated herein by reference.

Exhibit 99.2 - Unaudited Condensed Consolidated Financial Statements of Capsule
               Communications, Inc. for the nine months ended September 30, 2001, incorporated by reference from Capsule's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

Exhibit 99.3 - Audited Consolidated Financial Statements of Capsule
               Communications, Inc. for the year ended December 31, 2000, incorporated by Reference from Capsule's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

Exhibit 99.4 - Covista and Capsule unaudited pro forma combined condensed financial information for the nine months ended October 31, 2001 and the year ended January 31, 2001, incorporated by reference from Pre-Effective Amendment No. 3 to Covista's Registration Statement on Form S-4 (Registration No. 333-69644), as filed with the Securities and Exchange Commission on January 8, 2002 and incorporated herein by reference.



       (b) Reports on Form 8-K

              2/8/2002 8-K Acquisition of Capsule Communications, Inc.

              4/22/2002 8-K/A Amendment to form 8-K filed 2/8/2002

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COVISTA COMMUNICATIONS, INC.

    (Registrant)

Date   June 18, 2002         By     /s/ A. John Leach
       -------------                -----------------
                                       A. John Leach
                                    President and Chief Executive Officer


Date   June 18, 2002         By     /s/ Thomas P. Gunning
       -------------                ----------------------
                                       Thomas P. Gunning,
                                    Vice President, Chief Financial Officer and
                                    Principal Accounting Officer