Form 10-Q
period 2002-07-31
COVISTA COMMUNICATIONS INC
filed 2002-09-23
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:     July 31, 2002
                                             ------------------

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


                  4803 Highway 58 North, Chattanooga, TN 37416
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                       Outstanding at September 20, 2002
-----------------------------                        ---------------------------------
Common Share, $.05 par value                             12,682,752 shares

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


                                      INDEX
                                      -----

                                                                                                      Page No.

PART I. FINANCIAL INFORMATION

     Condensed Consolidated Statements of Operations and
          Comprehensive (Loss) Income

          Six months ended July 31, 2002 and 2001
          (unaudited) and three months ended
          July 31, 2002 and 2001 (unaudited)                                                              3

     Condensed Consolidated Balance Sheets
          July 31, 2002 (unaudited), and
          January 31, 2002                                                                              4-5

     Condensed Consolidated Statements of Cash Flows
          Six months ended July 31, 2002 and 2001
          (unaudited)                                                                                     6

     Notes to Condensed Consolidated Financial
          Statements (unaudited)                                                                        7-12

     Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                13-18

     Critical Accounting Policies                                                                      18-20

PART II. OTHER INFORMATION

     Items 1-5  Not Applicable                                                                           21

     Item 6     None                                                                                     21


CERTIFICATIONS AND SIGNATURES                                                                          22-26


                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE (LOSS) INCOME
                                   (Unaudited)


                                                Six Months Ended                Three Months Ended
                                                ----------------                ------------------
                                                    July 31,                         July 31,
                                                    --------                         --------

                                                2002           2001            2002             2001
                                                ----           ----            ----             ----
NET SALES                                  $ 50,229,089    $ 58,336,354    $ 25,680,947    $ 28,892,331

Costs and Expenses
    Cost of sales                            36,156,414      49,087,504      18,483,048      22,349,264
    Selling, general                         20,870,727      14,069,658      11,328,925       6,500,708
                                           ------------    ------------    ------------    ------------
    and administrative
    Total costs and expenses                 57,027,141      63,157,162      29,811,973      28,849,972

OPERATING (LOSS)                             (6,798,052)     (4,820,808)     (4,131,026)         42,359
INCOME

 Other Income (Expense)
    Interest income                              44,328          75,641          42,711          40,392
    Other income                                 26,471         271,588         112,146          18,331
        Interest expense                       (255,313)        (33,527)       (141,751)        (15,522)
                                           ------------    ------------    ------------    ------------
Total other income                             (184,514)        313,702          13,106          43,201

NET (LOSS) INCOME                            (6,982,566)     (4,507,106)     (4,117,920)         85,560
BEFORE TAXES

Income tax benefit                              511,220            --           511,220            --

NET (LOSS) INCOME                          $ (6,471,346)   $ (4,507,106)   $ (3,606,700)   $     85,560
                                           ============    ============    ============    ============

BASIC (LOSS) EARNINGS PER COMMON SHARE
                                           $      (0.51)   $      (0.47)   $      (0.28)   $       0.01
                                           ------------    ------------    ------------    ------------

DILUTED (LOSS) EARNINGS PER COMMON SHARE
                                           $      (0.51)   $      (0.47)   $      (0.28)   $       0.01
                                           ------------    ------------    ------------    ------------

DIVIDENDS PER SHARE                                 N/A             N/A             N/A             N/A

                See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 July 31,     January 31,
                                                  2002           2002
                                               -----------   ------------
                                               (Unaudited)      (Note)

ASSETS

CURRENT ASSETS:

          Cash and cash equivalents            $ 3,946,670   $ 1,379,038

          Investments available for sale              --         439,773

          Accounts receivable, net              14,416,801    10,252,837

          Notes Receivable                                       500,000

          Prepaid network capacity                 400,000          --

          Prepaid expenses and other
             current assets                        265,497     1,373,780
                                               -----------   -----------

          TOTAL CURRENT ASSETS                  19,028,968    13,945,428
                                               -----------   -----------

PROPERTY AND EQUIPMENT, NET                     15,160,610    12,489,626
                                               -----------   -----------

OTHER ASSETS:

       Deferred line installation costs, net       187,587       174,785

         Intangible assets, net                  2,977,260       386,142

         Goodwill, net                           8,346,660          --

         Other assets                            3,937,737     4,260,810
                                               -----------   -----------

TOTAL OTHER ASSETS                              15,449,244     4,821,737
                                               -----------   -----------

TOTAL ASSETS                                   $49,638,822   $31,256,791
                                               ===========   ===========


NOTE: The balance sheet at January 31, 2002 has been taken from the audited consolidated financial statements at that date.

       See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              July 31,       January 31,
                                               2002            2002
                                            (Unaudited)       (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current portion of long-term debt       $  2,776,880    $    381,405

   Accounts payable                          21,598,660      19,465,274

   Other current and accrued liabilities      7,397,246       4,434,795

   Salaries and wages payable                   448,356         991,012
                                           ------------    ------------

TOTAL CURRENT LIABILITIES                    32,221,142      25,272,486
                                           ------------    ------------

OTHER LONG-TERM LIABILITIES                       2,578          15,466
                                           ------------    ------------

LONG-TERM DEBT                                9,377,029       4,400,000
                                           ------------    ------------

TOTAL LIABILITIES                            41,600,749      29,687,952
                                           ------------    ------------

SHAREHOLDERS' EQUITY

    Common Stock                                710,872         619,288
    Additional paid-in-capital               38,483,074      25,650,098
    Accumulated deficit                     (29,710,433)    (23,255,107)

    Treasury stock                           (1,445,440)     (1,445,440)

TOTAL SHAREHOLDERS' EQUITY                    8,038,073       1,568,839
                                           ------------    ------------

                                           $ 49,638,822    $ 31,256,791
                                           ============    ============


NOTE: The balance sheet at January 31, 2002 has been taken from the audited consolidated financial statements at that date.

       See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 July 31,
                                                                            2002           2001
                                                                            ----           ----
OPERATING ACTIVITIES:
    Net loss                                                           $ (6,471,346)   $ (4,507,106)
    Adjustment for non-cash charges                                       4,200,556       3,866,088
    Gain on sale of marketable securities                                      --          (262,234)
    Changes in assets and liabilities, net of
      effect of acquisition of business                                  (2,216,064)     (1,382,933)
                                                                       ------------    ------------
   Net cash used in by operating activities                              (4,486,854)     (2,286,185)
                                                                       ------------    ------------
INVESTING ACTIVITIES:
    Cash acquired in purchase of business                                 1,179,165          90,402
    Proceeds on sale of marketable securities                               439,773       1,141,302
    Purchases of marketable securities                                         --          (608,369)
    Purchase of prepaid network capacity                                       --        (4,000,000)
    Purchase of property and equipment                                   (1,345,415)     (3,539,473)
    Additions to deferred line installation costs                           (12,802)        (26,420)
                                                                       ------------    ------------
    Net cash provided by (used in)                                          260,721      (6,942,558)
       investing activities
FINANCING ACTIVITIES:
    Sale of Common Stock                                                    277,433       6,300,000
    Proceeds of loan from shareholder                                     6,375,000       4,000,000
    Bank Borrowing                                                          141,332        (302,014)
                                                                       ------------    ------------
    Net cash provided by financing activities                             6,793,765       9,997,986

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                       2,567,632         769,243
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                    1,379,038       2,691,889
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                       $  3,946,670    $  3,461,132
                                                                       ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

   Cash paid (received) during the period for:
        Interest                                                       $    119,321    $     33,527
        Tax refund                                                         (511,220)           --
   Business Acquired
        Fair Value of Assets                                           $ 23,028,630
        Less Liability Assumed                                          (10,056,503)
        Less: Stock Consideration for business acquired                 (14,151,299)
        Cash acquired from business acquired                             (1,179,172)

See notes to condensed consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Covista Communications, Inc. (formerly Total-Tel USA Communications, Inc.) and Subsidiaries (Covista) for the fiscal year ended January 31, 2002. In the Opinion of Management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

NOTE B -- NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on the Company, beyond the cessation of goodwill amortization on future business combinations. As of July 31, 2002 Covista has $8,307,850 of goodwill recorded on its books in connection with the Capsule acquisition.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective for Covista's fiscal years beginning February 1, 2003. SFAS 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. Covista is currently assessing but has does not expect the impact of SFAS 143 to be material to its financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets", which is effective for all fiscal years beginning after December 15, 2001. SFAS 144 replaces the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 requires that long-lived assets to be measured at the lower of the carrying amount or fair value, less cost to sell, whether included in continuing operations or in discontinued operations. Covista is currently assessing, but has does not expect the impact of SFAS 144 to be material to its financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions and makes various other technical corrections to existing pronouncements. This statement will be effective for Covista for the year ending January 31, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No.146,"Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 will supersede Emerging Issues Task Force Issue No.94-3,"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No.146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No.146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.


NOTE C -- EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per common share:

                                                   Six Months                   Three Months
                                                     Ended                          Ended
                                         July 31,2002    July 31,2001   July 31, 2002  July 31, 2001
                                         ------------    ------------   -------------  -------------
Numerator:
    (Loss) Earnings available to        $ (6,471,346)   $ (4,507,106)   $ (3,606,700)   $     85,560
    Common Shareholders used
     in basic and diluted (loss)
    earnings per Common Share
Denominator:
    Weighted-average number of            12,568,524       9,568,783      12,670,805      10,819,405
    Common Shares used in basic
    (loss) earnings per Common
    Share

     Effect of diluted securities:
     Common share options(1)                    --              --              --           286,103
                                        ------------    ------------    ------------    ------------
      Weighted-average number             12,568,524       9,568,783      12,670,805      11,105,508
     Of Shares and diluted potential
     Common Shares used in diluted
     (loss) earnings per Common Share
Basic (loss) earnings                   $      (0.51)   $      (0.47)   $      (0.28)   $       0.01
                                        ------------    ------------    ------------    ------------
Per Common Share
Diluted (loss) earnings
  per Common Share                      $      (0.51)   $      (0.47)   $      (0.28)   $       0.01
                                        ------------    ------------    ------------    ------------


(1) Common Shares subject to options are not included in the calculation of diluted loss per Common Share for the six month periods ended July 31, 2002 and 2001, and the three-month period ended July 31, 2002, as doing so would be antidilutive due to the net loss per common share.

NOTE D -- SEGMENT REPORTING

      Covista sells telecommunications services to three distinct segments: a retail segment consisting primarily of small to medium sized businesses principally within the United States, a wholesale segment with sales to other telecommunications carriers throughout the world, and a segment that generates sales through direct mailing campaigns (KISSLD) which started in the beginning of fiscal year 2003 for residential customers in network supported areas on the East Coast.

     In addition to direct costs, each segment is allocated a portion of the Covista's switch and operating expenses. The allocation of expense is based upon the minutes of use flowing through the Covista's switch network. There are no intersegment sales. Assets are held at the consolidated level and are not allocable to the operating segments. Covista evaluates performance on operating earnings of the three business segments.

     Summarized financial information concerning Covista's reportable segments is shown in the following table:

                                     Retail        Wholesale         KISS LD          Total
                                     ------        ---------         -------          -----
Six Months Ended July 31, 2002

Net Sales                        $ 38,351,030    $  8,290,447    $  3,587,612    $ 50,229,089
Gross margin                       14,613,102        (765,346)        224,919      14,072,675
Operating loss                       (465,571)     (1,556,080)     (4,766,401)     (6,798,052)

Six Months Ended July 31, 2001

Net Sales                        $ 24,721,154    $ 33,615,200           N/A      $ 58,336,354
Gross margin                        7,809,725       1,439,125           N/A         9,248,850
Operating loss                     (3,722,735)     (1,098,073)          N/A        (4,820,808)


NOTE E -- INCOME TAXES

For the fiscal year ended January 31, 2002, Covista established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the quarter ended July 31, 2002, Covista continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the quarter's net operating loss. The result is that the net deferred tax asset of approximately $14,278,000 is fully offset by the valuation allowance and, as such, does not appear on the balance sheet. It will be reflected at net recoverable value when the net deferred tax asset can be utilized in future periods.

During the second quarter of the fiscal year 2003, Covista received a tax refund of $511,220; which reflected a change in IRS regulations regarding net operating loss carrybacks.

NOTE F -- ACQUISITION OF CAPSULE COMMUNICATIONS

On February 8, 2002, Covista completed the merger (the "Merger") of its wholly owned subsidiary CCI Acquisitions, Inc. ("CCI") with and into Capsule Communications, Inc. ("Capsule"), pursuant to the Agreement and Plan of Reorganization dated as of July 17, 2001 among Covista, CCI and Capsule (the "Merger Agreement"). As a result of the Merger, Capsule became a wholly owned subsidiary of Covista. Covista has accounted for the combination with Capsule as a purchase business combination under SFAS 141 ("Business Combination"). Capsule is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residential accounts.

The results of Capsule's operations have been included in Covista's statement of operations since the Merger Date. The total purchase price was approximately $12.7 million and consisted of approximately 1.7 million shares of Covista's Common Stock, valued at approximately $11.6 million determined based on the average closing market price of Covista's Common Stock at the time of acquisition, options assumed from Capsule for the purchase of 286,975 shares of Common Stock valued at approximately $1.1 million using the Black-Scholes Valuation Model, using an exercise price of $3.49 to $20.10, expected lives of
0.5 to 2 years, 156% volatility, 2.69% discount rate, and Covistas' stock price of $6.71. In addition, Covista incurred approximately $0.3 million in acquisition expenses.

The following table summarizes the estimate of fair value of the assets acquired and liabilities assumed at the Merger Date.

Cash                                               $  1,179,172
Current assets                                        5,717,428
Property and equipment                                3,544,981
Other assets                                             89,199
Intangible assets                                     4,190,000
Goodwill                                              8,307,850
         Total assets acquired                       23,028,630
                                                   ------------
Current liabilities                                 (10,056,503)
                                                   ------------
         Total purchase price                      $(12,972,127)
                                                   ------------

The intangible assets acquired from Capsule were identified as its business customer relationships valued at $1,288,000, its residential customer relationships valued at $376,000, and its agent relationships valued at $2,526,000. These intangibles are being amortized over periods of 10 months to four years. The customer and agent relationships are amortized using double-declining method.

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

                                Six Months                           Three Months
                                  Ended                                 Ended
                       July 31,2002   July 31,2001         July 31, 2002    July 31, 2001
                       ------------   ------------         -------------    -------------
Total Revenue          $ 50,229,089    $ 77,658,853        $ 25,680,946     $ 38,467,264
Loss attributable to     (6,471,346)     (5,017,533)         (3,606,700)         (79,733)
Common stockholders
Basic net loss per            (0.51)          (0.40)              (0.28)           (0.01)
common share

NOTE G -- SHAREHOLDER LOAN
As of July 31, 2002, Covista received loans from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $7,000,000. These loans will be converted to equity upon shareholder approval which approval is expected to be sought at Covista's Annual Shareholder meeting planned to be held prior to the end of calendar year 2002. Covista currently has the necessary votes to approve the conversion.



NOTE H -- NOTES PAYABLE

Covista has a revolving $2,000,000 credit facility with Wells Fargo Business Credit Corporation, which was renegotiated and amended on May 11, 2002, which expires on May 11, 2004. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of Covista. As of July 31, 2002, Covista's outstanding balance on its credit facility was $1,378,352 leaving approximately $621,648 available based on collateral for future borrowing under the credit facility.

The loan agreement contains covenants and restrictions, which, among other things, require maintenance of certain subjective financial performance criteria and restrict encumbrance of assets, creation of indebtedness and places limitations on annual capital expenditures. Covista was not in compliance with several of its covenants in the Loan and Security Agreement, however, Covista received verbally advised waivers related to such conditions of non-compliance relevant to the filed period ended July 31, 2002.

On June 17, 2002, Covista entered into a term loan agreement with a major Tennessee bank. Covista has received $3,775,000 payable monthly in 36 installments at a fixed interest rate of 4.595% for the first year and converting to 2% over LIBOR on June 17, 2003 and each year thereafter. This term loan is secured by certain of the company's switching equipment and Certificates of Deposit provided by Covista's chairman of the board.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULT OF OPERATIONS
               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbor from liability provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because the context of the statement will include words such as Covista "believes", "anticipates", "expects", or words of similar import. Similarly, statements which describe Covista's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance upon such forward-looking statements. The forward-looking statements included herein are made only as of the date of this Report and Covista undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as required under applicable laws.

Results of Operations

Net sales were approximately $50,229,000 for the first six months of the current fiscal year, a decrease of approximately $8,107,000 or 13.9% as compared to the approximately $58,336,000 recorded in the first six months of the prior fiscal year. Net sales for the second quarter of the current fiscal year were approximately $25,681,000, a decrease of approximately $3,211,000 or 11.1% as compared to the approximately $28,892,000 recorded in the second quarter of the prior fiscal year.

Wholesale revenue for the six-month period decreased to approximately $8,290,000 a decrease of approximately $25,325,000 or 75.3%. This decrease is largely attributable to the loss of facilities due to the September 11, 2001 terrorist attacks on New York City, after which Covista decided to exit such market. For the quarter ended July 31, 2002, wholesale revenue was approximately $3,656,000, a decrease of approximately $12,326,000 or 77.1% over the comparative quarter in the last fiscal year. Wholesale minutes sold in the six-month period ended July 31, 2002 were approximately 116,037,000 minutes, a decrease of approximately 184,834,000 minutes or 61.4%. Wholesale minutes sold in the quarter ended July 31, 2002 were approximately 49,887,000 minutes, a decrease of approximately 97,868,000 minutes or 66.2%. For the six-month period the decline in revenue does not parallel the increased usage due to an approximate 37.1% reduction of price, because of the competitive wholesale market place, a trend that Covista believes is likely to continue. Covista has also attempted to limit its exposure by tightening up credit limits on all wholesale accounts. A rate decrease of approximately 34.0% was experienced in the three-month period ended July 31, 2002.

Retail revenues for the six-month period were approximately $41,939,000, an increase of approximately $17,218,000 or 69.6%. For the quarter ended July 31, 2002, retail revenues were approximately $22,025,000, an approximately $9,114,000 or 70.6% increase over the comparative quarter in the last fiscal year. Retail minutes sold in the six-month period ended July 31, 2002 were approximately 582,433,000 minutes, an increase of approximately 268,790,000 minutes or 85.7%. Retail minutes sold in the quarter ended July 31, 2002 were approximately 312,200,000 minutes, an increase of approximately 151,206,000 minutes, or 94.0%.

KissLD revenues (a section within the retail revenue segement) for the six month period were approximately $3,588,000. KissLD is a new product offering for the current fiscal year, and therefore, does not have prior year comparatives. The total minutes sold for KissLD for the six month period was approximately 45,961,000. For the three month period ended July 31, 2002, sales were approximately $1,800,000 for KissLD. KissLD minutes sold for the three month period ended July 31, 2002 were approximately 34,739,000.

For the six-month period ended July 31, 2002, Covista has experienced a reduction of approximately 0.68 cents per minute or 10.3% to an average billing rate per minute of 5.97 cents during the current fiscal year.

For the three-month period ended July 31, 2002, the volume increase of approximately 151,206,000 minutes was attributed to the acquisition of Capsule Communications of 143,311,000 minutes and the addition of a new residential product of 34,739,000 minutes and a concerted sales effort to acquire new customers. Covista experienced a reduction of approximately 0.54 cents per minute or 8.3% to an average billing rate of 5.94 cents per minute in the three-month period ended July 31, 2002. This rate decrease amounts to approximately $1,685,850 for the quarter which was offset by the approximately 151,206,000 minute volume increase, resulting in the approximately $9,114,000 increase in retail revenue for the three-month period ended July 31, 2002.

Cost of sales for the current six-month period was approximately $36,156,000, a decrease of approximately $12,932,000 or 26.3%. These changes were favorable in relation to the 13.9% decrease in sales for the six-month period. The decrease in cost of sales was primarily due to a decrease in carrier volume of approximately $25,325,000.

Cost of sales for the three-month period ended July 31, 2002 was approximately $18,483,000, a decrease of approximately $3,866,000 or 17.3%. These changes were favorable in relation to the 11.1% decrease in revenues in the second quarter. The decrease in cost of sales was primarily due to the reduced volume of carrier traffic of approximately $12,326,000. These savings were offset by the cost of additional retail volume of approximately $9,114,000.

Selling, general and administrative expense for the six-month period increased to approximately $20,870,000, an increase of approximately $6,800,000 or 48.3%. For the quarter ended July 31, 2002, selling, general and administrative expense was approximately $11,329,000, an approximate $4,828,000, or a 74.3% increase over the comparative quarter in the last fiscal year. The increase of approximately $6,800,000 for the six-month period was primarily due to an increase in sales, general and administrative costs acquired in the Capsule merger of $6,878,000; additional amortization of intangible assets related to the Capsule merger of $1,600,000; an increase in rent expenses related to the addition of the Tennessee Call Center and the addition of the Chattanooga and Dallas Switch sites of $390,000. These increases were partially offset by reductions in provision for doubtful accounts of $911,000 due to a reduction in high risk wholesale business, a reduction in salary expense of $1,309,000 due to reductions in force and miscellaneous cost savings of $140,000. For the three month period ended July 31, 2002, the increase of approximately $4,828,000 was comprised primarily of increased sales, general and administrative costs acquired from the Capsule merger of $3,980,000 and additional amortization of intangibles related to the same merger of $736,000; partially offset by a miscellaneous cost savings of $112,000.


For the reasons described above, the operating loss for the six-month period ended July 31, 2002 was approximately $6,789,000, an increase of approximately $1,968,000 from the six-month period ended July 31, 2001. The operating loss for the three-month period ended July 31, 2002 was approximately $4,131,000, an increase of approximately $4,173,000 over the prior year's three-month period ended July 31, 2001.

Total other loss, net, for the current six-month period was approximately $185,000 as compared to approximately $314,000 of total other income, net, recorded in the prior year six-month period. Total other income for the current fiscal quarter was approximately $13,000 as compared to approximately $43,000 of total other income recorded in the comparable period during the prior fiscal year.

During the second quarter of the fiscal year 2003, Covista received a tax refund of $511,220; which reflected a change in IRS regulations regarding net operating loss carrybacks.

Basic and diluted loss per Common Share was $0.51 per share for the current six-month period ended July 31, 2002 as compared to $0.47 loss per share for the six-months ended July 31, 2001. Basic and diluted loss per Common Share was $0.28 per share for the current three-month period ended July 31, 2002 as compared to earnings of $0.01 per Common Share for the three-months ended July 31, 2001.

Liquidity and Capital Resources

At July 31, 2002, Covista had a working capital deficit of approximately $13,192,000, an increase of approximately $1,865,000 as compared to January 31, 2002. The ratio of current assets to current liabilities at July 31, 2002 was 0.55:1, as compared to the ratio of 0.8:1 at January 31, 2002. The decrease in working capital and increase in working capital deficit at July 31, 2002 was primarily attributable to a decrease in investments available for sale of approximately $440,000; a decrease in notes receivable of $500,000; a decrease in prepaid expenses of approximately $1,108,000; an increase in current portion of long term debt of approximately $2,395,000; in increase of accounts payable of approximately $2,133,000; and an increase in other current liabilities of $2,962,000. These reductions in working capital were partially offset by an increase in cash of approximately $2,568,000; an increase in accounts receivable of approximately $4,164,000; an increase in prepaid network capacity of $400,000; and a decrease in accrued salaries payable of approximately $543,000.

On February 21, 2002, Covista announced that on February 20, 2002, its Board of Directors had approved the private sale of additional Common Stock of up to $12,500,000. The investment includes a cash infusion of $7,000,000 already received , contribution of $3,300,000 of fixed assets and $2,200,000 cash to be received upon shareholder approval. The total debt or Common Stock and the conversion of all existing long-term debt for debt or Common Stock to Common Stock at the rate of $5.00 per share, which was the closing price for the Common Stock on the date authorized by the Board. The commitment for funding for the investment and the conversion of the indebtedness is anticipated to come primarily from the current Chairman of Covista's Board or his designee's and is subject to shareholder's approval at the next Annual Meeting, or a special meeting of Shareholders to be convened for such purpose. Finally, the company is planning to obtain a line of credit from a bank. If such line of credit is not obtained, the Chairman of the Board has committed to loaning $2 million to the Company through at least the second quarter of fiscal 2004.

The increase in cash of approximately $2,568,000 was the result primarily of proceeds from the sale of Common Stock of $277,000; proceeds from a long term loan received from a major shareholder of approximately $6,375,000; the proceeds from the sale of marketable securities of approximately $440,000; cash acquired in the acquisition of Capsule Communications of approximately $1,179,000 and net proceeds from bank borrowings of approximately $141,000. These increases were offset by cash used in operations of approximately $4,487,000; and purchases of property and equipment of approximately $1,345,000.

Capital Expenditures

Capital expenditures for the six-month period ended July 31, 2002 were approximately $1,345,000. The major expenditures were approximately $1,163,000 for new switches installed as part of Covista's network expansion; approximately $57,000 for equipment and fixtures for Covista's Tennessee call center; and approximately $125,000 for software and hardware upgrades to the local area network (LAN).

Capital expenditures for the remainder of Fiscal 2003 are estimated at approximately $125,000 and are expected to be financed from funds provided from operations.

Prepaid Network Capacity

On July 2, 2001, Covista received a loan from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $4,000,000. This loan will be converted to equity upon shareholder approval which approval is expected to be sought at Covista's Annual Shareholder meeting planned to be held prior to the end of calendar year 2002. Covista currently has the necessary votes to approve the conversion.

The proceeds of the loan were used to purchase a 10-year commitment for approximately 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party. The unaffiliated party has filed for Chapter 11 reorganization; however, as of the date of this report, is continuing to perform under the agreement, and therefore, management does not believe that this asset is impaired. However, management was unable to determine if this carriers' bankruptcy filing will impact the carrier's ability to fulfill its obligation to Covista under the prepaid network capacity agreement.

As of the date hereof, Covista has used 30 million DS-0 channel miles of telecommunications network capacity against the 2.8 billion DS-0 total prepaid network capacity, of which $400,000 has been classified as a current asset and based on anticipated usage in the next 12 months the remainder of the prepaid capacity amount of approximately $3,200,000 is included in other assets.


Subsequent Event

Covista completed its move to Chattanooga and took a charge in the period of approximately $273,000 for severance costs for terminated employees, which this charge has been fully expensed in the current period.

Accounts Receivable and Credit Risk

Accounts receivable subjects Covista to the potential for credit risk with customers in the retail and wholesale segments. To reduce credit risk, Covista performs ongoing evaluations of its customers' financial condition and, except in situations where the risk warrants it, Covista does not require a deposit or other collateral. Accounts receivable of approximately $14,417,000, net of the reserve for uncollectible accounts totaling approximately $6,586,000, represents approximately 30.0% of the total assets of Covista.


No one customer accounts for greater than eight percent of the total revenues. In the wholesale segment, which contains Covista's largest customers, Covista has been able to reduce credit risk by using reciprocal arrangements with certain customers, which are also Covista's suppliers, to offset outstanding receivables. Covista has historically maintained a better than three percent ratio of bad debts to revenues. For the three-month period ended July 31, 2002, this ratio was less than 2.4%. Covista also measures accounts receivable turnover (as measured in days sales outstanding). For the periods ended July 31, 2002 and 2001 days sales outstanding were 89.6 days and 117.9 days, respectively.

The Company is in the process of integrating the Covista and Capsule customer service databases, and is currently processing the Capsule billing on the Covista billing platform.


Related Party Transactions

Jay J. Miller, a Director of Covista, has provided various legal services for Covista in Fiscal 2003. In the second quarter, Fiscal 2003, Covista accrued $16,000 to Mr. Miller for services rendered and accrued for in Fiscal 2003. As of July 31, 2002, Covista owed Mr. Miller $16,000. Covista believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to Covista than could have been obtained from an unrelated third party.

Leon Genet, a Director of Covista, has provided agent services for Covista through his wholly-owned Registrant, LPJ, Inc. During the second quarter, Fiscal 2003, LPJ, Inc. was paid commissions of $15,024. The commissions paid to LPJ, Inc. were computed on the same basis as other independent agents retained by Covista.

Covista has entered into a lease agreement for approximately 28,000 square feet of office space in Chattanooga, Tennessee, with Henry G. Luken III Chairman of the Board and a principal shareholder of Covista. The term of the lease is for five years beginning September 1, 2001. The lease provides for annual rent of $86,400 from September 1, 2001 to August 30, 2002; $115,200 from September 1, 2002 to August 30, 2003; $144,000 from September 1, 2003 to August 30, 2004, with the last two years to be $144,000 annually adjusted for the Consumer Price Index. Covista believes that such premises are leased on terms not less favorable than an arm's length transaction. For the second quarter FY 2003 Covista has paid Henry G. Luken III $21,600 for rent of office space.

As of July 31, 2002, Covista received loans from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $7,000,000. These loans will be converted to equity upon shareholder approval which approval is expected to be sought at Covista's Annual Shareholder meeting planned to be held prior to the end of calendar year 2002. Covista currently has the necessary votes to approve the conversion.


                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

Revenue Recognition
-------------------

Covista's revenues, net of sales discounts, are recognized in the period in which the service is provided, based on the number of minutes of telecommunications traffic carried, and a rate per minute. Access and other service fees charged to customers, typically monthly, are recognized in the period in which service is provided.

Deferred Line Installation Costs
--------------------------------

Deferred line installation costs are costs incurred by Covista for new facilities and costs incurred for connections from within the Covista's network to the network of other telecommunication suppliers (such as Verizon, MFS and other carriers). Amortization of such line installation costs is provided using the straight-line method over the contract life of the lines ranging from three to five years.

Long-Lived Assets
-----------------

Covista accounts for the impairment of long-lived assets and for long-lived assets to be disposed of by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses annually and when indications of impairment are present. Long-lived assets to be disposed of, if any, are evaluated in relation to the net realizable value. If impairment is indicated, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on Covista's weighted average cost of capital. If the carrying value of the asset exceeds the fair value of the asset, the difference will be charged to the results of operations in the period in which the impairment occurred. Based on Covista's analysis of future undiscounted cash flow, which are in excess of the carrying value of its long-lived assets, there does not appear to be an impairment as of July 31, 2002.

On July 2, 2001, Covista received a loan from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $4,000,000. This loan will be converted to equity upon shareholder approval which approval is expected to be sought at Covista's Annual Shareholder meeting planned to be held prior to the end of calendar year 2002. Covista currently has the necessary votes to approve the conversion.

The proceeds of the loan were used to purchase a 10-year commitment for approximately 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party. The unaffiliated party has filed for Chapter 11 reorganization; however, as of the date of this report, is continuing to perform under the agreement, and therefore, management does not believe that this asset is impaired. However, management was unable to determine if this carriers' bankruptcy filing will impact the carrier's ability to fulfill its obligation to Covista under the prepaid network capacity agreement.

As of the date hereof, Covista has used 30 million DS-0 channel miles of telecommunications network capacity against the 2.8 billion total prepaid network capacity, of which $400,000 has been classified as a current asset and based on anticipated usage in the next 12 months the remainder of the prepaid capacity amount of approximately $3,200,000 is included in other assets.

Goodwill
--------

Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. Goodwill added subsequent to January 1, 2002 is not being amortized in accordance to SF142. The carrying value of goodwill is evaluated for impairment on an annual basis. Management also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. If it is determined that an impairment in value has occurred, goodwill will be written down to the present value of the expected future operating cash flows to be generated by the respective reporting unit.

Vendor Disputes
---------------

In the normal course of business Covista will file disputes with its service suppliers. Covista accounting policy is to record the invoiced amount to cost of sales, which may include disputed amounts. When the dispute is resolved and the credit is received, the amount is credited to cost of sales. Open disputes included in cost of sales for the six-month period and the three-month period ended July 31, 2002 are approximately $109,000 and $55,000, respectively.

Intangible Assets
-----------------

Intangible assets are carried at cost, less accumulated amortization, and are amortized on a double-declining or straight-line basis over their expected lives based upon managements' expectation regarding the timing of future realization. Covista does not currently have any indefinite-lived intangible assets, which are not subject to amortization.

Market Risk
-----------

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As Covista holds no marketable securities at July 31, 2002, the exposure to interest rate risk relating to marketable securities no longer exists. Covista does not hold any derivatives related to its interest rate exposure. Covista also maintains long-term debt at fixed rates. Due to the nature and amounts of Covista's note payable, an immediate 10% change in interest rates would not have a material effect in Covista's results of operations over the next fiscal year. Covista's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated statements as a whole.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEMS 1 - 6           Not applicable

I, A. John Leach, Jr., certify that;

     1)   I have reviewed this quarterly report on Form 10-Q of Covista;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in quarterly annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Covista as of, and for, the periods presented in this annual report;

     4) Covista's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Covista are have;

                a) designed such disclosure controls and procedures to ensure that material information relating to Covista, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness Covista's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) Covista's other certifying officers and I have disclosed, based on our most recent evaluation, to Covista's auditors and the audit committee of Covista's board of directors (or persons performing the equivalent functions);

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect Covista's ability to record, process, summarize, and report financial data, and I have identified for Covista's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in Covista's internal controls; and

     6) Covista's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:______________                    ________________________
                                                   [Signature]
                                                   [Title]

I, Thomas P. Gunning., certify that;

     1)   I have reviewed this quarterly report on Form 10-Q of Covista;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in quarterly annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Covista as of, and for, the periods presented in this annual report;

     4) Covista's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Covista are have;

                a) designed such disclosure controls and procedures to ensure that material information relating to Covista, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness Covista's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) Covista's other certifying officers and I have disclosed, based on our most recent evaluation, to Covista's auditors and the audit committee of Covista's board of directors (or persons performing the equivalent functions);

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect Covista's ability to record, process, summarize, and report financial data, and I have identified for Covista's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in Covista's internal controls; and

     6) Covista's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:______________                        ________________________
                                                       [Signature]
                                                       [Title]

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Covista Communications, Inc. on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John Leach, Jr., President and CEO of Covista Communications, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

     1) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all. material respects, the financial condition and result of operations of Covista Communications, Inc.

Date:
     ------------------                                ------------------------

                                                           [Signature]
                                                           [Title]

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Covista Communications, Inc. on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas P. Gunning, CFO of Covista Communications, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

     3) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Covista Communications, Inc.

Date:
     ------------------                                ------------------------

                                                           [Signature]
                                                           [Title]

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COVISTA COMMUNICATIONS, INC.
                                           (Registrant)


Date: September 20, 2002            By:   /s/ A. John Leach, Jr.
                                         -----------------------
                                              A. John Leach, Jr.
                                              President and Chief
                                              Executive Officer



Date: September 20, 2002            By:  /s/  Thomas P. Gunning
                                        -----------------------
                                              Thomas P. Gunning,
                                              Vice President, Chief Financial
                                              Officer and Principal Accounting
                                              Officer