Form 10-Q
period 2002-10-31
COVISTA COMMUNICATIONS INC
filed 2002-12-16
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: October 31, 2002
                                           ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
                                          ----------   -----------

                          Commission File Number 0-2180

                          COVISTA COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                        22-1656895
------------------------------                              --------------
 (State or other Jurisdiction                             (I.R.S. Employer
incorporation or organization)                          Identification No.)

                  4803 Highway 58 North, Chattanooga, TN 37416
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (423) 648-9700

                150 Clove Road, 8th Floor, Little Falls, NJ 07424
                -------------------------------------------------
           (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether Covista (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Covista was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at December 16, 2002
----------------------------             --------------------------------
Common Share, $.05 par value                     12,698,752 shares

                          COVISTA COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                        THIRD QUARTER REPORT ON FORM 10-Q

                                      INDEX

                                                                                    Page No.
PART I. FINANCIAL INFORMATION

         Condensed Consolidated Statements of Operations and
                  Comprehensive Loss
                  Nine months ended October 31, 2002 and 2001
                  (unaudited) and three months ended October 31,
                  2002 and 2001 (unaudited)                                                2

         Condensed Consolidated Balance Sheets
                  October 31, 2002 (unaudited), and
                  January 31, 2002                                                       3-4

         Condensed Consolidated Statements of Cash Flows
                  Nine months ended October 31, 2002 and 2001
                  (unaudited)                                                              5

         Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                                 6-9

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        11-13

PART II. OTHER INFORMATION

         Items 1-5                                                                        18

         Item 6. Exhibits and Reports on Form 8-K                                         18

SIGNATURES                                                                                23

                    COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                          ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                              Nine Months Ended                     Three Months Ended
                                                              -----------------                     ------------------
                                                                  October 31,                           October 31,
                                                                  -----------                           -----------
                                                            2002               2001               2002               2001
                                                        -----------        -----------        -----------        -----------
NET SALES                                               $77,002,274        $78,803,039        $26,773,184        $20,466,685
                                                        -----------        -----------        -----------        -----------
Costs and Expenses
              Cost of sales                              54,341,941         64,423,267         18,185,528         15,335,763
              Selling, general and administrative        30,717,399         20,990,705          9,846,672          6,921,048
                                                        -----------        -----------        -----------        -----------
              Total costs and expenses                   85,059,340         85,413,972         28,032,199         22,256,811
                                                        -----------        -----------        -----------        -----------
                                                        -----------        -----------        -----------        -----------
OPERATING LOSS                                           (8,057,066)        (6,610,933)        (1,259,015)        (1,790,126)
                                                        -----------        -----------        -----------        -----------
Other Income (Expense)
              Interest income                                44,576             94,392                247             18,752
              Other income                                   26,472            305,267             33,680
              Interest expense                             (388,457)          (154,783)          (133,144)          (121,256)
                                                        -----------        -----------        -----------        -----------
              Total other income (expense)                 (317,409)           244,876           (132,897)           (68,824)
                                                        -----------        -----------        -----------        -----------
Loss before benefit from income taxes                    (8,374,475)        (6,366,057)        (1,391,912)        (1,858,950)
Benefit from income taxes                                   511,220                  -                  -                  -
                                                        -----------        -----------        -----------        -----------
NET LOSS                                                 (7,863,255)        (6,366,057)        (1,391,912)        (1,858,950)

COMPREHENSIVE LOSS                                      $(7,863,255)       $(6,366,057)       $(1,391,912)       $(1,858,950)
                                                        ===========        ===========        ===========        ===========
BASIC LOSS PER COMMON SHARE                             $     (0.62)       $     (0.64)       $     (0.11)       $     (0.17)
                                                        -----------        -----------        -----------        -----------
DILUTED LOSS PER COMMON SHARE                           $     (0.62)       $     (0.64)       $     (0.11)       $     (0.17)
                                                        -----------        -----------        -----------        -----------
DIVIDENDS PER SHARE                                            NONE               NONE               NONE               NONE

            See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 October 31,      January 31,
                                                                     2002            2002
                                                                 -----------      -----------
                                                                 (Unaudited)        (Note)
ASSETS
CURRENT ASSETS:
                  Cash and cash equivalents                      $ 3,381,369      $ 1,379,038
                  Investments available for sale                           -          439,773
                  Notes receivable                                         -          500,000
                  Accounts receivable, net                        16,937,991       10,252,837
                  Prepaid expenses and other current assets          534,164        1,373,780
                                                                 -----------      -----------
                  TOTAL CURRENT ASSETS                            20,853,524       13,945,428
                                                                 -----------      -----------
PROPERTY AND EQUIPMENT, NET                                       14,557,592       12,489,626
                                                                 -----------      -----------
OTHER ASSETS:
                  Deferred line installation costs, net              579,519          174,785
                  Intangible assets, net                           2,441,532                -
                  Goodwill, net                                    8,307,850                -
                  Other assets                                     3,962,091        4,646,952
                                                                 -----------      -----------
                                                                  15,290.992        4,821,737
                                                                 -----------      -----------
                                                                 $50,702,109      $31,256,791
                                                                 ===========      ===========

                        Note: The condensed consolidated balance sheet at January 31, 2002 has been derived from the audited consolidated financial statements at that date.


            See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              October 31,        January 31,
                                                                 2002                2002
                                                              -----------        -----------
                                                              (Unaudited)           (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
                  Current portion of long-term debt           $ 1,659,583        $   381,405
                  Accounts payable                             26,023,878         19,465,274
                  Other current and accrued liabilities         6,544,898          4,434,795
                  Salaries and wages payable                      409,441            991,012
                                                              -----------        -----------
TOTAL CURRENT LIABILITIES                                      34,637,801         25,272,486
                                                              -----------        -----------
OTHER LONG-TERM LIABILITIES                                         2,578             15,466
                                                              -----------        -----------
LONG-TERM NOTE PAYABLE - BANK                                   2,377,029              --
LONG-TERM NOTE PAYABLE - SHAREHOLDER                            7,000,000          4,400,000
                                                              -----------        -----------
TOTAL NOTES PAYABLE                                             9,377,029          4,400,000

SHAREHOLDERS' EQUITY
                  Common stock                                    711,443            619,288
                  Additional paid-in-capital                   38,521,038         25,650,098
                  Accumulated deficit                         (31,102,339)       (23,255,107)
                                                              -----------        -----------
                                                                8,130,142          3,014,279
                  Treasury stock                               (1,445,440)        (1,445,440)
                           Total Shareholders' Equity           6,684,702          1,568,839
                                                              -----------        -----------
                                                              $50,702,109        $31,256,791
                                                              ===========        ===========

                      Note: The condensed consolidated balance sheet at January 31, 2002 has been derived from the audited consolidated financial statements at that date.

            See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                  October 31,
                                                                            2002               2001
                                                                       ------------        -----------
OPERATING ACTIVITIES:
              Net loss                                                 $ (7,863,255)       $(6,366,057)
              Adjustment for non-cash charges                             6,918,842          5,691,632
              Gain on sale of marketable securities                               -           (262,234)
              Changes in assets and liabilities, net of effect of
                acquisitions                                               (441,463)        (2,162,645)
                                                                       ------------        -----------
              Net cash used in operating activities                      (1,385,876)        (3,099,304)
                                                                       ------------        -----------
INVESTING ACTIVITIES:
              Cash acquired in purchase of business                       1,179,165             90,402
              Proceeds on sale of marketable securities                     439,773          1,141,302
              Purchases of marketable securities                                  -           (608,369)
              Purchase of prepaid network capacity                                -         (4,000,000)
              Purchase of property and equipment                         (3,028,664)        (4,182,146)
              Proceeds from sale and leaseback transaction                        -          1,245,339
              Additions to deferred line installation costs                (464,734)           (32,803)
                                                                       ------------        -----------
              Net cash used in investing activities                      (1,814,466)        (6,346,275)
                                                                       ------------        -----------
FINANCING ACTIVITIES:
              Sale of common stock                                          315,963          6,326,666
              Proceeds of loan from shareholder                           2,600,000          4,000,000
              Proceeds from Bank Note                                     3,775,000
              Repayments of bank borrowings                              (1,488,296)          (456,972)
                                                                       ------------        -----------
              Net cash provided by  financing activities                  5,202,667          9,869,694
                                                                       ------------        -----------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                                2,002,331            424,115
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,379,038          2,691,889
                                                                       ------------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  3,381,369        $ 3,116,004
                                                                       ============        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
              Cash paid (received) during the period for:
                                         Interest                      $    346,679        $    46,339
                                         Income taxes                  $   (511,220)       $   (16,828)
              Business Acquired
                  Fair Value of Assets excluding cash                  $ 21,849,458         (2,162,145)
                  Less Liability Assumed                                (10,056,503)
                  Less: Stock Consideration for business acquired        12,972,127
                  Cash Acquired                                           1,179,172             90,402


            See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Covista Communications, Inc. (formerly Total-Tel USA Communications, Inc.) and Subsidiaries (Covista) for the fiscal year ended January 31, 2002. In the opinion of Management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective for Covista's fiscal years beginning February 1, 2003. SFAS 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. Covista is currently assessing, but has does not expect the impact of SFAS 143 to be material to its financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets", which is effective for all fiscal years beginning after December 15, 2001. SFAS 144 replaces the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 requires that long-lived assets to be measured at the lower of the carrying amount or fair value, less cost to sell, whether included in continuing operations or in discontinued operations. Covista is currently assessing, but does not expect the impact of SFAS 144 to be material to its financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various other technical corrections to existing pronouncements. This statement will be effective for Covista for the year ending January 31, 2003. The adoption of this statement is not expected to have a material effect on our results of operations or financial position.

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

NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share:

                                                      Nine-Months Ended                     Three-Months Ended
                                                October 31,        October 31,        October 31,        October 31,
                                                   2002               2001               2002               2001
                                               -----------        -----------        -----------        -----------
Numerator:
     Loss available to                         $(7,863,255)       $(6,366,057)       $(1,391,912)       $(1,858,950)
     Common Shareholders used in basic
     and diluted loss per Common Share
Denominator:
     Weighted-average number of Common          12,612,053          9,990,562         12,697,673         10,820,365
     Shares used in basic loss per
     Common Share (1)

     Effect of diluted securities:
       Common share options                              -                  -                  -                  -
                                               -----------        -----------        -----------        -----------
     Weighted-average number of Common          12,612,053          9,990,562         12,697,673         10,820,365
     Shares and diluted potential Common
     Shares used in diluted loss per
     Common Share
Basic and diluted loss per Common Share        $     (0.62)       $     (0.64)       $     (0.11)       $     (0.17)
                                               -----------        -----------        -----------        -----------

     (1) Common Shares subject to options are not included in the calculation of diluted loss per Common Share for the nine month periods ended October 31, 2002 and 2001, and the three-month period ended October 31, 2002, as doing so would be antidilutive due to the net loss per Common Share.

NOTE D - SEGMENT REPORTING

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

     Summarized financial information concerning Covista's reportable segments is shown in the following table:

                          Retail            Wholesale            KISS LD            Total
                          ------            ---------            -------            -----
Nine Months Ended
October 31, 2002

Net Sales               $60,327,000        $11,389,000         $5,286,000        $77,002,000
Gross margin             19,512,000          1,139,000          2,009,000         22,660,000
Operating loss           (6,365,000)        (1,128,000)          (564,000)        (8,057,000)

Nine-Months Ended
October 31, 2001

Net Sales               $36,717,000        $42,086,000                N/A        $78,803,000
Gross margin             13,062,000          1,318,000                N/A         14,380,000
Operating loss           (4,457,000)        (2,153,000)               N/A         (6,611,000)

                          Retail            Wholesale            KISS LD            Total
                          ------            ---------            -------            -----
Three Months Ended
October 31, 2002

Net Sales               $20,788,000         $3,099,000         $2,886,000        $26,773,000
Gross margin              7,181,000            310,000          1,097,000          8,588,000
Operating loss           (1,053,000)           (45,000)          (161,000)        (1,259,000)

Three Months Ended
October 31, 2001

Net Sales               $11,996,000         $8,471,000                N/A        $20,467,000
Gross margin              4,284,000            847,000                N/A          5,131,000
Operating loss           (1,495,000)          (295,000)               N/A         (1,790,000)

NOTE E - INCOME TAXES

For the fiscal year ended January 31, 2002, Covista established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the quarter ended October 31, 2002, Covista continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the quarter's net operating loss. The result is that the net deferred tax asset of approximately $14,278,000 is fully offset by the valuation allowance and, as such, does not appear on the balance sheet. It will be reflected at net recoverable value when the net deferred tax asset can be utilized in future periods.

During the second quarter of the fiscal year 2003, Covista received a tax refund of $511,220; which reflected a change in IRS regulations regarding net operating loss carrybacks.

NOTE F - ACQUISITION OF CAPSULE COMMUNICATIONS

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

                                          Nine Months                                    Three Months
                                             Ended                                          Ended
                              October 31, 2002      October 31, 2001        October 31, 2002       October 31, 2001
                              ----------------      ----------------        ----------------       ----------------
Total Revenue                  $77,815,223           $107,019,236            $26,773,184            $29,413,441
Loss attributable to            (7,770,611)            (7,388,496)            (1,391,912)            (2,476,381)
Common stockholders
Basic net loss per                   (0.62)                 (0.74)                 (0.11)                 (0.23)
common share

NOTE G - SHAREHOLDER LOAN

As of October 31, 2002, Covista received loans from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $7,000,000. These loans will be converted to equity upon shareholder approval which approval is expected to be sought at Covista's Annual Shareholder meeting planned to be held December 19, 2002. Covista currently has the necessary votes to approve the conversion.

NOTE H - NOTES PAYABLE

Covista has a revolving $2,000,000 credit facility with Wells Fargo Business Credit Corporation, renegotiated and amended on May 11, 2002, which expires on May 11, 2004. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of Covista. As of October 31, 2002, Covista's outstanding balance on its credit facility was $548,076 leaving approximately $1,451,924 available based on collateral for future borrowing under the credit facility.

The loan agreement contains covenants and restrictions, which, among other things, require maintenance of certain subjective financial performance criteria and restrict encumbrance of assets, creation of indebtedness and places limitations on annual capital expenditures. Covista was not in compliance with several of its covenants in the Loan Agreement; however, Covista received verbal waivers related to such non-compliance relevant to the fiscal period ended October 31, 2002.

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

Results of Operations

Net sales were approximately $77,002,000 for the first nine months of the current fiscal year, a decrease of approximately $1,801,000 or 2.2% as compared to the approximately $78,803,000 recorded in the first nine months of the prior fiscal year. Net sales for the third quarter of the current fiscal year were approximately $26,773,000, an increase of approximately $6,306,000 or 30.8% as compared to the approximately $20,467,000 recorded in the third quarter of the prior fiscal year.

Wholesale revenue for the nine-month period was approximately $11,389,000, a decrease of approximately $30,696,620 or 73% from the nine month period ended October 31, 2001. For the quarter ended October 31, 2002, wholesale revenue was approximately $3,099,000, a decrease of approximately $5,372,000 or 63.4% over the comparative quarter in the last fiscal year. Wholesale minutes sold in the nine-month period ended October 31, 2002 were approximately 148,615,000 minutes, a decrease of approximately 234,143,000 minutes or 61.1% from the nine-month period ended October 31, 2001. Wholesale minutes sold in the quarter ended October 31, 2002 were approximately 32,578,000 minutes, a decrease of approximately 49,309,000 minutes or 60.2% from the third quarter of the prior fiscal year. For the nine-month period, the decline in revenue also reflected the competitive wholesale market place and the business failure of several wholesale customers, both trends that Covista believes will continue. Competitive pressures on sales price have resulted in a 34.7% decline in the average selling rate. Covista also has attempted to limit its exposure to the business failures experienced within the industry by tightening up credit limits on all wholesale accounts. Covista has strategically reduced the Wholesale segment of its business.

Retail revenues for the nine-month period were approximately $61,205,000, an increase of approximately $24,488,000 or 66.7% from the nine-month period ended October 31, 2001. For the quarter ended October 31, 2002, retail revenues were approximately $20,788,000, an approximately $8,792,000 or 73.2% increase over the comparative quarter in the last fiscal year. Retail minutes sold in the nine-month period ended October 31, 2002 were approximately 824,279,000 minutes, an increase of approximately 353,487,000 minutes or 75% over the nine-month period ended October 31, 2001. Retail minutes sold in the quarter ended October 31, 2002 were approximately 276,585,000 minutes, an increase of approximately 109,487,000 minutes, or 65.5% over the third quarter of the prior fiscal year. The increase in volume results primarily from the acquisition of Capsule Communications. However, the decrease in revenue per minute results from the extreme pricing pressures existing within the industry. Covista has experienced a rate decrease of 7.3% for the nine-month period ended October 31, 2002 and 3.1% for the three-month period ended October 31, 2002. The extreme pricing pressures experienced in the industry is a trend that the Company believes may continue.

KissLD revenues (a product sold to retail consumers) for the nine month period were approximately $5,286,000. KissLD is a new product offering for the current fiscal year and, therefore, does not have prior year comparatives. The total minutes sold for KissLD for the nine month period was approximately 103,472,000. For the three month period ended October 31, 2002, sales were approximately $2,886,000 for KissLD. KissLD minutes sold for the three month period ended July 31, 2002 were approximately 57,511,000.

Cost for the current nine-month period was approximately $54,342,000, a decrease of approximately $10,081,000 or 15.6% from the nine- month period ended October 31, 2001. These changes were favorable in relation to the 2.2% decrease in sales for the nine-month period. The decrease in cost of sales was due primarily to a decrease of approximately 234,143,000 wholesale minutes equating to approximately $27,627,000. This savings was offset with the cost of the increase in retail volume of approximately $17,595,000.

Cost of sales for the three-month period ended October 31, 2002 was approximately $18,186,000, an increase of approximately $2,850,000 or 18.6% from the third quarter of the prior fiscal year. These changes were favorable in relation to the 30.8% increase in revenues in the third quarter. The increase in cost of sales was due primarily to the Capsule acquisition.


In the normal course of business, Covista files disputes with its service providers. Covista's accounting policy is to record the invoiced amount to cost of sales, which may include disputed amounts. When the dispute is resolved and the credit is received, the amount is credited to cost of sales. Open disputes included in cost of sales for the nine-month period and the three-month period ended October 31, 2002 are approximately $3,116,000 and $3,007,000, respectively.

Selling, general and administrative expense for the nine-month period increased to approximately $30,717,000, an increase of approximately $9,727,000, or 46.3% over the nine-month period ended October 31, 2001. For the quarter ended October 31, 2002, selling, general and administrative expense was approximately $9,847,000; an approximate $2,926,000 or 42.2% increase over the comparative quarter in the last fiscal year.

The increase in selling, general and administrative expenses of approximately $9,727,000 for the nine-month period was primarily due to an increase in commission expense of approximately $4,045,000 related to the added agent commissions of the Capsule agent program, an increase in salaries of approximately $2,906,000 related to the addition of Capsule salaries and expansion of the Tennessee call center staff; an increase in marketing expense of approximately $2,731,000 related to the KissLD marketing program, an increase in office expense of approximately $1,265,000 due to the addition of the Tennessee call center, the addition of Capsule general and administrative costs G&A, and the one time relocation costs of the corporate headquarters; and other miscellaneous selling, general and administrative expenses of $130,000. This was partially offset by a reduction in bad debt expense of approximately $1,349,000 for the same period.

For the three-month period ended October 31, 2002, the net increase in selling, general and administrative expenses of approximately $2,926,000 was comprised primarily of increase in commission expense of approximately $1,459,000 from the acquisition of the Capsule agent program, an increase in office expense of approximately $626,000 due to the one time relocation costs of the corporate headquarters to downtown Chattanooga, TN, and the addition of Capsule general and administrative costs, an increase in salaries of approximately $436,000 from the addition of Capsule salaries, an increase in benefits of approximately $231,000, an increase in equipment rental of approximately $195,000, an increase in franchise taxes of approximately $127,000, an increase in postage of approximately $88,000, increase in marketing expense of approximately $84,000, and other miscellaneous expenses of $8,000. This was partially offset by a reduction in bad debt expense of approximately $172,000 and a reduction in legal expense of $156,000.

For the reasons described above, the operating loss for the nine-month period ended October 31, 2002 was approximately $8,057,000, an increase of approximately $1,448,000 from the nine-month period ended October 31, 2001 The operating loss for the three-month period ended October 31, 2002 was approximately $1,259,000, an improvement of approximately $531,000 over the prior year's three-month period ended October 31, 2001.

Total other expense, net, for the current nine-month period was approximately $317,000 as compared to approximately $245,000 of total other income, net, recorded in the prior year nine-month period. The approximately $562,000 change for the nine-month period is primarily due to the reduction in sale of marketable securities of approximately $262,000, offset by an increase in interest expense of approximately $234,000 and a reduction in interest income of approximately $50,000. Total other expense, net, for the current fiscal quarter was approximately $133,000 as compared to approximately $69,000 of total other expense, net, recorded in the comparable period during the prior fiscal year. This change was due to an increase in interest expense.

Basic and diluted loss per Common Share was $0.62 per share for the current nine-month period ended October 31, 2002 as compared to $0.64 loss per share for the nine-months ended October 31, 2001. Basic and diluted loss per Common Share was $0.11 per share for the current three-month period ended October 31, 2002 as compared to $0.17 loss per Common Share for the three-months ended October 31, 2001.

Liquidity and Capital Resources

At October 31, 2002, Covista had a working capital deficit of approximately $13,784,000, an increase of deficit of approximately $2,457,000 as compared to January 31, 2002. The ratio of current assets to current liabilities at October 31, 2002 was 0.60:1, as compared to the ratio of 0.55:1 at January 31, 2002. The increase in the working capital deficit at October 31, 2002 was primarily attributable to an increase in accounts payable of approximately $6,559,000; a decrease in prepaid expenses and other current assets of approximately $840,000 and an increase in the current portion of long term debt of approximately $1,278,000. This was offset by an increase in accounts receivable of approximately $6,685,000; an increase in cash and cash equivalents of approximately $2,002,000; a decrease in investments available for sale of approximately $440,000; and a increase in accrued liabilities of approximately $2,110,000.

The increase in cash of approximately $2,002,000 was the result primarily of proceeds from the sale of Common Stock of $315,963; proceeds from a long-term loan received from a major shareholder of $2,600,000; the proceeds from the sale of marketable securities of approximately $439,773; the proceeds of a note payable of approximately $3,775,000 and cash acquired in the purchase of businesses of approximately $1,179,165. These increases were offset by cash used in operations of approximately $1,386,000; and payment of line installation casts of approximately $405,000, purchases of Property, Plant, and Equipment of approximately $3,029,000 and repayment of bank borrowings of approximately $1,488,000.

On February 20, 2002, Covista's Board of Directors approved the private sale of additional Common Stock of up to $12,500,000. The investment includes a conversion into common stock, of $6,800,000 of debt, contribution of $3,500,000 of fixed assets and $2,200,000 of cash to be received at the rate of $2.867 per share, which was the closing price for the Common Stock for 30 trading days prior to November 1, 2002, as authorized by the Board. The commitment for funding for the investment and the conversion of the indebtedness is from the current Chairman of Covista's Board or his designee's and is subject to shareholder's approval at the next Annual Meeting, to be held on December 19, 2002. Additionally, Covista has received a commitment from W. Thorpe McKenzie, a nominee for election as a director, to purchase an additional 500,000 shares at $2.867 per share for a total of approximately $1,434,000. Finally, the company is seeking a line of credit from a bank. If such line of credit were not obtained, the Chairman of the Board has committed to loaning $2 million to the Company through at least the second quarter of fiscal 2004.

Capital Expenditures

Capital expenditures for the nine-month period ended October 31, 2002 were approximately $3,196,207. These expenditures were financed principally from the proceeds of a long term loan received from a major shareholder. Planned spending for the balance of the fiscal year ending January 31, 2003, includes approximately $100,000 for additional switches and equipment to be installed as part of Covista's network expansion. These expenditures are planned to be financed primarily through vendor financing, sale and leaseback transactions, and additional lines of credit, which Covista intends to negotiate with its current lender or other sources. In addition, Covista may seek to sell privately, additional equity or debt securities. However, there can be no assurance that Covista shall be able to obtain such financing or, if available, the terms thereof shall be favorable.

Prepaid Network Capacity

On July 2, 2001, Covista received a loan from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $4,000,000. This loan will be converted to equity upon shareholder approval which approval is expected to be sought at Covista's Annual Shareholder meeting to be held December 19, 2002. Covista currently has the necessary votes to approve the conversion. The proceeds of the loan were used to purchase a 10-year commitment for approximately 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party. The unaffiliated party has filed for Chapter 11 reorganization; however, as of the date of this report, is continuing to perform under the agreement, and, therefore, management does not believe that this asset is impaired. However, management has been unable to determine if this carrier's bankruptcy will adversely affect the carrier's ability to fulfill its' obligation to Covista under the prepaid network capacity agreement.

As of October 31, 2002, Covista has used 63 million DS-0 channel miles of telecommunications network capacity against the 2.8 billion DS-0 total prepaid network capacity, of which $400,000 has been classified as a current asset and based on anticipated usage in the next 12 months. The remainder of the prepaid capacity amount of approximately $3,200,000 is included in other assets.

Accounts Receivable and Credit Risk

Accounts receivable subject Covista to the potential for credit risk with customers in the retail and wholesale segments. To reduce credit risk, Covista performs ongoing evaluations of its customer's financial condition and except in situations where the risk warrants it, Covista does not require collateral. Accounts receivable of approximately $16,938,000, net of the reserve for uncollectible accounts totaling approximately $6,833,000, represents approximately 33% of the total assets of Covista. No one customer accounts for greater than eight percent of the total revenues and receivables. In the wholesale segment, which contains Covista's largest customers, Covista has been able to ameliorate credit risk by using reciprocal arrangements with the customers, which are also Covista's suppliers, to offset outstanding receivables. Covista has historically maintained a better than three percent ratio of bad debts to revenues. For the nine-month period ended October 31, 2002, this ratio was 4%. Covista also measures net accounts receivable turnover (as measured in days sales outstanding). For the periods ended October 31, 2002 and 2001 days sales outstanding were 59.3 days and 58.5 days respectively.

Related Party Transactions

Jay J. Miller, a Director of Covista, has provided various legal services for Covista in Fiscal 2003. In the third quarter, Fiscal 2003, Covista accrued $13,960 to Mr. Miller for services rendered and accrued for in Fiscal 2003. As of October 31, 2002, Covista owed Mr. Miller $26,100.

Leon Genet, a Director of Covista, has provided agent services for Covista through his wholly-owned Registrant, LPJ, Inc. During the third quarter, Fiscal 2003, LPJ, Inc. was paid commissions of $24,155. The commissions paid to LPJ, Inc. were computed on the same basis as other independent agents retained by Covista.

Covista has entered into three lease agreements for office and switch space in Chattanooga, Tennessee, with Henry G. Luken III, Chairman of the Board and a principal shareholder of Covista. Each lease carries a term of five years. The leases provide for annual rent of $154,986 for fiscal year 2003; $258,290 for fiscal year 2004; $293,336 for fiscal year 2005 and for both fiscal years of 2006 and 2007 the annual rent will be $300,000 and annually adjusted for the Consumer Price Index. For the third quarter FY 2003 Covista has paid Henry G. Luken III $21,600 for rent of office space.

As of October 31, 2002, Covista received loans from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $7,000,000. These loans will be converted to equity upon shareholder approval which approval is expected to be provided at Covista's Annual Shareholder meeting scheduled to be held December 19, 2002.

CRITICAL ACCOUNTING POLICIES


Revenue Recognition

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

Long-Lived Assets

Covista accounts for the impairment of long-lived assets and for long-lived assets to be disposed of by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses annually and when indications of impairment are present. Long-lived assets to be disposed of, if any, are evaluated in relation to the net realizable value. If impairment is indicated, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on Covista's weighted average cost of capital. If the carrying value of the asset exceeds the fair value of the asset, the difference will be charged to the results of operations in the period in which the impairment occurred. Based on Covista's analysis of future undiscounted cash flow, which are in excess of the carrying value of its long-lived assets, there does not appear to be an impairment as of October 31, 2002.

On July 2, 2001, Covista received a loan from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $4,000,000. This loan will be converted to equity upon shareholder approval which approval is expected to be provided at Covista's Annual Shareholder meeting planned to be held December 19, 2002.

The proceeds of the loan were used to purchase a 10-year commitment for approximately 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party. The unaffiliated party has filed for Chapter 11 reorganization; however, as of the date of this report, is continuing to perform under the agreement, and therefore, management does not believe that this asset is impaired. However, management has been unable to determine if this carrier's bankruptcy will impact the carrier's ability to fulfill its' obligation to Covista under the prepaid network capacity agreement.

As of October 31, 2002, Covista has used 63 million DS-0 channel miles of telecommunications network capacity against the 2.8 billion total prepaid network capacity, of which $400,000 has been classified as a current asset and based on anticipated usage in the next 12 months. The remainder of the prepaid capacity amount of approximately $3,200,000 in included in other assets.

Goodwill

Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. Goodwill added subsequent to January 1, 2002 is not being amortized in accordance with SFAS142. The carrying value of goodwill is evaluated for impairment on an annual basis. Management also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. If it is determined that an impairment in value has occurred, goodwill will be written down to the present value of the expected future operating cash flows to be generated by the respective reporting unit.

Vendor Disputes

In the normal course of business, Covista files disputes with its service providers. Covista's accounting policy is to record the invoiced amount to cost of sales, which may include disputed amounts. When the dispute is resolved and the credit is received, the amount is credited to cost of sales. Open disputes included in cost of sales for the nine-month period and the three-month period ended October 31, 2002 are approximately $3,116,000 and $3,007,000, respectively.

Intangible Assets

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

Date: December 16, 2002            By:   /s/ A. John Leach, Jr.
                                        -----------------------
                                         A. John Leach, Jr.
                                         President and Chief
                                         Executive Officer

I, Thomas P. Gunning, certify that;

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

Date: December 16, 2002            By:  /s/  Thomas P. Gunning
                                       -----------------------
                                        Thomas P. Gunning,
                                        Vice President, Chief Financial
                                        Officer and Principal Accounting
                                        Officer

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Covista Communications, Inc. on Form 10-Q for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John Leach, Jr., President and CEO of Covista Communications, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

     1) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Covista Communications, Inc.

Date: December 16, 2002            By:   /s/ A. John Leach, Jr.
                                        -----------------------
                                          A. John Leach, Jr.
                                          President and Chief
                                          Executive Officer

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Covista Communications, Inc. on Form 10-Q for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas P. Gunning, CFO of Covista Communications, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

     3) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Covista Communications, Inc.

Date: December 16, 2002            By:  /s/  Thomas P. Gunning
                                       -----------------------
                                          Thomas P. Gunning,
                                          Vice President, Chief Financial
                                          Officer and Principal Accounting
                                          Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Covista has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COVISTA COMMUNICATIONS, INC.
                                  (Registrant)

Date:  December 16, 2002          By:     /s/  A. John Leach
     --------------------              ---------------------
                                          A. John Leach
                                          President and Chief Executive Officer

Date:  December 16, 2002          By:    /s/   Thomas P. Gunning
      ------------------                ------------------------
                                         Thomas P. Gunning,
                                         Vice President, Chief Financial Officer
                                         and Principal Accounting Officer