Form 10-K
period 2003-01-31
COVISTA COMMUNICATIONS INC
filed 2003-05-22
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal year ended January 31, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________________ to _______________.

                          Commission File Number 0-2180

                          COVISTA COMMUNICATIONS, INC.
               (Exact name of Company as specified in its charter)

          New Jersey.                                           22-1656895.
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

               721 Broad Street, Suite 200, Chattanooga, TN 37402
               (Address of principal executive offices)(Zip Code)

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

Aggregate market value (based upon a $2.20 closing price) of the voting stock held by nonaffiliates of Covista as of May 1, 2003: $12,722,820

Number of shares of Common Stock outstanding on May 1, 2003: 17,783,092

                      Documents Incorporated By Reference:
                                      None

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

          Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbor from liability provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Covista "believes", "anticipates", "expects", or words of similar import. Similarly, statements, which describe Covista's future plans, objectives or goals, are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, which are described in, close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Report and Covista undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1. Business

General

          Covista is a long distance telecommunications, Internet and data services provider. Covista operates three distinct business segments: retail, KISSLD and wholesale. Retail is currently the largest segment and provides long distance, data and Internet services to small and medium sized businesses, principally in the Northeast region of the United States. KISSLD is a new segment started in Fiscal 2003, which targets residential users located in areas supported by network facilities. The wholesale segment sells long distance telecommunication services to other carriers for resale. Covista utilizes its own switching equipment and leased fiber optic transmission cable. Covista's product and services include a broad range of voice, data and Internet, including long distance and toll-free services, calling cards, data, Internet access, virtual private network, directory assistance and teleconferencing services. Covista currently operates five switches in various locations. In July 2001, Covista acquired long-term access to nationwide network facilities comprising 2,822,400,000 channel miles of telecommunications capacity measured by length of voice-grade circuits. Covista processes approximately 87.5 percent of all its call volume through its own facilities.

          In the retail market, Covista has segmented potential customers and tailored its service offerings, sales, marketing approach and network development to provide service in a cost-effective manner. Covista applies a dedicated team approach to soliciting and servicing its commercial clients, with substantial involvement of sales, customer service and technical personnel in all aspects of customer relations. Covista intends to continue to maintain its retail marketing efforts on small to medium-sized businesses with sales of $1 million to $60 million and monthly communications bills that range from $500 to $30,000. KISSLD is a new segment that was launched during Fiscal 2003. This segment targets residential users with direct marketing campaigns. The Company expects the KISSLD segment to become the fastest growing of the three. The Company plans to introduce local services into the KISSLD segment during Fiscal 2004. Covista also maintains a wholesale segment.

          During the fiscal year ended January 31, 2003, Covista completed the relocation of its corporate headquarters from Little Falls, New Jersey to Chattanooga, Tennessee and opened a new call center facility in Chattanooga, Tennessee. In addition, the Company operates a network operations center in Chattanooga to monitor and control its New Jersey network and to coordinate its various services. On February 8, 2002, the Company acquired Capsule Communications, Inc. ("Capsule"), a telecommunications carrier providing long-distance telephone communications services to small and medium size business customers and residential customers generally located in the Mid-Atlantic region. Covista maintains sales offices in Paramus, New Jersey and Bensalem, Pennsylvania.

          For Fiscal 2003, Covista had gross revenues of approximately $101 million, derived approximately 75% from retail, 13% from KISSLD and 12% from wholesale. For Fiscal 2002, Covista's gross revenues were approximately $95 million. Prior to the Capsule acquisition and the introduction of KISSLD Covista's retail sales activities historically were concentrated in Northern
New Jersey and New York City, where, Covista believes, approximately half of all United States multinational corporations have headquarters. The Capsule base expanded the Company's retail reach through the Mid-Atlantic States and the KISSLD segment targets customers throughout the United States. See Note 3 to the Consolidated Statements for segment information.

          Covista's principal executive offices are located at 721 Broad Street, Suite 200, Chattanooga, TN 37402, and its telephone number is (423) 648-9700.

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

          The Telecommunications Act of 1996, (the "1996 Act"), is considered to be the most comprehensive reform of the nation's telecommunications laws, affect the development of competition for local telecommunications services. The 1996 Act provides for the removal of legal barriers to entry into the local telecommunications services market, the interconnection of the Incumbent Local Exchange Carrier (the "ILEC") network with competitors' networks and the relaxation of the regulation of certain telecommunications services provided by Local Exchange Carriers ("LECs") and others. Procedures and requirements were established to be followed by the RBOCs, including the requirement that RBOCs offer local services for resale as a precondition to their entering the long distance and telecommunications equipment manufacturing markets.

          The continuing deregulation of the telecommunications industry and technological change has resulted in an increasingly information-intensive business environment. Regulatory, technological, marketing and competitive trends have substantially expanded Covista's opportunities in the converging voice and data communications services markets. For example, technological advances, including rapid growth of the Internet, the increased use of packet switching technology for voice communications, and the growth of multimedia applications, are expected to result in growth in the high-speed data services market.

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

Current Network

          Switches. Currently, Covista operates an advanced telecommunications network that includes five Alcatel switches, located in New York City, Philadelphia, Pennsylvania, Minneapolis, Minnesota, Dallas, Texas and Chattanooga, Tennessee. The Philadelphia switch was acquired upon the merger with Capsule Communications. The New York switch is an Alcatel Megahub DEX600E, which provides interexchange switching capabilities and is currently being used as Covista's international gateway switching platform.

          In July 2001, Covista acquired long-term access to nationwide network facilities comprising 2,822,400,000 channel miles of telecommunications capacity measured by length of voice-grade circuits.

          During Fiscal 2003, Covista billed approximately 1.45 billion minutes, with approximately 87.5% of its minutes carried over its own switches. Covista believes that increasing the traffic carried on its own network should improve operating margins.

          International. Covista is interconnected with a number of United States and foreign wholesale international carriers through its New York switch. The purpose of connecting to a variety of carriers is to provide state-of-the-art, lowest-cost routing and network reliability. These interconnected international carriers have been a source of wholesale international traffic and revenue.

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

          Security and Reliability. Covista has a Network Operating Center (NOC) in Chattanooga, Tennessee, which monitors and controls Covista's network and coordinates its various services from a central location, increasing the security, reliability and efficiency of Covista's operations. Centralized electronic monitoring and control of Covista's network allows Covista to avoid duplication of this function in each switch site. The NOC also helps reduce Covista's per-customer monitoring and customer service costs. In addition, Covista's network employs an "authorized access" architecture. Unlike many telecommunications companies, which allow universal access to their network, Covista utilizes an automatic number identification security screening architecture which ensures only the Automatic Number Identification (ANIs) of those users who have subscribed to Covista's services and have satisfied Covista's credit and provisioning criteria have access to the network. Covista believes that this architecture provides Covista the ability to better control bad debt and fraud in a manner, which is invisible and nonintrusive to the customer. This architecture also allows Covista to better manage network capacity, as unauthorized and unplanned users cannot access the network.

                         PRINCIPAL PRODUCTS AND SERVICES

Product and Service Offerings

          Retail Services. Covista provides telecommunications services to over 152,000 commercial customers, primarily small and medium-sized businesses, located in the Northeastern region of the United States. Covista sells retail services through its independent marketing representatives and web based marketing programs. Retail services accounted for approximately $75,455,000 or 75% of Covista's Fiscal 2003 total revenue. This compares to approximately $47,423,000 of retail revenue in Fiscal 2002. The increase in retail revenue is a result of the acquisition of Capsule Communications.

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

          KISSLD. During Fiscal 2003, Covista introduced a new business segment, KISSLD, a direct marketing program that targets residential customers located in areas supported by the existing company network. At year-end, over 58,000 customers were being billed on a monthly basis. KISSLD revenues accounted for $12,990,000 or 13% of Covista's Fiscal 2003 total revenue.

          Wholesale Services. Covista offers the following wholesale services: domestic and international termination, switch ports, colocation facilities and transport services to a broad spectrum of domestic and international carriers. Covista offers international wholesale termination and transport services primarily to domestic and international telecommunications carriers. Covista's wholesale results were severely affected by the September 11, 2001 terrorist attack. The Company suffered the temporary loss of its New York City switch, which is situated in the immediate vicinity of the World Trade Center. As a result, Covista incurred a significant reduction in wholesale revenues.
The impact of the revenue loss, combined with additional expenses, was in excess of approximately $14,000,000. Covista has filed an insurance claim for losses and expenses associated with the events of September 11, and received an initial $1,000,000 in the FY 2002. The total claim and final settlement cannot be determined at this time. Wholesale revenues were approximately $12,514,000 and $47,889,000 during Fiscal 2003 and Fiscal 2002, respectively. Future Wholesale revenues are expected to decline as management dedicates more focus and resources to the higher margin retail and KISSLD revenues.

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

Market Opportunities

          As a result of the 1996 Act and other Federal, state, and international initiatives, numerous telecommunications markets have been opened to competition. In addition, the increasing globalization of the world economy, along with increased reliance upon data transmission and Internet access, has expanded traditional telecommunications markets. Covista has targeted its services principally to small and medium-sized businesses based upon its belief that such customers are not aggressively targeted by Tier I providers and are underserved with respect to customer service and support. Covista is also targeting residential long distance users with competitive rates for domestic and international long distance usage and plans to offer Local Exchange Services to residential users during FY2004.

                                   COMPETITION

Overview

          Covista operates in a highly competitive industry and estimates that it has less than a 1% share of the market in which it operates. Covista expects that competition will continue to intensify in the future due to regulatory changes, including the continued implementation of the 1996 Act, and further increases in the size, resources, and number of market participants. In each of its markets, Covista will face competition from larger, better capitalized Tier I and Tier II providers and ILECs and CLECs. While new business opportunities may be made available to Covista through the 1996 Act and other federal and state regulatory initiatives, regulators are likely to provide ILECs with an increased degree of flexibility with regard to pricing of their services as competition increases.

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

          The effects of recent financial restructuring of major competitors (WordCom, Global Crossing and others) could allow these companies to reduce retail prices, thereby increasing competitive pressure on the Company.

Long Distance Market

          The long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants. Covista competes against various national and regional long distance carriers, including both facilities-based providers and switchless resellers offering essentially the same services as Covista. In addition, significant competition is expected to be provided by ILECs including RBOCs. The RBOC's have been authorized to provide long distance services in certain states. Covista's success will depend upon its ability to provide high-quality services at prices competitive with, or lower than, those charged by its competitors. In addition, a high level of customer attrition or "churn" has characterized the long distance industry. Such attrition is attributable to a variety of factors, including initiatives of competitors as they engage in advertising campaigns, marketing programs, and provide cash payments or other incentives. End users are often not obligated to purchase any minimum usage amount and can discontinue service without penalty at any time. Covista's revenue has been, and is expected to continue to be, affected by churn.

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

Seasonal Nature of Business

          The Company's business is not seasonal.

Patents, Trademarks, Licenses, etc.

          The Company does not hold any material patents, franchises or concessions.

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

          The 1996 Act also granted important regulatory relief to industry segments, which compete with CLECs. ILECs were given substantial new pricing flexibility. RBOCs also were granted new rights to provide certain cable TV services. Inter Exchange Carriers ("IXCs") were permitted to construct their own local facilities and/or resell local services. State laws may no longer require CATVs to obtain a franchise before offering telecommunications services nor permit CATVs' franchise fees to be based on their telecommunications revenue. In addition, under the 1996 Communications Act, all utility holding companies are permitted to diversify into telecommunications services through separate subsidiaries.

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

          o PICC. As part of Access Reform mandated in the Telecommunications Act of 1996, beginning in 1998, local phone companies were permitted to assess the Pre-subscribed Interexchange Carrier Charge, also known as "PICC." The "PICC" is a monthly per line cost charged by the local telephone company to every long distance carrier for each multi-line business phone line that is pre-subscribed to that carrier. PICC charges are billed to the commercial end users.

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

               In October 1999 the FCC adopted a new high-cost universal service support mechanism for non-rural carriers. The new mechanism is based on the forward-looking costs of providing supported services as determined by the Commission's cost model. The forward-looking support mechanism provides support to non-rural carriers in those states that have a statewide average forward-looking cost per line greater than the national benchmark, which is set at 135 percent of the national average forward-looking cost per line. The FCC's decisions regarding universal service could have a significant impact on future operations of Covista.

          o Colocation. In March 1999, the FCC released its Colocation Order, which requires ILECs to permit CLECs to colocate any equipment used for interconnection or access to unbundled network elements even if that equipment includes switching or enhanced service functions. Among other things, the Colocation Order also prohibits ILECs from placing any limits on the use of switching or enhanced features for collocated equipment, and requires ILECs to make cageless colocation available and permit CLECs to construct their own cross-connect facilities.

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

State Regulation

          Some states in which Covista operates are considering legislation, which could impede efforts by new entrants in the local services market to compete effectively with ILECs. This legislation could adversely impact the Company's plans to launch local services in FY2004.

Compliance with Environmental Provisions

          The Company believes that it complies in all material respects with current pertinent federal, state, and local provisions relating to the protection of the environment and does not believe that continued compliance would require any material capital expenditure.

Recent Development

          Effective April 16, 2003, Covista executed a revolving credit and security agreement along with related documents that provide the Company with an $8 million revolving loan of which $7 million is currently available.
The remaining $1 million becomes available upon Covista maintaining twelve consecutive months of positive cash flow as defined in the agreement.
This thirty-six month facility allows the Company to borrow funds based on a portion of eligible customer accounts receivable and bears interest at the Prime Rate plus 2.00% with a floor of 6.25%. Interest, unused line and collateral management fees are payable monthly in arrears. Covista is required to maintain certain covenants that include cash velocity and fixed charge coverage ratios as defined in the agreement. The loan is secured by all of the Company's assets. Initial loan proceeds were used to payoff the Wells Fargo facility in full.

                                    PERSONNEL

          As of the April 15, 2003, Covista and its subsidiaries employed 263 full-time and part-time employees in its long distance telecommunication business, of whom 21 were engaged in sales activities, 106 in customer service and support, 30 in technical and field services, 29 in data processing, and 77 in general and administrative activities. Covista also utilizes the services of approximately 2,200 independent sales agents. Covista considers its relations with its employees to be satisfactory.

ITEM 2. Properties

          On November 15, 1993, and December 28, 1993, Covista entered into leases for an aggregate of approximately 3,500 square feet of space at 744 Broad Street, Newark, New Jersey, for its switching equipment. The lease ran from January 1, 1994 through December 31, 1998, with an option to renew the lease through August 31, 2002, which has been exercised. The annual rental of $63,200 also requires the tenant to pay a proportionate share of any increase in the "Consumer Price Index", U. S. City Average over the base year. Covista has also renewed this lease on a month-to-month term while the switching components are relocated to Miami, Florida. This should be completed during FY2004

          On February 22, 1994, Covista entered into a lease, subsequently modified on April 15, 1994, for approximately 17,700 square feet of space at 150 Clove Road, Little Falls, New Jersey to be used as sales, executive and administrative offices. The lease provided for a rent holiday until July, 1995, after which the annual rental would be approximately $360,000. The lease is for five years and ten months and has been amended by a second lease modification agreement dated February 9, 1995 whereby Covista leased approximately 6,700 additional square feet of space at the same location at an additional annual rental of $121,707 for the first four years and $138,154 for the next year and two months. The modified agreement also extended the term of the existing lease for an additional two years to August 14, 2002 at a then annual rental of $563,000. The lease required the payment of the tenant's proportionate share of operating expenses and real estate tax increases over the base year. This lease was not renewed on expiration.

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

          On January 30, 1997, Covista entered into a third modification of its lease for approximately 16,640 square feet of additional office space at its existing facility at 150 Clove Road, Little Falls, New Jersey. The annual rental on the additional space was $357,760 per annum from July 1, 1997 through February 14, 1998, is $366,800 per annum from February 15, 1998 through August 14, 2000, and was $384,820 per annum from August 15, 2000 through August 14, 2002. In addition, Covista was obligated for its proportionate share of increases in real estate taxes and operating expenses over the base year. This lease was not renewed on expiration.

          On February 6, 1998, Covista entered into a lease for approximately 5,000 square feet of space at 28 W. Flagler Street, Miami, Florida. The term of the lease is 15 years, commencing February 1, 1998. The annual rental is approximately $116,160, with an annual adjustment based on the Revised Urban Wage Earners and Clerical Workers Index, capped at a maximum of 3% increase over the prior year's rental payment. In addition, Covista is liable for its proportionate share of increases in real estate taxes and operating expenses over the base year. Covista sublet this space on January 1, 2000 for the balance of its term, to another tenant at an annual rate of approximately $116,160, subject to adjustments. The sub-tenant has defaulted on the sublease and Covista is currently moving switching equipment from the Newark, New Jersey facility to this location. That move will be complete during FY2004.

          On August 20, 1999, Covista entered into a three year lease, commencing August 20, 1999 for 2,770 square feet of space at 20 Crossways Park North, Woodbury, New York. Rental payments were $62,235 per annum from October 1, 1999 to August 31, 2000, and $64,818 from September 1, 2000 to August 31, 2001 and $67,422 from September 1, 2001 to August 31, 2002. The lease required the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year. Covista has not renewed this lease on expiration.

          On November 17, 1999, Covista entered into a three-year lease, commencing November 17, 1999 for 2,186 square feet of space at One Landmark Square, Stamford, Connecticut. Rental payments were $50,278 per annum from November 17,1999 to November 16,2000, are $51,371 from November 17,2000 to November 16, 2001, and $51,556 from November 17, 2000 to November 16, 2002. There was an option to renew for three years, upon nine months' prior written notice. The lease required the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year. Covista has not renewed this lease on expiration.

          On October 11, 1999, Covista entered into a three year lease, commencing October 11,1999 leasing 1,926 square feet of space at 1810 Chapel Avenue West, Cherry Hill, New Jersey. Rental payments were $38,520 per annum from October 11,1999 to October 31,2002. There was an option to renew for three years, upon nine months' prior written notice. The lease required the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year. Covista has not renewed this lease on expiration.

          On September 1, 2001, Covista entered into a lease agreement for approximately 28,000 square feet of office space in Chattanooga, Tennessee, with Henry G. Luken III, Chairman of the Board, and a principal shareholder of Covista. The term of the lease is for five years. The lease provides for annual rent of $86,400 from September 1, 2001 to August 30, 2002; $115,200 from September 1, 2002 to August 30, 2003; $144,000 from September 1, 2003 to August 30, 2004, with the last two years to be $144,000 annually adjusted for the Consumer Price Index. Covista believes that such premises are leased on terms not less favorable than an arm's length transaction.

          On December 1, 2001, Covista entered into a lease for property located at 806 East Main Street, Chattanooga, Tennessee, for use as a switching facility. The lessor is Henry G. Luken III, Chairman of the Board and a principal shareholder of Covista. The lease expires on November 30, 2006.
Annual rent is payable as follows: $22,500 from December 1, 2001 to November 30, 2002, $27,000 from December 1, 2002 to November 30, 2003, $31,500 from December 1, 2003 to November 30, 2004, and $36,000 from December 1, 2004 to November 30, 2005. Rental amounts for months beginning after October 1, 2005 will be adjusted upward for the U.S. Consumer Price Index. The lease may be renewed for an additional 5 years upon 90 days' written notice prior to the lease expiration date. Covista believes that such premises are leased on terms not less favorable than an arm's length transaction.

          On December 15, 2001, Covista entered into a lease for Suite 1350, 1201 Main Street, Dallas, TX, for use as a switching facility, and expires on April 14, 2006. Annual rent is due as follows: $164,475 from April 15, 2000 to April 14, 2002, $175,440 from April 15, 2002 to April 14, 2004, and
$186,405 from April 15, 2004 to April 14, 2006. The lease has no provision for renewal.

          On February 8, 2002, Covista assumed a lease for Suite 940, 401 N. Broad Street, Philadelphia, PA , for use as a switching facility. Covista's obligations under this lease commenced with the purchase of Capsule Communications. The lease expires on March 31, 2007. Base rent is $62,019 annually, with provisions for inflationary increases in operating costs.
The lease has no provision for renewal.

          On February 8, 2002, Covista assumed a lease for Suite 275, 3331 Street Road, Bensalem, PA, for use as a branch office facility. Covista's obligations under this lease commenced with the purchase of Capsule Communications. The lease expires on August 31, 2004. Annual rent is payable as follows: $237,575 from September 1, 2001 to August 31, 2002, $243,012 from September 1, 2002 to August 31, 2003, $248,448 from September 1, 2003 to August 31, 2004. Covista has no right to further extend or renew the term of the lease.

          On May 31, 2002, Covista entered into a lease for 2,900 useable (3,335 rentable) square feet at 511 11th Avenue South, Suite 312, Minneapolis, Minnesota for use as a switching facility. The lease expires on May 31, 2009. Annual rent is payable as follows: Year 1 = $86,376, Year 2 = $93,047,
Year 3 = $96,382, Year 4 = $99,717, Year 5 = $103,052, Year 6 = $106,387,
and Year 7 = $109,721. The lease may be renewed for an additional 5 years upon 4 months' written notice prior to the lease expiration date. Covista pays its proportionate share of real estate taxes and utilities for the leased space.

          On August 15, 2002, Covista entered into a lease for approximately 3,700 square feet of the 5th Floor at 1 Mack Drive, Paramus, NJ for use as a branch office facility. The lease expires on July 31, 2005 with annual fixed rent due of $85,859. Additional rent of 1.07% is paid for operating costs, subject to adjustment for escalation.

          On October 1, 2002, Covista entered into a lease for Suite 200 at 721 Broad Street, Chattanooga, Tennessee, for use as offices for Corporate Headquarters. The lessor is Henry G. Luken III, Chairman of the Board and a principal shareholder of Covista. The lease expires on November 30, 2007. Annual rent is payable as follows: Year 1 = $101,674, Year 2 = $111,670,
Year 3 = $120,000, Year 4 = $120,000, Year 5 = $120,000. Rental amounts for months beginning after October 1, 2005 will be adjusted upward for the U.S. Consumer Price Index. The lease may be renewed for an additional 5 years upon 90 days' written notice prior to the lease expiration date. Covista believes that such premises are leased on terms not less favorable than an arm's length transaction.

ITEM 3. Pending Legal Proceedings

          There are no pending legal proceedings which could be expected to have a material adverse effect on Covista.

ITEM 4. Submission of Matters to a Vote of Security Holders

          A proxy statement dated November 19, 2002 and mailed to stockholders on or about November 20, 2002 provided details on the election of eight directors to serve for a term of one year and until their successors were duly elected and qualified; a proposal to issue and sell up to 4,360,000 shares of the Company's Common Stock to Henry G. Luken III, Chairman of the Board of Directors of the Company, or a limited number of persons designated by Mr. Luken; adoption of the 2002 Equity Incentive Plan; Ratification of the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending January 31, 2003; and the transaction of such other business as may properly come before the meeting or any adjournment or postponement thereof. During the scheduled annual meeting of stockholders on December 19, 2002.
All of the foregoing matters were approved by the requisite vote of stockholders of Covista.

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

          As of the date of this report, there were 17,783,092 shares of Common Stock issued and outstanding, held by approximately 860 persons.

Price Range of the Common Stock

          Covista's Common Stock is traded on the NASDAQ National Market
System under the Symbol CVST. The following table sets forth, for the quarterly fiscal periods indicated, the high and low closing sale prices for Covista's Common Stock in such market, as reported by the National Association of Securities Dealers, Inc.

FISCAL 2002                         HIGH     LOW
-----------                        ------   ------
February 1, 2001 thru April 30     $6.188   $1.547

May 1 thru July 31                 $ 7.25   $ 3.25

August 1 thru October 31           $10.25   $ 4.50

November 1 thru January 31, 2002   $10.25   $ 5.62

FISCAL 2003                        HIGH     LOW
-----------                        -----   -----
February 1, 2002 thru April 30     $8.15   $3.90

May 1 thru July 31                 $5.15   $2.83

August 1 thru October 31           $4.17   $2.00

November 1 thru January 31, 2003   $3.97   $2.01

          Covista has not paid or declared any cash dividends during the past two fiscal years and does not anticipate paying any in the foreseeable future.

COMPENSATION PLANS AND SECURITIES

    The following table sets forth certain information as of January 31, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                     NUMBER OF SECURITIES
                                   NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE      REMAINING AVAILABLE
                                   BE ISSUED UPON EXERCISE    EXERCISE PRICE OF      FOR FUTURE ISSUANCE
                                   OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,        UNDER EQUITY
          PLAN CATEGORY              WARRANTS AND RIGHTS     WARRANTS AND RIGHTS    COMPENSATION PLANS (1)
          -------------              -------------------     -------------------    ----------------------
Equity compensation plans
  approved by security holders...         1,673,556                 $3.90                 1,261,510
Equity compensation plans not
  approved by security holders...                 0                     0                         0
                                          ---------                 -----                 ---------
Total............................         1,673,556                 $3.90                 1,261,510

---------

(1) Under all plans, if any shares subject to a previous award are forfeited, or if any award is terminated without issuance of shares or satisfied with other consideration, the shares subject to such award shall again be available for future grants.

ITEM 6. Selected Financial Data

                    (In thousands except per share amounts)
                             Year ended January 31,
-------------------------------------------------------------------------------

                                               2003         2002         2001       2000       1999
                                             --------     --------     --------   --------   --------
RESULTS OF OPERATIONS:

Net Revenues                                 $100,960     $ 95,313     $133,230   $139,760   $137,283

Net Loss                                     $ (9,407)    $(11,970)    $ (8,629)  $ (9,414)  $ (3,418)

Weighted average common shares outstanding

   Basic                                       13,283       10,204        7,324      7,069      6,818

   Diluted                                     13,283       10,204        7,324      7,069      6,818

Loss per common and equivalent shares

Basic Loss per share                         $  (0.71)    $  (1.17)    $  (1.18)  $  (1.33)  $  (0.50)

Diluted Loss per share                       $  (0.71)    $  (1.17)    $  (1.18)  $  (1.33)  $  (0.50)

Cash dividends per common share                  None         None         None       None       None

Additions to property and equipment          $  4,943(b)  $  5,465     $  3,227   $  3,019   $  4,727

Depreciation and amortization                $  7,442     $  4,569     $  3,578   $  2,985   $  2,785

FINANCIAL POSITION:

Working Capital                              $ (9,536)    $(11,327)    $ (7,734)  $  1,222   $  1,261

Property and equipment-net                   $ 15,150     $ 12,490     $ 13,021   $ 13,317   $ 14,473

Total assets                                 $ 51,050     $ 31,257     $ 39,097   $ 45,184   $ 45,692

Long-term debt                               $  1,811     $  4,400(a)  $    382   $    997   $  1,566

Shareholders' Equity                         $ 19,693     $  1,569     $  5,777   $ 14,007   $ 16,442

Common shares outstanding                      17,783       10,849        7,969      7,944      7,605

     (a) $4,400,000 consists of a loan from Covistas' Chairman of the Board which was converted equity in Fiscal 2003 (see ITEM 13).

     (b) Includes $3,400,000 of property contributions from Covista's Chairman of the Board, (see ITEM 13).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion is presented to assist in assessing the changes in financial condition and performance of Covista for the fiscal years ended January 31, 2001 (Fiscal 2001), January 31, 2002 (Fiscal 2002) and January 31, 2003 (Fiscal 2003). The following information should be read in conjunction with the financial statements and related notes and other detailed information regarding Covista included elsewhere in this report and should not be construed to imply management's belief that the results, causes or trends presented will necessarily continue in the future. Certain information contained below and elsewhere in this annual report, including information with respect to Covista's plans and strategy for its business, are "forward-looking statements."

Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method. As of January 31, 2003 Covista has approximately $8,206,000 of Goodwill recorded on its books.

          In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective February 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires Covista to complete a transitional goodwill impairment test six months from the date of adoption. Covista has not incurred impairment of Goodwill, based upon this test.

          In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective for all fiscal years beginning February 1, 2003. SFAS 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. The adoption of SFA3 143 does not have a significant impact on the financial position, results of operation, or cash flows of Covista.

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), " Accounting for the Impairment or Disposal of Long Lived Assets", which is effective February 1, 2002. SFAS 144 replaces the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value, less cost to sell, whether included in continuing operations or in discontinued operations. The adoption has not had a material impact on Covista's financial position or results of operations.

          In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

          In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantees," an interpretation of FASB Statement No. 5, "Accounting for Contingencies." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Compliance with this interpretation is not expected to have a material impact.

          In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." SFAS 148 is effective for fiscal years ending after December 15, 2002 and provides for additional annual and interim financial statement disclosures. Adoption has not had a material impact of Covista's financial position or results of operations.

          In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. Adoption of this interpretation is not expected to have a material impact.

                              RESULTS OF OPERATIONS

                     FISCAL 2003 AS COMPARED TO FISCAL 2002

Revenues

          Net sales of telecommunications services for the fiscal year ended January 31, 2003 were approximately $100,960,000, an increase of approximately $5,647,000 or 5.9% from the approximately $95,313,000 of net sales in Fiscal 2002. These revenues were comprised of retail sales of approximately $75,455,000, KISSLD revenue of approximately $12,990,000 and wholesale sales of approximately $12,514,000. Covista billed approximately 1,453,124,000 minutes in Fiscal 2003 as compared to approximately 1,075,758,000 minutes in Fiscal 2002, an increase of 377,366,000 minutes or 35.1%.

          Net retail sales for Fiscal 2003 were approximately $75,455,000 an increase of approximately $28,031,000, or 59.1% from the approximately $47,424,000 billed in Fiscal 2002. Retail billed minutes were approximately 1,087,295,000, an increase of approximately 468,749,000 minutes or 75.8%, over the retail minutes of approximately 618,546,000 billed in Fiscal 2002. The average price per minute decreased approximately 7.4% as the industry continued to experience decreased price per minute of usage. Covista does not foresee that this trend in pricing will abate in the near future. The current year increase is primarily a result of the Capsule acquisition.

          Net KISSLD sales were approximately $12,990,000 for the first year of this new business segment. KISSLD billed minutes were approximately 196,032,000.

          Net wholesale (carrier) sales for Fiscal 2003 were approximately $12,514,000, a decrease of approximately $35,375,000 or 73.9% from the approximately $47,889,000 billed in Fiscal 2002. Billed wholesale minutes amounted to approximately 169,797,000, a decrease of approximately 287,414,000 minutes or 62.8% from the billed wholesale minutes of approximately 457,211,000 billed in Fiscal 2002. The sales mix continued to move toward higher priced international traffic from the lower priced domestic traffic. International carrier traffic decreased 280,879,000 minutes or approximately 29% to approximately 114,740,000 minutes. Domestic minutes decreased approximately 6,535,000 or approximately 10.6% to approximately 55,057,000 minutes.

Cost of Revenue

          Cost of revenue consists of access fees, line installation expenses, switch expenses, Network Operating Center ("NOC" ) expenses, network depreciation, transport expenses, and local and long-distance expenses. Cost of revenue for Fiscal 2003 was approximately $66,671,000; a decrease of approximately $9,805,000 or 12.8% from the approximately $76,476,000 of cost of revenue in Fiscal 2002. The decrease in cost was primarily due to the decrease in lower margin wholesale volume of approximately $35,809,000; a net increase in retail cost of revenue related primarily to the merger with Capsule Communications of approximately $18,565,000 and an increase related to the launch of KISSLD of approximately $7,439,000.

          In the normal course of business, Covista files disputes with its service providers. The Covista accounting policy, followed on a consistent basis, is to record the invoiced amount to cost of revenue, which may include disputed amounts. When the dispute is resolved and the credit is received, the amount reduces cost of revenue. During the fiscal year ended January 2003, Covista obtained net credits of approximately $3.4 million for resolved disputes. These credits reduced cost of revenue and the corresponding accounts payable and accrued liability. Open and unresolved disputes included in accounts payable and accrued liabilities totaled approximately $5.2 million at January 31, 2003.

          In the normal course of business, Covista uses certain estimates to determine its monthly cost of revenue ("line cost") and corresponding accounts payable to these service providers, These line costs include fees for network transport, access, egress and facility charges. The Covista accounting policy provides that changes in the accrued cost of revenue estimates will be adjusted to actual amounts as soon as the actual liabilities can be fixed and determinable. These adjustments to actual expense are typically identified within 90 days following the period of estimate.

Selling, General and Administrative:

          Selling, general and administrative (S, G&A) expenses are comprised of selling and marketing costs, and general and administrative costs. S, G&A expenses for Fiscal 2003 increased to approximately $43,456,000, an increase of approximately $12,469,000 or 40.2% from the approximate $30,987,000 in Fiscal 2002. This increase was primarily due to an increase in SG&A expenses associated with the merger with Capsule Communications of approximately $16,867,000, a decrease in salary, wages and benefits due to the transition of corporate headquarters from New Jersey to Tennessee of $1,888,000; a decrease in commissions due to certain sales agents of approximately $1,052,000; a decrease in bad debt expense of $3,437,000 due to the substantial reduction of the high risk wholesale line of business; and increased marketing expenses related to the formation of the KISSLD segment of approximately $2,053,000.

Stock Compensation Expense

          There were no stock compensation expenses for Fiscal 2003 as compared to $12,000 in Fiscal 2002; this decrease is due to a majority of stock grants being fully vested.

Income Tax Benefit

          During Fiscal 2003, the Company recorded income related to a tax refund received as a result of recent tax law changes in the amount of approximately $511,000. No income was realized during Fiscal 2002.

Other Income and Expense

          Total other income, net for Fiscal 2003 increased approximately $944,000. The components of other income and expense are interest expense, interest income and other items. Interest income decreased approximately $111,000 after the selling of securities; interest expense increased approximately $588,000 due to interest paid on the Wells Fargo Credit Line and the Note Payable to SunTrust; and gains on sales of securities decreased approximately $245,000.

Net Loss

          For the reasons set forth above, the net loss for Fiscal 2003 of approximately $9,407,000 represents a decrease in net loss of approximately $2,563,000 over the net loss of approximately $11,970,000 reported in Fiscal 2002.

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

Cost of Revenue

          Cost of revenue consists of access fees, line installation expenses, switch expenses, Network Operating Center ("NOC" ) expenses, network depreciation, transport expenses, and local and long-distance expenses. Cost of revenue for Fiscal 2002 was approximately $76,476,000, a decrease of approximately $39,583,000 or 34.1% from the approximately $116,059,000 of cost of revenue in Fiscal 2001. Included in cost of revenue are direct line costs, usage charges and the direct costs of Covista's switches and NOC. The decrease in cost of revenue was primarily due to the decrease in lower margin wholesale volume of approximately $24,401,000; a decrease in technician salary, wages and fringe benefits of approximately $46,000; decreased consulting expense of approximately $174,000 an improvement in rates obtained from vendors of approximately $15,298,000 ; other net savings in the NOC and switches of approximately $123,000; an increase in depreciation expense resulting from upgrades to the switches of approximately $130,000; an increase in equipment rental resulting from a switch sale/leaseback agreement in the amount of approximately $329,000; and the effect of the access charge settlement recorded in Fiscal 2001.


Selling, General and Administrative:

          Selling, general and administrative (S, G & A) expenses are comprised of selling and marketing costs, and general and administrative costs. S, G & A expenses for Fiscal 2002 increased to approximately $30,987,000, an increase of approximately $4,083,000 or 15.2% from the approximate $26,903,000 in Fiscal 2001. This increase was primarily due to increases in salary, wages and benefits due to the new residential service and call center being established in Tennessee of approximately $412,000; a $570,000 severance accrual established for New York/New Jersey staff reductions taking place in fiscal 2003; an increase in marketing cost related to new residential service of approximately $177,000; an increase in general office expense of approximately $272,000; an increase in bad debt expense of $2,758,000 due to the write off of a portion of certain carrier receivables; an increase in depreciation and amortization due to amortization of customer lists (from customer lists acquired from Blink Data Corporation) of approximately $731,000; and an increase in travel and entertainment of approximately $98,000. These increases were offset by reductions in commissions due to decreased sales volume of approximately $497,000; decreases in selling expense of approximately $90,000; and a decrease in professional fees and consulting of $252,000.

Stock Compensation Expense

          Stock compensation expenses for Fiscal 2002 decreased to approximately $12,000, a decrease of approximately $255,000, or 95.5%, from the approximately $267,000 charged in Fiscal 2001. The decrease is due to a majority of stock grants being fully vested.

Other Income and Expense

          Total other expense, net for Fiscal 2002 increased approximately $88,000. The components of other income and expense are interest expense, interest income and other items. Interest income decreased approximately $8,000; interest expense increased approximately $137,000; and gains on sales of securities increased approximately $232,000.

Net Loss

          The net loss for Fiscal 2002 of approximately $11,970,000 represents an increase in net loss of approximately $3,340,000 over the net loss of approximately $8,629,000 reported in Fiscal 2001, based on the explanations of changes above.

                         LIQUIDITY AND CAPITAL RESOURCES

Working Capital

          At January 31, 2003, Covista had a working capital deficit of approximately $9,536,000 as compared to approximately $11,327,000 at January 31, 2002, an improvement in working capital of approximately $1,791,000. The increase in cash of approximately $2,065,000; a reduction in investments of approximately $440,000; an increase in accounts receivable of approximately $5,463,000; a decrease in prepaid expenses of approximately $747,000; and an increase in accrued liabilities of approximately $6,589,000. Also affecting working capital were a decrease in notes receivable of approximately $500,000;
a reduction in accounts payables of approximately $4,392,000; a decrease in accrued salaries and wages of approximately $594,000; and an increase in current portion of long-term debt of $2,447,000. The current ratio of 0.67 to 1 improved from the 0.55 to 1 ratio at the end of Fiscal 2002.

                    On February 20, 2002, Covista's Board of Directors approved the private sale of additional Common Stock of up to $12,500,000, including a cash infusion of $4,800,000, contribution of $3,300,000 of fixed assets for debt or Common Stock and the conversion of existing long-term debt for Common Stock at the rate of $5.00 per share, the closing price for the Common Stock on the date authorized by the Board. The commitment for funding for the investment and the conversion of the Indebtedness was anticipated to come primarily from the Chairman of Covista's Board or his designees and was subject to shareholder's approval at the next Annual Meeting, or a special meeting of Shareholders to be convened for such purpose.

          Effective April 16, 2003, Covista executed a revolving credit and security agreement along with related documents that provide the Company with an $8 million revolving loan of which $7 million is currently available. This thirty-six month facility allows the Company to borrow funds based on a portion of eligible customer accounts receivable and bears interest at the Prime Rate plus 2.00% with a floor of 6.25%. Interest, unused line and collateral management fees are payable monthly in arrears. The loan is secured by all of the Company's assets. Initial loan proceeds were used to payoff the Wells Fargo facility in full.

Cash Flow Statement

          The cash flow statement of Covista for Fiscal 2003 indicated an increase in cash and cash equivalents of approximately $2,065,000. Non-cash adjustments (depreciation, amortization, and provision for bad debt,) of approximately $10,196,000 are added back and net changes in assets and liabilities of approximately $8,249,000 deducted from the net loss of approximately $9,407,000 resulted in net cash used by operations of approximately $7,461,000. Cash used in investing activities amounted to approximately $79,000, of which approximately $1,543,000 were used for the purchase of capital additions, proceeds from sale investments approximated $440,000, repayment of a note from Capsule Communications of $500,000, and payment for deferred line installation costs of approximately $655,000.
These changes were partially offset by net cash acquired from the Capsule merger of approximately $1,179,000. The cash provided by financing activities of approximately $9,605,000 consisted primarily of net bank borrowings of approximately $2,520,000, cash received from the exercise of stock options of approximately $378,000, proceeds from the issuance of Common Stock of approximately $4,107,000.

Accounts Receivable

          The Company has entered into offset arrangements with certain carrier customers, who are also vendors, allowing for the ability to offset payable balances against the Company's receivable balances.

          Covista experienced consolidated net accounts receivable turnover of approximately 51 and 59 days for Fiscal 2003 and Fiscal 2002 respectively.

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

Deferred Line Installation Costs

          Deferred line installation costs are costs incurred by the Covista for new facilities and costs incurred for connections from within the Covista's network to the network of other telecommunication suppliers. Amortization of these line installation costs is provided using the straight-line method over the contract life of the lines ranging from three to five years.

Long-Lived Assets

          The Company accounts for the impairment of long-lived assets and for long-lived assets to be disposed of by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses annually and when indications of impairment are present. Long-lived assets to be disposed of, if any, are evaluated in relation to the net realizable value. If impairment is indicated, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital. If the carrying value of the asset exceeds the fair value of the asset, the difference will be charged to the results of operations in the period that the impairment occurred. Based on the Company's analysis of future undiscounted cash flows, which are in excess of the carrying value of its long-lived assets, there does not appear to be an impairment as of January 31, 2003.

                              CAPITAL EXPENDITURES

          Capital expenditures for Fiscal 2003 totaled approximately $1,543,000, excluding fixed assets acquired in the Capsule merger and fixed assets contributed from Covista's Chairman of the Board. These expenditures were financed from funds provided from Covista's working capital, and a private sale of equity and a loan. The capital expenditures were used primarily for upgrades to Covista's switches and switch sites, software and hardware upgrades to Covista's computer network, and furniture, fixtures and equipment.

          Capital expenditures for Fiscal 2004 are estimated at approximately $2,000,000 and are expected to be financed from funds provided from operations.

Inflation

          Since inflation has slowed in recent years, Covista does not believe that its business has been materially affected by the relatively modest rate of price increases in the economy. However, pressures in the industry to reduce prices, which have impacted Covista in the past, are expected to continue. Also the telecommunications industry has recently experienced the failure of several businesses, some of which are Covista's wholesale customer and suppliers. These failures not only have affected Covista's FY 2003 results, but also may impact future results. Covista continues to seek improvements in operations and efficiency through capital expenditures. Expenditures to improve the signaling system, information systems and the local area network are expected to result in operating costs savings, which could partially offset any future cost increases.

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

ITEM 8. Financial Statements and Supplementary Data

          The Financial Statements and Supplementary Data are included under
Item 15 of this Report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of Covista

The directors and officers of Covista are as follows:

NAME                  AGE   POSITION
-------------------   ---   ----------------------------------------------
Henry G. Luken, III    43   Chairman of the Board

A. John Leach, Jr.     40   Director, President & Chief Executive Officer

Kevin Alward           36   Director, Chief Operating Officer

Jay J. Miller          69   Director

Nicholas Merrick       40   Director

Leon Genet             71   Director

Donald Jones           67   Director

W. Thorpe McKenzie     55   Director

Thomas P. Gunning      65   Treasurer, Secretary & Chief Financial Officer

          Covista's directors all serve for one-year terms and until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors.

          Henry G. Luken, III was elected a Director of Covista in February 1999, and Chairman of the Board in February 2001. Currently, he is President of Montlake Properties, Inc., a real estate development firm; a director of Equity Broadcasting Corp., a TV network; a director of ACNTV, a home shopping company selling through TV; Managing Agent of Henry IV LLC, an aircraft sales company. A co-founder of Telco Communications Group inc., he served as Chief Executive Officer and Treasurer from July 1993 to April 1996, and Chairman from July 1993 to October 1997. Mr. Luken has also served as Chairman of Tel-Labs, Inc., a telecommunications billing firm ("Tel-Labs") since 1991, and as Chairman of Telco Development Group, Inc., a computer systems firm owned by Mr. Luken, since 1987, both of which entities he founded.

          Leon Genet has served as a Director since October 1996. For more than the past five years, he has been a partner in Genet Realty, a commercial and industrial real estate brokerage firm. He serves as a member of the National Commerce and Industry Board for the State of Israel Bonds Organization and is a shareholder, director and officer of LPJ Communications, Inc., which has earned commissions from Covista on the same basis as other independent sales representatives. See "Certain Relationships and Related Transactions".

          A. John Leach, Jr. was appointed President and Chief Executive Officer and a Director of Covista on May 18, 2000. He had been Senior Vice President of Sales at BTI Telecomm, Inc., from December, 1999 to May, 2000; Senior Vice President of Teleglobe, Inc. from June 1996 to December 1999, where he assumed responsibility for US and Canadian commercial sales markets. He was promoted to this position from Senior Vice President of Wholesale and Agent Markets, Telco Communications (a subsidiary of Teleglobe, Inc.) June 1996 to February 1999. Prior to that, Mr. Leach was Vice President of Agent Services at BTI Telecomm, from December 1989 to June 1996. Regional Sales Manager of Mobilecomm (a Bell South Company) where he started in sales and rose to a Regional Sales Manager position May 1985 to December 1989.

          Jay J. Miller, Esq. has served as a Director since 1983. He has been a practicing attorney for more than 40 years in New York. He is Chairman of the Board of AmTrust Pacific Ltd., a New Zealand real estate company. He is also a director of Technology Insurance Company, Inc., a provider of workers' compensation, as well as, various insurance products to the technology industry, and certain of its affiliates. Mr. Miller has performed legal services on behalf of Covista. See "Certain Relationships and Related Transactions."

          Thomas P. Gunning was appointed Vice President, Secretary / Treasurer of Covista in May 1999. He was appointed Chief Financial Officer in September, 1994 and served in that capacity until May 0f 1999. He was again appointed Chief Financial Officer in May of 2000. He was appointed Secretary of Covista in January of 1995. He has served as Controller of Covista since September 1992. He is a Certified Public Accountant licensed by the States of New York and New Jersey. From 1989 until joining Covista, Mr. Gunning was the Senior Audit Manager at Rosenberg Selsman & Company, a certified public accounting firm. From 1976 to 1989, he was Chief Financial Officer of Flyfaire, Incorporated, a travel wholesale operator. Prior to such time, Mr. Gunning held various positions in both public and private accounting firms.

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

          Nicholas Merrick currently serves as President of Mt Vernon Investments, LLC, an investment company, which he has served as President since January 2002. Mr. Merrick served as Senior Vice President and Chief Financial Officer of Telergy, Inc., a high-speed fiber optic communications network company, from May 2000 to July 2001. Telergy filed for reorganization under the bankruptcy laws in October 2001 and has liquidated. Prior to joining Telergy, Mr. Merrick was Chief Executive Officer of Up2 Technologies, Inc. and Executive Vice President of Excel Communications, each of which is a subsidiary of Teleglobe, Inc. (global communications, e-business services), from 1998 until 2000. From 1996 to 1997, he was Vice President and Chief Financial Officer of Telco Communications Group, Inc., and from 1985 to 1996, he was Vice President of Corporate Finance at the Robinson-Humphrey Company, Inc. and Managing Director of R-H Capital Partners.

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

          W. Thorpe McKenzie is Managing Director of Pointer Management Company, Chattanooga, Tennessee, which he co-founded in 1990 to invest in hedge funds and similar types of partnerships utilizing a fund of funds approach. From 1982 until 1990, he was a private investor in New York City, and a director of several public and private companies. From 1980 until 1982, he was founding general partner of TIGER, a global hedge fund. From 1971 until 1980, he was a Vice President of Kidder, Peabody, & Co., Inc. in New York. McKenzie is a graduate of the University of North Carolina in Chapel Hill, and the Wharton Graduate division of the University of Pennsylvania in Philadelphia. He is currently a director of Novestra AB, a publicly traded venture capital investment firm located in Stockholm, Sweden.

Board of Directors

          Covista's Board of Directors currently consists of eight persons, two of whom are members of management and six of whom are non-management directors. During the fiscal year ended January 31, 2003, the Board held five meetings, each of which was attended by at least 80% of the directors then serving.

          Covista's Board of Directors has Audit and Compensation Committees, but does not have a Nominating Committee or a committee performing a similar function. The Audit Committee currently consists of three non-management directors, Messrs. Nicholas Merrick, Donald Jones and W. Thorpe McKenzie. The Committee reviews, analyzes and may make recommendations to the Board of Directors with respect to Covista's financial statements and controls. The Committee has met and intends to meet from time to time with Covista's independent public accountants to monitor their activities. The Compensation Committee consists of Messrs. Henry Luken and Jay J. Miller and is charged with reviewing and recommending the compensation and benefits payable to Covista's senior executives. Mr. Leach is an ex-officio member of both the Compensation and Audit Committees.

          (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 11. Executive Compensation

The following table sets forth the compensation that Covista paid during the fiscal years ended January 31, 2003, 2002 and 2001 to its Chief Executive Officer and to each executive officer of Covista or person performing similar functions whose aggregate remuneration exceeded $100,000, during Covista's fiscal year ended January 31, 2003 (the "Named Executives").

Summary Compensation Table

--------------------------------------------------------------------------------------------------------------
        NAME &          FISCAL YEAR      ANNUAL         ANNUAL      OTHER ANNUAL   COMPENSATION     ALL OTHER
      PRINCIPAL            ENDED      COMPENSATION   COMPENSATION   COMPENSATION      AWARDS      COMPENSATION
       POSITION          JANUARY 31    SALARY ($)      BONUS ($)        ($)         OPTIONS ($)        ($)
--------------------------------------------------------------------------------------------------------------
John Leach,                 2003        $300,000     $150,000            $0             $0         $24,292(3)
President & Chief           2002        $300,000     $400,000 (2)        $0             $0         $ 5,250(4)
Executive Officer (1)       2001        $210,000     $0                  $0             $0         $15,346(5)
--------------------------------------------------------------------------------------------------------------
Thomas P. Gunning,          2003        $155,000     $0                  $0             $0         $ 8,397(6)
Vice President,             2002        $155,000     $15,000             $0             $0         $11,085(7)
Treasurer and               2001        $147,360     $0                  $0             $0         $11,427(8)
Secretary
--------------------------------------------------------------------------------------------------------------
Kevin Alward, Chief         2003        $250,000     $125,000            $0             $0         $ 9,638(9)
Operating Officer           2002        $235,577     $104,167            $0             $0         $ 3,567(10)
--------------------------------------------------------------------------------------------------------------

----------
(1)  Mr. Leach joined Covista on May 18, 2000.

(2) The amount shown includes $250,000 in bonus due to Mr. Leach for the period from 05/01/00 to 04/30/01 but not paid until FY2002.

(3) The amount shown represents Covista's contributions under its 401(K) Deferred Compensation and Retirement Savings Plan of $5,500, Covista's group major medical benefit of $3,792 and $15,000 in reimbursement for certain relocation expenses.

(4) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan.

(5) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $346 and $15,000 in reimbursement for certain relocation expenses.

(6) The amount shown represents Covista's contributions under its 401(K) Deferred Compensation and Retirement Savings Plan of $4,740, Covista's group major medical benefit of $4,800 and $1,780 for the use of a Company's vehicle for non-business purposes.

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

(9) The amount shown represents Covista's contributions under its 401(K) Deferred Compensation and Retirement Savings Plan of $4,518 and Covista's group major medical benefit of $5,120.

(10) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan.

          Compensation Pursuant to Plans

          In October, 1996, adopted its 1996 Stock Option Plan and in February 2000, adopted its 1999 Equity Incentive Plan, and in February 2002 adopted its 2001 Equity Incentive Plan and in December 2002 adopted its 2002 Equity Incentive Plan (the "Option Plans"). The Option Plans provide that certain options granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code, while non-qualified options may also be granted under the Option Plans. Incentive stock options may be granted only to employees of Covista, while non-qualified options may be granted to non-executive directors, consultants and others as well as employees.

          The Option Plans may be administered by the Compensation Committee of Covista's Board of Directors. Covista has reserved 600,000 shares of Common Stock under the 1996 Option Plan and 750,000 shares of Common Stock under its 1999 Equity Incentive Plan, and 900,000 under its 2001 Equity Incentive Plan and 750,000 under its 2002 Equity Incentive Plan for issuance to employees, officers, directors and consultants of Covista.

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

          Any option, which expires, unexercised or that terminates upon an employee's ceasing to be employed by Covista become available again for issuance under the Option Plans.

          For further information related to stock option plans, reference is made to note 10 in the Notes to the Consolidated Financial Statements.

          Compensation of Directors

          For the fiscal year ended January 31, 2003, each director who was not an employee of Covista was entitled to receive a director's fee of $15,000 per year, and to be reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings. However, Mr. Luken waived the right to receive such compensation.

          Employment Contracts, Termination of Employment and Change of Control Arrangements

          As Covista's Chief Executive Officer, Mr. Leach has a three-year employment agreement with Covista effective as of May 18, 2000, pursuant to which Mr. Leach was paid base salary at the rate of $300,000 per annum during fiscal 2001. Pursuant to this agreement, Mr. Leach was also entitled to receive a signing bonus in the amount of $25,000 to cover relocation and other expenses. Mr. Leach is also entitled to receive an annual bonus in an amount not to exceed 100 percent of his then effective base salary, based upon Mr. Leach's attainment of annual revenue and earnings targets as well as management goals set by the Board of Directors. Mr. Leach was guaranteed a minimum bonus payment of $150,000 during each year of this agreement.

          In connection with his appointment as Chief Executive Officer of Covista, Mr. Leach was granted an option under Covista's 1996 Stock Option Plan to purchase 288,000 shares of Covista Common Stock. The option granted to Mr. Leach was scheduled to vest over a period of three years, in six equal semi-annual installments, the first of which commenced on November 18, 2000. The exercise price for the option was $14.25 and was based on the fair market value of the Covista Common Stock on the date of the grant, and the options expire after ten years. According to the agreement, in the event that the Covista Common Stock did not close at or above $14.25 for at least 20 consecutive trading days between May 18, 2000 and May 18, 2001, a new exercise price would be calculated based on the average closing price of the Covista Common Stock for the 40 trading days prior to May 18, 2001. In lieu of adjusting the exercise price of Mr. Leach's options in the manner provided in his employment agreement, on February 1, 2001 Covista granted to Mr. Leach a new option to purchase 288,000 shares of Covista Common Stock. These options fully vested as a result of the Capsule merger. The exercise price for the option is $2.00 per share and is based on the fair market value of the Covista Common Stock on the date of grant. The option expires after a term of ten years.

          As Covista's Chief Operating Officer, Mr. Alward has a two-year employment agreement effective as of March 29, 2001, pursuant to which Mr. Alward is paid an annual base salary of $250,000. Pursuant to this agreement, Mr. Alward received a signing bonus in the amount of $24,000. Mr. Alward is also entitled to receive an annual bonus in an amount not to exceed 100 percent of his then effective base salary, based upon Covista's attainment of annual revenue and earnings targets as well as management goals set by the Board of Directors. Mr. Alward's agreement provides that he shall receive the same percentage bonus as Mr. Leach. Mr. Alward is guaranteed a minimum bonus payment of $125,000 for each year of this agreement. Mr. Alward's contract was extended for an additional year at March 29, 2003.

          In connection with his appointment as Chief Operating Officer of Covista, Mr. Alward was granted an option under Covista's 2001 Equity Incentive Plan to purchase 250,000 shares of Covista Common Stock. The option granted to Mr. Alward became fully vested as a result of the Capsule merger. The exercise price for the option is $2.00.

Compensation Committee Interlocks and Insider Participation

          Jay J. Miller, a director of Covista, provided various legal services for Covista during fiscal 2003. In fiscal 2003, Covista paid $57,481 to Mr. Miller for services rendered and accrued during fiscal 2003. As of January 31, 2003, Covista had invoices payable to Mr. Miller totaling $41,085. Covista believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to Covista than could have been obtained from an unrelated third party.

Report on Executive Compensation

          The following report describes the policies pursuant to which compensation was paid to executive officers of Covista for performance during the fiscal year ended January 31, 2003.

Compensation Philosophy and Approach. Generally, Covista seeks to attract, retain and motivate its executive officers through a combination of base salary, incentive awards based upon individual performance and stock option awards under the Covista Communications, Inc. Equity Incentive Plans and otherwise. The
Board of Directors believes that a substantial portion of the aggregate annual compensation of each executive officer should be influenced by the performance of Covista and the individual contribution of the executive officer.

          Base Salaries. The Board of Directors believes that the base salaries of Covista's executive officers for fiscal 2003 were generally in line with those for other comparable positions within the telecommunications service industry and similar industries. However, Covista places significant emphasis on incentive awards and stock option grants as a means of motivating and rewarding its management. The Board of Directors believes that this strategy provides optimal incentives for management to create long-term stockholder value.

          Incentive Compensation Payments. In addition to base pay, some of Covista's senior executives (including its Chief Executive Officer) are eligible to receive bonuses and stock option awards. Bonuses and stock options may be awarded, based upon the individual performance of each executive officer at the sole discretion of the Board of Directors. During the fiscal year 2003 John Leach received a cash bonus of $150,000; and Kevin Alward received a bonus of $125,000. There were no additional stock option grants to the Named Executive Officers during fiscal 2003.

          Compensation of the Chief Executive Officer. The compensation policies applicable to Covista's Chief Executive Officer are similar to those applicable to Covista's other executive officers. Mr. Leach has a three-year employment agreement with Covista effective as of May 18, 2000, pursuant to which Mr. Leach was paid base salary at the rate of $300,000 per annum during fiscal 2001. Pursuant to this agreement, Mr. Leach was also entitled to receive a signing bonus in the amount of $25,000 to cover relocation and other expenses. Mr. Leach is also entitled to receive an annual bonus in an amount not to exceed 100 percent of his then effective base salary, based upon Mr. Leach's attainment of annual revenue and earning targets, as well as management goals set by the Board of Directors. Mr. Leach was guaranteed a minimum bonus payment of $150,000 during the term of this agreement.

(THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners. The following table sets forth the beneficial ownership of Covista's Common Stock as of May 1, 2003 by each person or group known by Covista to be the beneficial owner of five percent or more of the outstanding shares of Covista Common Stock. Unless otherwise indicated, each such person (alone or with family members) has sole voting and dispositive power with respect to the shares listed opposite such person's name.

Name and Address of Beneficial Owner   Amount and Nature of Beneficial Ownership (1)   Percentage of Class (2)
------------------------------------   ---------------------------------------------   -----------------------
Kevin A. Alward
182 Powell Road                                        1,480,779(3)                              8.2%
Allendale, NJ 07401

W. Thorpe McKenzie
735 Broad Street, Suite 1108                           1,060,727                                 6.0%
Chattanooga, TN 37402

Warren Feldman
45A Samworth Road                                      1,146,478(4)                              6.4%
Clifton, NJ 07012

Donald A. Burns
1021 North Ocean Blvd                                  1,883,261                                10.6%
Palm Beach, FL 33480

Henry G. Luken, III
900 Fairway Lane                                       8,780,566(5)                             49.4%
Soddy Daisy, TN 37379

     (1) Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of Covista's knowledge. Shares of Covista Common Stock subject to options that are currently exercisable or exercisable within 60 days of November 6, 2002 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

     (2)  Based on 17,783,092 shares outstanding.

     (3) Includes 250,000 shares of Covista Common Stock issuable to Mr. Alward under currently exercisable options. Also includes 186,516 shares of Covista Common Stock owned by trusts of which Mr. Alward's minor children are beneficiaries, as to which Mr. Alward disclaims beneficial ownership. Based on the Schedule 13D jointly filed by Mr. Alward and certain related entities on November 16, 2001.

     (4) Includes 375,678 shares of Covista Common Stock owned by The Warren H. Feldman Family L.L.C., as to which shares Mr. Feldman disclaims beneficial ownership. Based on the Schedule 13D/A filed by Mr. Feldman on March 7, 2003.

     (5)  Based on the Schedule 13D/A filed by Mr. Luken on January 10, 2003.

Security Ownership of Management. The following table sets forth as of May 1, 2003, information concerning the beneficial ownership of Covista Common Stock by each director, each nominee for election as a director, and each Named Executive, and for all directors, director nominees and executive officers as a group:

Name and Address of Beneficial Owner   Amount and Nature of Beneficial Ownership (1)   Percentage of Class (2)
------------------------------------   ---------------------------------------------   -----------------------
Kevin A. Alward                                       1,480,779(3)                                8.2%

W. Thorpe McKenzie                                    1,060,727                                   6.0%

Leon Genet                                               41,120                                     *

Thomas P. Gunning                                        62,300(4)                                  *

Donald Jones                                              5,000                                     *

A. John Leach, Jr.                                      534,000(5)                                3.0%

Henry G. Luken, III                                   8,780,566(6)                               49.4%

Nicholas Merrick                                            100                                     *

Jay J. Miller                                            35,400(7)                                  *

All directors, director nominees and
executive officers as a group                        11,999,992(3)-(7)                           65.2%
(9 persons)

* Less than one percent.

     (1) Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of Covista's knowledge. Shares of Covista Common Stock subject to options that are currently exercisable or exercisable within 60 days of November 6, 2002 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

     (2)  Based on 17,783,092 shares outstanding

     (3) Includes 250,000 shares of Covista Common Stock issuable to Mr. Alward under presently exercisable options. Also includes 186,516 shares of Covista Common Stock owned by trusts of which Mr. Alward's minor children are beneficiaries, as to which Mr. Alward disclaims beneficial ownership. Based on the Schedule 13D jointly filed by Mr. Alward and certain related entities on November 16, 2001.

     (4) Includes 37,000 shares of Covista Common Stock issuable to Mr. Gunning under currently exercisable options. Does not include 25,400 shares owned by Mr. Gunnings' spouse.

     (5) Includes 288,000 shares of Covista Common Stock issuable to Mr. Leach under currently exercisable options.

     (6)  Based on the Schedule 13D/A filed by Mr. Luken on January 10, 2003.

     (7) Includes 35,000 shares of Covista Common Stock issuable to Mr. Miller under currently exercisable options.

c)   Changes in Control

          On February 1, 2001, the Board of Directors of Covista authorized a transaction (the "Stock Issuance Transaction") involving the issuance and sale of a total of 3,500,000 shares of Common Stock to the following three persons (the "Purchasers") in the amounts indicated: Kevin Alward, 1,000,000 shares; A. John Leach, 500,000 shares; and Henry G. Luken, III, 2,000,000 shares. Pursuant to the rules of the NASD, consummation of the Stock Issuance Transaction was subject to the approval of Covista's shareholders because Messrs. Leach and Luken currently were directors and officers of Covista, and, in addition, it was expected that Mr. Alward would become an officer of Covista. The transaction was approved at a special shareholders meeting on March 29, 2001. The stock was issued in April 2001.

ITEM 13. Certain Relationships and Related Transactions

          Jay J. Miller, a Director of Covista, has provided various legal services for Covista during Fiscal 2003. In Fiscal 2002, Covista paid $57,481 to Mr., Miller for services rendered and accrued for in Fiscal 2003. As of January 31, 2003, Covista owed Mr. Miller $41,085. Covista believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to Covista than could have been obtained from an unrelated third party. In February 2002, Covista granted to Mr. Miller non-statutory options to purchase 35,000 shares of Covista stock at $2.00 per share.

          Leon Genet, a Director of Covista, has provided agent services for Covista through his wholly owned Company, LPJ, Inc. During Fiscal 2003, LPJ, Inc. was paid commissions of $78,134. The commissions paid to LPJ, Inc. were computed on the same basis as other independent agents retained by Covista.

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

          On December 1, 2001, Covista entered into a lease for property located at 806 East Main Street, Chattanooga, Tennessee, for use as a switching facility. The lessor is Henry G. Luken III, Chairman of the Board and a principal shareholder of Covista. The lease expires on November 30, 2006. Annual rent is payable as follows: $22,500 from December 1, 2001 to November 30, 2002, $27,000 from December 1, 2002 to November 30, 2003, $31,500 from December 1, 2003 to November 30, 2004, and $36,000 from December 1, 2004 to November 30, 2005. Rental amounts for months beginning after October 1, 2005 will be adjusted upward for the U.S. Consumer Price Index. The lease may be renewed for an additional 5 years upon 90 days' written notice prior to the lease expiration date. Covista believes that such premises are leased on terms not less favorable than an arm's length transaction.

          On October 1, 2002, Covista entered into a lease for Suite 200 at 721 Broad Street, Chattanooga, Tennessee, for use as offices for Corporate Headquarters. The lessor is Henry G. Luken III, Chairman of the Board and a principal shareholder of Covista. The lease expires on November 30, 2007. Annual rent is payable as follows: Year 1 = $101,674, Year 2 = $111,670,
Year 3 = $120,000, Year 4 = $120,000, Year 5 = $120,000. Rental amounts for months beginning after October 1, 2005 will be adjusted upward for the U.S. Consumer Price Index. The lease may be renewed for an additional 5 years upon 90 days' written notice prior to the lease expiration date. Covista believes that such premises are leased on terms not less favorable than an arm's length transaction.

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

          On February 1, 2001, the Board of Directors of the Company, subject to shareholder's approval which was obtained on March 29, 2001, authorized the sale of a total of 3,500,000 shares of Common Stock to the following three persons (the "Purchasers") in the amounts indicated: Kevin Alward, 1,000,000 shares;
A. John Leach, 500,000 shares; and Henry G. Luken, III, 2,000,000 shares. The purchase price for the Common Stock issued to Messrs. Alward, Leach and Luken was $2.00 per share, based on the fair market value of shares at February 2, 2001. The stock sale was consummated in April 2001 with the issuance of 3,150,000 shares of Common Stock. The Board of Directors authorized a decrease of 350,000 shares to be purchased by Mr. Leach.

          On July 24, 2001, the Company loaned $200,000 to Capsule Communications, Inc. of which a director and the Chairman of the Company were principal shareholders. The Loan was evidenced by a note in the principle amount of $200,000 with interest payable of 8 3/4% per annum, due July 24, 2002. On August 9, 2001, the Company loaned an additional $300,000 to Capsule Communications, Inc. evidenced by a similar note due August 9, 2002. By virtue of the merger with Capsule, the indebtedness was extinguished as an inter company obligation.

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

          A proxy statement dated November 19, 2002 and mailed to stockholders on or about November 20, 2002 provided details on; a proposal to issue and sell up to 4,360,000 shares of the Company's Common Stock to Henry G. Luken III, Chairman of the Board of Directors of the Company, or a limited number of persons designated by Mr. Luken. In December 2002, Covista completed the issuance and sale of 4,359,958 shares of common stock to Henry G. Luken III, in exchange for conversion of a note payable to him in the amount of $7,000,000, the contribution of other assets with a fair value of $3,400,000 and cash of $2,100,000. These shares were sold at $2.87 per share which was the market price on the date the transaction was approved.

          Covista also issued and sold  500,000 shares of common stock to
W. Thorpe McKenzie, member of the Board of Directors, in exchange for cash of $1,433,500. The shares were sold at $2.87 per share which was the market price on the date the transaction was approved.

ITEM 14. Controls and Procedures

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of filing of this annual report on Form 10-K, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

          Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

                          COVISTA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

ITEM 15. Exhibits and Financial Statements Schedule Years Ended January 31, 2003, 2002, and 2001

                                      INDEX

     (a) (1) Financial Statements: The following consolidated financial statements of Covista Communications, Inc. and subsidiaries are included at the end of this Report:

               Consolidated Financial Statements:             Page
               ----------------------------------             ----
Independent auditors' report                                   F-1

Consolidated balance sheets - January 31, 2003
   and 2002                                                    F-2

Consolidated statements of loss and
   comprehensive loss  - years
   ended January 31, 2003, 2002 and 2001                       F-3

Consolidated statements of shareholders' equity -
   years ended January 31, 2003, 2002, 2001                    F-4

Consolidated statements of cash flows - years
   ended January 31, 2003, 2002, 2001                          F-5

Notes to consolidated financial statements                     F-7

(a) (2)   Supplementary Data Furnished Pursuant
             to the Requirements of FORM 10-K:

Schedule - years ended January 31, 2002, 2001 and 2000

II      Valuation and Qualifying Accounts (Consolidated)      F-26

                                 ***************

Schedules other than those listed above are omitted because they are not required, not applicable or the information has been otherwise supplied.

                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of May 2003

                                       COVISTA COMMUNICATIONS, INC.
                                       (Registrant)


                                       By: /S/ Henry G. Luken III
                                          --------------------------------------
                                           Henry G. Luken III
                                           Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                        Title                        Date
       ---------                        -----                        ----


/S/ Henry G. Luken III    Chairman of the Board                    May 21, 2003
-----------------------
Henry G. Luken III


/S/ W. Thorpe McKenzie    Director                                 May 21, 2003
-----------------------
W. Thorpe McKenzie


/S/ Kevin Alward          Director,                                May 21, 2003
-----------------------
Kevin Alward              Chief Operating Officer


/S/ Leon Genet            Director                                 May 21, 2003
-----------------------
Leon Genet


/S/ Donald Jones          Director                                 May 21, 2003
-----------------------
Donald Jones


/S/ A. John Leach         Director, President and                  May 21, 2003
-----------------------
A. John Leach             Chief Executive Officer


/S/ Nicholas Merrick      Director                                 May 21, 2003
-----------------------
Nicholas Merrick


/S/ Jay J. Miller         Director                                 May 21, 2003
-----------------------
Jay J. Miller


/S/ Thomas P. Gunning     Vice President, Treasurer and            May 21, 2003
-----------------------   Secretary, Chief Financial Officer
Thomas P. Gunning         and Principal Accounting Officer

I, A. John Leach, Jr., certify that;

     1) I have reviewed this annual report on Form 10-K of Covista;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report.

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Covista as of, and for, the periods presented in this annual report.

     4) Covista's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Covista and have;

          a) Designed such disclosure controls and procedures to ensure that material information relating to Covista, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness Covista's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) Covista's other certifying officers and I have disclosed, based on our most recent evaluation, to Covista's auditors and the audit committee of Covista's Board of Directors (or persons performing the equivalent functions);

          a) All significant deficiencies in the design or operation of internal control which could adversely affect Covista's ability to record, process, summarize, and report financial data, and I have identified for Covista's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Covista's internal controls; and

     6) Covista's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 21, 2003                     By: /s/ A. John Leach, Jr.
                                           -------------------------------------
                                           A. John Leach, Jr.
                                           President and Chief Executive Officer

I, Thomas P. Gunning, certify that;

     1) I have reviewed this annual report on Form 10-K of Covista;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report.

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Covista as of, and for, the periods presented in this annual report.

     4) Covista's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Covista and have;

          a) Designed such disclosure controls and procedures to ensure that material information relating to Covista, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness Covista's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) Covista's other certifying officers and I have disclosed, based on our most recent evaluation, to Covista's auditors and the audit committee of Covista's Board of Directors (or persons performing the equivalent functions);

          a) All significant deficiencies in the design or operation of internal control which could adversely affect Covista's ability to record, process, summarize, and report financial data, and I have identified for Covista's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Covista's internal controls; and

     6) Covista's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 21, 2003                   By: /s/ Thomas P. Gunning
                                         ---------------------------------------
                                         Thomas P. Gunning
                                         Vice President, Chief Financial Officer
                                         And Principal Accounting Officer

                           CERTIFICATION PURSUANT TO

                            18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Covista Communications, Inc. on Form 10-K for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John Leach, Jr., President and CEO of Covista Communications, Inc. certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

     1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations of Covista Communications, Inc.


Date: May 21, 2003                     By: /s/ A. John Leach, Jr.
                                           -------------------------------------
                                           A. John Leach, Jr.
                                           President and Chief Executive Officer

                           CERTIFICATION PURSUANT TO

                            18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Covista Communications, Inc. on Form 10-K for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas P. Gunning, Chief Financial Officer of Covista Communications, Inc. certify, pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

     1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations of Covista Communications, Inc.


Date: May 21, 2003                   By: /s/ Thomas P. Gunning
                                         ---------------------------------------
                                         Thomas P. Gunning
                                         Vice President, Chief Financial Officer
                                         And Principal Accounting Officer

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

(10)(e)(ii) Installment Note and Equipment Loan and Security Agreement of Mansol Ceramics Company and Guaranty of Registrant, dated
              August 1, 1988, in connection with extension of the maturity date of the loan referenced to in Exhibit 10 (e) (i).
              Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1989.

(10)(f)       Lease of premises at 17-25 Academy Street, Newark, New
              Jersey between Mansol Ceramics Company and Rachlin & Co., dated April 29, 1983. Incorporated by reference to Exhibit
              10 (f) to Registrant's Annual Report on Form 10-K for the year ended January 31, 1984.

(10)(g)       Lease Modification Agreement re: Lease of Premises at 471
              Cortland Street dated July 24, 1985. Incorporated by reference to
              Exhibit 10 (g) to Registrant's Annual Report on Form 10-K for the year ended January 31, l986.

Exhibit No.                        Description of Document
-----------                        -----------------------
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

(10)(m) Agreement dated June 13, 1989, between Mansol Ceramics Company and Bar-lo Carbon Products, Inc. providing for the sale of Ceramics' Carbon fixtures division. Incorporated by reference to
              Exhibit 10 (m) to Registrant's Annual Report on Form 10-k for the year ended January 31, 1990.

(10)(n)       Modification of Note and Mortgage from William Schneper, Fred
              Schneper and Leon Schneper (Mortgagor) to Mansol Ceramics Company
              (Mortgagee) dated August 1, l990, extending the term of the Note and Mortgage and modifying the interest provision. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 1991.

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

(10)(AG) Lease of premises of One Landmark Square, Stamford, Connecticut between TotalTel, Inc. and Reckson Operating Partnership, LLP, dated November 17, 1999. Incorporated by reference to Form 10K for the year ended January 31, 2000.

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

(10)(AJ) Employment agreement of A. John Leach. Incorporated by reference to the Registrant's Proxy Statement relating to its 2001 Annual
              Shareholders meeting.

(10)(AL)      The Covista Communications, Inc. 2001 Equity Incentive Plan dated
              February 1, 2001; incorporated by reference to Form S-4
              Registration Statement No 333-6944 effective January 09,2002.

(10)(AM) Sale and Lease/Back Master Lease agreement for Alcatel phone switch between Covista and Applied Financial dated July 25, 2001.
              Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2002.

(10)(AO) Sale and Lease/Back Schedule 1 agreement for Alcatel phone switch between Covista and Applied Financial dated July 25, 2001.
              Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2002.

(10)(AP) Sale and Lease/Back Schedule 2 agreement for Alcatel phone switch between Covista and Applied Financial dated July 25, 2001.
              Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2002.

(10)(AQ)      Merger agreement between Covista Communications, Inc. and Capsule
              Communications, Inc.; incorporated by reference to Form S-4
              Registration Statement No 333-6944 effective January 09, 2002.

(10)(AR)      Lease of premises at 806 Main Street, Chattanooga, Tennessee

(10)(AS)      Lease of premises at 721 Broad Street, Chattanooga, Tennessee.

(10)(AT)      Lease of premises at 4801 Highway 58, Chattanooga, Tennessee.

(10)(AU)      Revolving Credit and Security Agreement with Capital Source Finance, LLC
              Dated April 16, 2003.

(10)(AV)      The 2002 Equity Incentive Plan incorporated by reference to the
              Registrant's Proxy Statement dated November 19, 2002 relating to its 2002 Annual Shareholders Meeting.

(23)          Independent Auditor's Consent.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Covista Communications, Inc.

We have audited the accompanying consolidated balance sheets of Covista Communications, Inc. and subsidiaries (the "Company") as of January 31, 2003 and 2002, and the related consolidated statements of loss and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Covista Communications, Inc. and subsidiaries as of January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
May 15, 2003

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 2003 AND 2002

                                                           2003           2002
                                                       ------------   ------------
ASSETS

   CURRENT ASSETS:
      Cash and cash equivalents                        $  3,444,307   $  1,379,038
      Investments available for sale                             --        439,773
      Trade accounts receivable (net of allowance of
         $5,569,160 and $4,987,130 in 2003 and
         2002 respectively)                              15,716,015     10,252,837
      Notes receivable                                           --        500,000
      Prepaid expenses and other current assets             626,574      1,373,780
                                                       ------------   ------------
   Total current assets                                  19,786,896     13,945,428
                                                       ------------   ------------
   Property and equipment, net                           15,150,416     12,489,626
   Deferred line installation costs (net of
      accumulated amortization of $9,198,955 and
      $843,049 in 2003 and 2002 respectively)               473,688        174,785
   Intangible assets (net of accumulated
      amortization of $4,249,281 and $846,452 in 2003
      and 2002 respectively)                              6,786,967      3,366,667
   Goodwill                                               8,205,850             --
   Other assets                                             646,581      1,280,285
                                                       ------------   ------------
                                                       $ 51,050,398   $ 31,256,791
                                                       ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Accounts payable                                 $ 15,073,691   $ 19,465,274
      Other current and accrued liabilities              11,024,151      4,434,795
      Salaries and wages payable                            397,430        991,012
      Current portion of long-term debt                   2,827,999        381,405
                                                       ------------   ------------
   Total current liabilities                             29,323,271     25,272,486
                                                       ------------   ------------
   Other long-term liabilities                              223,434         15,466
                                                       ------------   ------------
   Long-term debt                                         1,810,759      4,400,000
                                                       ------------   ------------

Commitments and contingencies (Note 14)

   SHAREHOLDERS' EQUITY:
      Common stock, par value $0.05 per share,
         authorized 50,000,000 shares, issued
         19,319,511 in 2003 and 12,385,757
         shares in 2002                                     965,976        619,288
   Additional paid-in capital                            52,834,984     25,650,098
   Accumulated deficit                                  (32,662,586)   (23,255,107)
                                                       ------------   ------------
                                                         21,138,376      3,014,279

   Treasury stock at cost (1,536,419 shares in
   2003 and 2002)                                        (1,445,440)    (1,445,440)
                                                       ------------   ------------
      Total shareholders' equity                         19,692,934      1,568,839
                                                       ------------   ------------
                                                       $ 51,050,398   $ 31,256,791
                                                       ============   ============

See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

                                                         2003           2002           2001
                                                     ------------   ------------   ------------
NET REVENUES                                         $100,959,692   $ 95,312,696   $133,230,437
                                                     ------------   ------------   ------------
COSTS AND EXPENSES:
   Cost of revenue                                     66,670,757     76,475,802    116,059,002
   Access charge settlement (Note 17)                          --             --     (1,264,483)
   Selling, general and administrative (excluding
      stock compensation                               43,455,931     30,986,877     26,902,962
Stock compensation                                             --         12,011        266,565
                                                     ------------   ------------   ------------
Total costs and expenses                              110,126,688    107,474,690    141,964,046
OPERATING LOSS                                         (9,166,996)   (12,161,994)    (8,733,609)
                                                     ------------   ------------   ------------
OTHER INCOME (EXPENSE):
   Interest income                                         48,867        159,996        167,583
   Other                                                   29,853        274,466         41,994
   Interest expense                                      (830,423)      (242,056)      (105,272)
                                                     ------------   ------------   ------------
Total other income (expense), net                        (751,703)       192,406        104,305
                                                     ------------   ------------   ------------
LOSS BEFORE INCOME TAXES                               (9,918,699)   (11,969,588)    (8,629,304)
                                                     ------------   ------------   ------------
INCOME TAX BENEFIT                                       (511,220)            --             --
                                                     ------------   ------------   ------------
NET LOSS                                               (9,407,479)   (11,969,588)    (8,629,304)
                                                     ------------   ------------   ------------
OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized holding gain                                     --             --         79,531
                                                     ------------   ------------   ------------

COMPREHENSIVE LOSS                                   $ (9,407,479)  $(11,969,588)  $ (8,549,773)
                                                     ============   ============   ============

BASIC LOSS PER COMMON SHARE                          $      (0.71)  $      (1.17)  $      (1.18)
                                                     ============   ============   ============

DILUTED LOSS PER COMMON SHARE                        $      (0.71)  $      (1.17)  $      (1.18)
                                                     ============   ============   ============

See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

                                        Common      Common    Additional Paid-in     Retained Earnings
                                        Shares      Stock          Capital         (Accumulated Deficit)   Treasury Stock
                                      ----------    --------   ------------------   ---------------------   --------------
BALANCE AT JANUARY 31, 2000            9,489,320   $474,466       $29,710,494           $(2,656,215)        $(1,458,550)
   Unrealized holding gain                               --                --                    --                  --
   Exercise of employee stock
    options/grants                        16,504        825           135,187                    --                  --
   Issuance of shares for other
    assets                                               --           170,773                    --              13,380
   Forfeiture of stock grants                            --                --                    --                (270)
   Net loss                                              --                --            (8,629,304)                 --
                                     -----------   --------      ------------          ------------         -----------
BALANCE AT JANUARY 31, 2001            9,505,824    475,291        30,016,454           (11,285,519)         (1,445,440)
                                     -----------   --------      ------------          ------------         -----------

   Sale of Common Stock                3,150,000    157,500         6,142,500                    --                  --
   Exercise of employee stock
    options/grants                        29,940      1,497            41,944                    --                  --
   Issuance of shares for other
    assets                               299,993     15,000           885,000                    --                  --
   Cancellation of ESOP                 (600,000)   (30,000)      (12,195,000)                   --                  --
   Fully vested stock grants                             --           759,200                    --                  --
   Realized gain on sale of
    investments                                          --                --                    --                  --
   Net loss                                              --                --           (11,969,588)                 --
                                     -----------   --------      ------------          ------------         -----------
BALANCE AT JANUARY 31, 2002           12,385,757   $619,288      $ 25,650,098          $(23,255,107)        $(1,445,440)
                                     -----------   --------      ------------          ------------         -----------

   Sale of Common Stock                  699,996     35,000         1,971,900
   Sale of Common Stock to Related
    Party                                732,484     36,624         2,063,376
   Exercise of employee stock
    options/grants                       149,480      7,474           370,073
   Issuance of shares to related party
    for Telecommunications Equipment   1,185,894     59,295         3,340,705
   Issuance of shares to related to
    related party for debt conversion  2,441,580    122,079         6,877,921
   Issuance of shares for acquisition
    of Capsule                         1,724,320     86,216        12,560,911
   Net loss                                              --                --            (9,407,479)
                                     -----------   --------      ------------          ------------         -----------
BALANCE AT JANUARY 31, 2003           19,319,511   $965,976      $ 52,834,984          $(32,662,586)        $(1,445,440)
                                     ===========   ========      ============          ============         ===========

                                                   Unearned ESOP    Accumulated Other
                                                      Shares       Comprehensive Income      Total
                                                   -------------   --------------------   ------------
BALANCE AT JANUARY 31, 2000                          (12,225,000)         161,776           14,006,971
   Unrealized holding gain                                    --           79,531               79,531
   Exercise of employee stock options/grants                  --               --              136,012
   Issuance of shares for other assets                        --               --              184,153
   Forfeiture of stock grants                                 --               --                 (270)
   Net loss                                                   --               --           (8,629,304)
                                                    ------------        ---------         ------------
BALANCE AT JANUARY 31, 2001                          (12,225,000)         241,307            5,777,093
                                                    ------------        ---------         ------------

   Sale of Common Stock                                       --               --            6,300,000
   Exercise of employee stock options/grants                  --               --               43,441
   Issuance of shares for other assets                        --               --              900,000
   Cancellation of ESOP                               12,225,000               --                   --
   Fully vested Stock Grants                                  --               --              759,200
   Realized gain on sale of investments                       --         (241,307)            (241,307)
   Net loss                                                   --               --          (11,969,588)
                                                    ------------        ---------         ------------
BALANCE AT JANUARY 31, 2002                         $         --        $      --         $  1,568,839
                                                    ------------        ---------         ------------

   Sale of Common Stock                                                                      2,006,900
   Sale of Common Stock to Related
    Party                                                                                    2,100,000
   Exercise of employee stock options/grants                                                   377,547
   Issuance of shares to related party for
    telecommunications equipment                                                             3,400,000
   Issuance of shares to related party for debt                                              7,000,000
   Issuance of shares for acquisition of Capsule                                            12,647,127
   Net loss                                                                                 (9,407,479)
                                                    ------------        ---------         ------------
BALANCE AT JANUARY 31, 2003                         $         --        $      --         $ 19,692,934
                                                    ============        =========         ============


                 See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

                                                                                    2003           2002           2001
                                                                                ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Loss                                                                     $ (9,407,479)  $(11,969,588)  $(8,629,304)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

   Depreciation and amortization                                                   7,441,502      4,568,631     3,577,995
   Provision for doubtful accounts                                                 2,754,712      5,382,384     2,346,761
   Non-cash stock compensation expense                                                    --         12,011       266,565
   Loss of disposal of property and equipment                                             --             --        88,690
   (Gain) loss on sale of investments                                                     --       (265,733)        5,317

Change in assets and liabilities, excluding effect of acquisition:
      Trade accounts receivable                                                   (2,647,222)     4,890,957       789,518
      Prepaid expenses and other current assets                                      893,966        251,683     1,339,568
      Other assets                                                                   336,150       (164,300)     (293,584)
   Increase (decrease) in liabilities:
      Accounts payable                                                            (7,663,882)    (8,494,772)    3,157,678
      Other current and accrued liabilities                                          623,590      2,033,621      (558,312)
      Other long-term liabilities                                                    207,968       (208,322)      (26,744)
                                                                                  ----------     ----------     ---------
Net cash (used in) provided by operating activities                               (7,460,695)    (3,963,428)    2,064,148

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash acquired in purchase of business                                       1,179,172         90,402            --
   Proceeds from sales and maturities of investments available for sale              439,773        115,529        86,788
   Purchases of property and equipment                                            (1,542,952)    (5,465,329)   (3,227,593)
   Proceeds from sale of property and equipment and leaseback transactions             0          2,338,038         1,975
   Notes receivable from related party                                               500,000       (500,000)           --
   Payments for deferred line installation costs                                    (654,809)       (55,809)       (47,621)
   Payments for prepaid network capacity                                               0         (4,000,000)           --
   Collection on notes receivable from employees                                       0                 --            --

                                                                                  ----------     ----------     ---------
Net cash used in investing activities                                                (78,816)    (7,477,169)   (3,186,451)

                                                                                   2003          2002          2001
                                                                                ----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of Common Stock                                    4,106,900     6,300,000            --
   Proceeds from Stock Options exercised                                           377,547        43,441       136,012
   Note payable to related party                                                 2,600,000     4,400,000            --
   Repayment on bank borrowings                                                  2,520,333      (615,695)     (696,299)
                                                                                ----------    ----------    ----------
Net cash provided by (used in) financing activities                              9,604,780    10,127,746      (560,287)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,065,269    (1,312,851)   (1,682,590)

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                                      1,379,038     2,691,889     4,374,479

CASH AND CASH EQUIVALENTS END OF YEAR                                            3,444,307   $ 1,379,038   $ 2,691,889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid (received) during the year for:
      Interest                                                                  $  830,423   $   242,056   $   105,272
      Income Taxes                                                                (511,220)        1,560    (1,643,227)

Non-cash:
      Exchange of Debt for Common Stock Issued to Related Party                  7,000,000            --            --
      Contribution of property from shareholder                                  3,400,000            --            --
      Issuance of treasury stock for customer lists
      included in other assets                                                          --            --       184,153

Issuance of Common Stock in connection with acquisition for other
   assets and cash                                                                      --       900,000            --

Business Acquired:
      Fair value of assets excluding cash                                     $ 21,849,458
      Less: liability assumed                                                  (10,056,503)
      Less: stock consideration for business acquired                          (12,972,127)
      Cash acquired                                                              1,179,172

                 See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

1.   NATURE OF OPERATIONS

Covista Communications, Inc. ("Covista"), and its wholly-owned subsidiaries (collectively, the "Company") operates as a switch based resale common carrier providing domestic and international long distance telecommunications service to customers throughout the United States. Prior to the acquisition of Capsule the Company's principal customers were primarily businesses and other common carriers. On September 15, 2000, the Company changed its name from Total-Tel USA Communications, Inc. to Covista Communications, Inc. On February 8, 2002, Covista completed the acquisition of Capsule Communications, Inc. As a result, Capsule became a wholly owned subsidiary of Covista. Capsule is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residential accounts. The results of Capsule's operations have been included in the Company's statement of operations since the acquisition Date.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Covista Communications, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

The estimated useful lives of the principal classes of assets are as follows:

Classification                             Years
----------------------------------------   -----
Machinery and equipment                     5-10
Office furniture, fixtures and equipment    5-10
Vehicles                                    3-5
Leasehold improvements                      2-10
Computer equipment and software             5-7

Deferred Line Installation Costs - The Company defers charges from other common carriers, related to the cost of installing telephone transmission facilities (lines). Amortization of these costs is provided using the straight-line method over the related contract life of the lines ranging from three to five years.

Intangible Assets--Intangible assets consist of prepaid network capacity and purchased customer and agent relationships being amortized over a straight-line basis over periods varying between 10 and 120 months. The Company incurred amortization expense on intangible assets of approximately $3,400,000, $800,000, and $0 for the years ended January 31, 2003, 2002, and 2001 respectively. The Company's balance of intangible assets with a definite life was approximately $6,787,000, net of accumulated amortization of approximately $4,249,000 at January 31, 2003 and approximately $3,367,000 net of accumulated amortization of approximately $846,000 at January 31, 2002. Approximate amortization expense on intangible assets for the next 5 years as of January 31, is as follows:

          2004          $2,075,000
          2005          $1,914,000
          2006          $1,032,000
          2007          $  400,000
          2008          $  400,000
          Thereafter    $  966,000

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United
States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Concentrations of Credit Risk - The Company sells its telecommunications services and products primarily to small and medium size businesses, residential and wholesale customers. The Company performs ongoing credit evaluations of both its retail and wholesale customers. The Company generally does not require collateral, however when circumstances warrant, deposits are required. Recent conditions in the telecommunications industry have given rise to an increase in potential doubtful accounts. Allowances are maintained for such potential credit losses. The Company has entered into offset arrangements with certain of its customers, who are also vendors, allowing for the ability to offset receivables against the Company's payables balance.

Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in the summary of significant accounting policies in the financial statements. The Company adopted the disclosure requirements of SFAS No. 148 effective January 31, 2003. There was no impact on the Company's basic financial statements resulting from its adoption.

The following disclosure complies with the adoption of this statement and includes pro forma net loss as if the fair value based method of accounting had been applied.

                                                  (in thousands except per share amounts)
                                                        Year Ended January 31
                                               --------------------------------------------
                                                2003               2002                2001
                                                ----               ----                ----
Net loss as reported                           $(9,407)          $(11,970)           $(8,629)

Stock based employee compensation included
in reported net loss                                --                 --                 --

Total stock-based employee compensation
(expense) benefit determined under fair
value based method for all options                (692)             1,133               (259)
                                              --------           --------             ------
Pro forma net loss                            $(10,099)          $(10,837)           $(8,886)
                                              ========           ========             ======
Basic loss per share

 As reported                                    $(0.71)            $(1.17)            $(1.18)

 Pro forma                                        (.76)             (1.06)             (1.23)
                                              ========           ========             ======
Diluted loss per share

 As reported                                    $(0.71)            $(1.17)            $(1.18)

 Pro forma                                        (.76)             (1.06)             (1.23)

The fair value of the option grants is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002, and 2001: dividend yield of 0.00% for the three years; expected volatility of 153.33%, 165.18%, 62.23% respectively; risk-free interest rate of 2.0%, 6.47%, and 7.85% respectively; and expected lives of 3 to 5 years for each of the three years.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of Covista's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for a portion of the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing whether deferred tax assets can be realized, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax-planning strategies.

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

The carrying values were approximately equal to the fair values of financial instruments as of January 31, 2003 and 2002.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

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

Recent Accounting Pronouncements -

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.
As of January 31, 2003 Covista has approximately $8,206,000 of Goodwill recorded on its books.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective February 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Covista did not have any goodwill as of the adoption of SFAS 142.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which is effective for all fiscal years beginning February 1, 2003. SFAS 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. The Company believes that the adoption of SFAS 143 will not have a significant impact on the financial position, results of operation, or cash flows of Covista.

                 COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets", which is effective February 1, 2002. SFAS 144 replaces the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value, less cost to sell, whether included in continuing operations or in discontinued operations. The adoption of SFAS 144 did not had a material impact on Covista's financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Covista does not believe the adoption will have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantees," an interpretation of FASB Statement No. 5, "Accounting for Contingencies." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure provisions of FIN 45 are effective for these statements and had no effect on the Company. Covista does not believe that the adoption of the measurement provisions of FIN 45 will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." SFAS 148 is effective for fiscal years ending after December 15, 2002 and provides for additional annual and interim financial statement disclosures. Adoption has not had a material impact on the Company's financial position or results of operations.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. Covista does not believe the adoption will have a material impact on its financial position or results of operations.

3.   SEGMENT REPORTING

The Company sells telecommunication services to three distinct segments: a retail segment, consisting primarily of small to medium size businesses, a wholesale segment, with sales to other telecommunications carriers, and KISSLD which targets residential users.

In addition to direct costs, each segment is allocated a proportion of the Company's operating expenses, including utilization of its switch and facilities. The allocation of expenses is based upon the minutes of use flowing through the Company's switching network. There are no intersegment sales. Specifically identified assets are allocated to each segment. All intangible assets and goodwill have been allocated to the retail segment. Certain other assets including capital expenditures are allocable based on total revenue. Management evaluates performance on operating results of the three business segments.

Summarized financial information concerning the Company's reportable segments is shown in the following table.

-----------------------------------------------------------------------------
                           Retail      Wholesale       KISSLD         Total
-----------------------------------------------------------------------------
2003
   Net Sales            $75,454,835   $12,514,438   $12,990,418   $100,958,692
   Operating loss       $(7,426,717)  $(2,570,584)  $   830,305   $ (9,166,998)
   Assets               $41,494,950   $ 5,046,068   $ 4,509,380   $ 51,050,398
   Capital Expenditures $ 1,153,165   $   191,256   $   198,531   $  1,542,952
------------------------------------------------------------------------------
------------------------------------------------------------------------------
2002
   Net Sales            $47,423,502   $47,889,194            --   $ 95,312,696
   Operating loss       $(7,013,376)  $ (5,148,61)           --   $(12,161,994)
   Assets               $17,243,594   $14,013,197            --   $ 31,256,791
   Capital Expenditures $ 2,719,313   $ 2,746,016            --   $  5,465,329
------------------------------------------------------------------------------
------------------------------------------------------------------------------
2001
   Net Sales            $53,487,012   $79,743,425            --   $133,230,437
   Operating loss       $(6,541,566)  $(2,192,043)           --   $ (8,733,609)
   Assets               $15,696,137   $23,401,265            --   $ 39,097,402
   Capital Expenditures $ 1,295,757   $ 1,931,836            --   $  3,227,593
-----------------------------------------------------------------------------

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

4.   INVESTMENT SECURITIES

Investments available for sale in fiscal 2002 consisted of a $25,000 bond and a $415,000 mutual fund. For both investments, the cost approximated the fair market value at January 31, 2002. The mutual fund investment was sold during fiscal 2003. The bond will mature in 2005 and has been reclassified to other long-term assets in 2003.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of:

Classification                                       2003          2002
----------------------------------------------    -----------   -----------
Machinery and equipment                           $21,285,940   $17,064,974

Leasehold improvements                              1,554,662     1,497,811

Office furniture, fixtures and equipment            3,080,588     2,672,237

Vehicles                                              181,256       181,256

Computer equipment and software                     8,590,964     7,325,243

Machinery and equipment in progress                 2,770,940     2,102,897
                                                  -----------   -----------
                                                   37,464,350    30,844,416

Less accumulated depreciation and amortization    (22,313,934)  (18,354,790)
                                                  -----------   -----------
                                                  $15,150,416   $12,489,626
                                                  ===========   ===========

Depreciation and amortization expense related to property and equipment for the years ended January 31, 2003, 2002 and 2001, was $3,959,144, $3,658,244, and
$3,433,004 respectively.

6. ACQUISITION OF CAPSULE COMMUNICATIONS

On February 8, 2002, Covista Communications, Inc. ("Covista") completed the merger (the "Merger") of its wholly owned subsidiary CCI Acquisitions, Inc. ("CCI") with and into Capsule Communications, Inc. ("Capsule"), pursuant to the Agreement and Plan of Reorganization dated as of July 17, 2001 among Covista, CCI and Capsule (the "Merger Agreement") through the issuance of 1,742,320 shares of Common Stock and the assumption of certain liabilities and stock options. As a result of the Merger, Capsule became a wholly owned subsidiary of Covista. The Company has accounted for the combination with Capsule as a purchase business combination under SFAS 141("Business Combination"). Capsule is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residential accounts.

The results of Capsule's operations have been included in the Company's Consolidated Statement of Loss and Comprehensive Loss since the date of the merger. The total purchase price including certain direct costs was approximately $12,972,000 plus assumed liabilities of approximately $10,057,000. Included in the purchase price, the Company assumed options from Capsule for the purchase of 286,975 shares of Common Stock valued at approximately $1.1 million using the Black-Scholes Valuation Model, using an exercise price of $3.49 to $20.10, expected lives of 0.5 to 2 years, 156% volatility, 2.69% discount rate, and a Company stock price of $6.71. In addition, the Company incurred approximately $0.3 million in acquisition expenses.

The Company's allocation of the purchase price is based on a final appraisal of fair value. The following table summarizes these fair values of the assets acquired and liabilities assumed at the Merger Date.

Cash                       $  1,179,172
Current assets                5,717,428
Property and equipment        3,544,981
Other assets                    191,199
Intangible assets             4,190,000
Goodwill                      8,205,850
                           ------------
   Total assets acquired     23,028,630
                           ------------
Current liabilities         (10,056,503)
                           ------------
   Total purchase price    $ 12,972,127
                           ------------

The identifiable intangible assets acquired from Capsule were classified as its business customer relationships valued at $1,288,000, its residential customer relationships valued at $376,000, and its agent relationships valued at $2,526,000. These intangibles are being amortized using the straight line method over a weighted average period of 40 months. Goodwill and Intangible Assets acquired are not deductible for tax purposes.

The unaudited pro forma information below represents the consolidated results of operations as if the acquisition had occurred as of February 1, 2002 and 2001. The unaudited pro forma information has been included for comparative purposes and is not indicative of the actual results of operations, nor is it necessarily indicative of future results.

                                          Twelve Months Ended
                                   ------------------------------------
                                   January 31, 2003    January 31, 2002
                                   ----------------    ----------------
Total Revenue                         $101,772,641       $132,289,342
Loss attributable to
Common stockholders                     (9,314,836)       (12,850,871)
Basic net loss per
common share                                  (.70)             (1.07)

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

7.  INCOME TAXES

The provision (benefit) for income taxes includes the following:

                               2003                         2002
                               ----                         ----
Federal

   Current                   $(511,220)                     --

   Deferred                         --                      --

State income taxes

   Current                          --                      --

   Deferred                         --                      --
                             ---------                 ---------
                             $(511,220)                    $--
                             =========                 =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided against assets that are not likely to be realized.

The income tax effects of significant items comprising the Company's net deferred tax asset (liability) are as follows:

                                             2003                     2002
                                       ------------------    -------------------------
                                       Current   Long Term     Current      Long Term
                                       -------   ---------   -----------   -----------
Deferred tax assets

   Allowance for doubtful accounts     $426,925  $     --     $ 1,991,860   $       --

   Accrued compensation expense          50,632        --              --      268,130

   Accrued expenses                     109,276        --         332,560           --

   Net operating loss carry forward          --   18,022,750           --   10,877,719

   Alternative minimum tax credit            --           --           --      593,940

   Other                                 26,997           --       74,550           --
                                       --------   ----------  -----------  -----------
Total gross deferred tax assets         613,830   18,022,750    2,398,970   11,739,789

   Less: valuation allowance           (613,830) (14,443,977)  (2,398,970)  (9,539,179)
                                       --------   ----------  -----------  -----------
Total net deferred tax asset                 --    3,578,773           --    2,209,610
                                       --------   ----------  -----------  -----------



Deferred tax liabilities:

   Property and equipment                    --   (2,050,653)          --   (2,209,610)

   Other                                     --   (1,528,120)          --           --
                                       --------   ----------  -----------  -----------
Total deferred tax liabilities               --   (3,578,773)          --   (2,209,610)
                                       --------   ----------  -----------  -----------
                                       --------   ----------  -----------  -----------
Net deferred tax asset (liability)     $     --  $        --   $       --  $        --
                                       --------   ----------  -----------  -----------
                                       --------   ----------  -----------  -----------

A reconnciliation from the U.S. statutory tax rate of 34% to the effective tax rate for income taxes on the consolidated statement of loss is as follows:

                                             2003            2002            2001
                                         ------------   -------------    ------------
Computed expense at statutory rates      $(3,553,921)    $(4,069,660)     $(2,933,963)

(Reductions) increase in taxes
resulting from:

Tax exempt interest income                        --            (550)          (3,140)

State taxes (benefit), net of
federal income tax benefit                  (626,404)       (708,853)        (513,164)

Valuation allowance                        3,119,659       4,522,609        3,703,659

Other                                        549,446        (256,454)        (253,392)
                                           ---------      ----------       ----------
                                           $(511,220)     $       --       $       --
                                           =========      ==========       ===========

At January 31, 2003 for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $44,000,000 which will begin to expire in stages in the year 2009.

The utilization of these net operating loss carryforwards and realization of tax benefits depends predominantly upon the Company's having taxable income in future years. Further, the utilization of approximately $22,000,000 of these net operating loss carryforwards is subject to annual limitation as a result of a change in ownership, as defined under Section 382 of the Internal Revenue Code. The limitation does not reduce the total amount of such net operating losses that may be taken, but rather substantially limits the amount that may be used during a particular year. In addition, the net operating losses generated by Capsule Communications, Inc. prior to February 8, 2002, which approximate $12,000,000 can be utilized only to the extent it generates taxable income in future years. Any future benefits attributable to all of the Company's net operating loss carryforwards may be reduced upon further changes in ownership.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

8.   LEASE COMMITMENTS

The Company rented various facilities under lease agreements classified as operating leases. Several of the underlying agreements contained certain incentives eliminating payments at the inception of the lease. Lease incentives are amortized on a straight-line basis over the entire lease term. Under terms of these leases, the Company is required to pay its proportionate share of increases in real estate taxes, operating expenses and other related costs.

The Company leased warehouse space in Belleville, New Jersey from a partnership in which two of the partners were directors and major shareholders of the Company. Both partners are no longer directors. During the fiscal years ended January 31, 2002, 2001 and 2000, the Company paid rent of $21,530, $49,479 and $62,848, respectively to the partnership. The lease expired on November 30, 1998, and had been renewed subject to termination upon 120-days prior written notice by either party. The lease was amended on August 31, 1999 to provide an annual rate of $47,980. The lease terminated during the fiscal year ended January 31, 2002.

On September 1, 2001, Covista entered into a lease agreement for 28,000 square feet of office space in Chattanooga, Tennessee, with Henry G. Luken III who is Covista's Chairman of the Board and its principal shareholder. The term of the lease is for five years beginning September 1, 2001. The lease provides for annual rent of $86,400 from September 1, 2001 to August 30, 2002; $115,200 from September 1, 2002 to August 30, 2003; $144,000 from September 1, 2003 to August 30 2004, with the last two years to be $144,000 annually adjusted for the Consumer Price Index.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

On December 1, 2001, Covista entered into a lease for property located at 806 East Main Street, Chattanooga, Tennessee, for use as a switching facility. The lessor is Henry G. Luken III, Chairman of the Board and a principal shareholder of Covista. The lease term is 5 years, expiring on November 30, 2006. Annual rent is due as follows: $22,500 from December 1, 2001 to November 30, 2002, $27,000 from December 1, 2002 to November 30, 2003, $31,500 from December 1, 2003 to November 30, 2004, and $36,000 from December 1, 2004 to November 30, 2005. Rental amounts for months beginning after October 1, 2005 will be adjusted upward for the U.S. Consumer Price Index. The lease may be renewed for an additional 5 years with 90 days' written notice prior to the lease expiration date.

On October 1, 2002, Covista entered into a lease for Suite 200 at 721 Broad Street, Chattanooga, Tennessee, for use as offices for Corporate Headquarters. The lessor is Henry G. Luken III, Chairman of the Board and a principal shareholder of Covista. The lease term is 5 years terminating on November 30, 2007. Annual rent is due as follows: Year 1 = $101,674, Year 2 = $111,670, Year 3 = $120,000, Year 4 = $120,000, Year 5 = $120,000. Rental amounts for months beginning after October 1, 2005 will be adjusted upward for the U.S. Consumer Price Index. The lease may be renewed for an additional 5 years with 90 days' written notice prior to the lease expiration date.

In July 2001, Covista entered into an approximately $1,245,000 sale and leaseback transaction whereby Covista sold and leased back telecommunications switching equipment purchased earlier in the current fiscal year. The equipment was sold for the original purchase price. The term is three years and Covista has an option to repurchase the equipment at fair market value upon lease termination. The related lease is being accounted for as an operating lease.

In November 2001, Covista negotiated another sale and leaseback transaction for a second telecommunications switch for approximately $1,092,700. The lease contract is similar to the first transaction, with a term of three years with an option to repurchase the equipment at fair market value upon lease termination. The second lease is also accounted for as an operating lease.

Future minimum annual rentals on these leases as of January 31, 2003 are as follows:

Year ending January 31,   Annual Minimum Rentals
-----------------------   ----------------------
2004                            $2,149,745
2005                             1,561,038
2006                               772,632
2007                               492,697
2008                               409,250
2008 and thereafter              1,637,846
                                ----------
TOTAL                           $7,023,208
                                ==========

Rental expense for the years ended 2003, 2002 and 2001 was approximately $2,945,000, $2,355,000 and $1,500,000, respectively.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

9.   EMPLOYEE BENEFIT PLANS

The Company has established a savings incentive plan for substantially all employees of the Company, which is qualified under section 401(k) of the Internal Revenue Code. The savings plan provides for contributions to an independent trustee by both the Company and its participating employees. Under the plan, employees may contribute up to 15% of their pretax base pay. The Company matches 50% of the first 6% of participant contributions.

Participants vest immediately in their own contributions and over a period of five years for the Company's contributions. Company contributions were approximately $148,000, $162,000 and $95,000, for the years ended January 31, 2003, 2002 and 2001, respectively.

10.   STOCK OPTION PLANS

The Company has four stock option plans authorizing the granting of either Incentive Stock Options or Nonqualified Stock Options. The 1996 Stock Option Plan (the "1996 Plan") provides for the issuance of an aggregate of not more than 600,000 shares of the Company's Common Stock. The 1999 Equity Incentive Plan (the "1999 Plan") provides for the issuance of an aggregate of not more than 750,000 shares of the Company's Common Stock. The 2001 Equity Incentive Plan (the "2001 Plan") provides for the issuance of an aggregate of not more than 900,000 shares of the Company's Common Stock. The 2002 Equity Incentive Plan (the "2002 Plan") provides for the issuance of an aggregate of not more than 750,000 shares of the Company's Common Stock. The Capsule Equity Incentive Plan (the "Capsule Plan") provides for the issuance of an aggregate of not more than 286,975 shares of the Company's Common Stock. The 1987 Plan is disclosed for prior year information purposes.

Incentive Stock Options granted pursuant to the Plans must have an exercise price equal to the fair market value of the Company's Common Stock at the time the option is granted, except that the price shall be at least 110% of the fair market value where the option is granted to an employee who owns more than 10% of the combined voting power of all classes of the Company's voting stock.

Nonqualified Stock Options granted pursuant to the Plans must have an exercise price equal to at least 50% of the fair market value of the Company's Common Stock at the time the option is granted. Incentive Stock Options may be granted only to employees. Nonqualified Stock Options may be granted to employees as well as directors, independent contractors and agents, as determined by the Board of Directors. All options available to be granted under the 1996 Plan, totaling 54,750 at January 31, 2003, must be granted by October 10, 2006. All options available to be granted under the 1999 Plan, totaling 320,725 at January 31, 2003, must be granted by February 23, 2009. All options available to be granted under the 2001 Plan, totaling 289,458 at January 31, 2003, must be granted by February 8, 2012. All options available to be granted under the 2002 Plan, totaling 547,000 at January 31, 2003 must be granted by December 19, 2012.

On February 23, 2000, the Board of Directors adopted a resolution allowing the Company to reprice all outstanding options granted under the 1996 and 1999 Plans. All outstanding options, approximately 243,000 net of cancellations, which were originally granted at prices ranging from $14.63 to $21.50 per share, were repriced to $14.25 per share. Accordingly, the option prices per share and weighted average exercise price in the following 1996 Plan and 1999 Plan tables have been restated to reflect the $14.25 exercise price. All other terms and conditions, including vesting periods remain unchanged. The repriced options are subject to variable plan accounting and as a result there was no income statement effect of these options in the year ended January 31, 2003, January 31, 2002 and January 31, 2001 due to the decrease in the Company's stock price below the new exercise price.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

On February 1, 2001, 35 employees were given the opportunity to cancel 248,200 options to purchase Common Shares. All 35 agreed to cancel the options. On August 2, 2001 248,200 options to purchase Common Shares were issued at the then closing market price of $5.65 per share.

As part of the Capsule acquisition, each Capsule stock option was converted into options to purchase shares of Covista Common Stock. Under the Capsule stock option plans, options were granted to officers and employees of Capsule. No option was granted for a term in excess of ten years from the date of grant. The Capsule stock options were fully vested on the date of acquisition. The options if not exercised, expire up to 5 years after the date of grant.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001



    Information regarding options under the 1987 Plan is as follows:

                                                                                            Weighted
                                              Option Price                                  Average
                                               Per Share     Outstanding   Exercisable   Exercise Price
                                               ---------     -----------   -----------   --------------
January 31 1999 balance                       $0.51 - $4.81    310,000       310,000         $1.77
Exercised                                     $0.51 - $4.81   (211,000)     (211,000)        $2.25
                                              -------------   --------      --------         -----
January 31, 2000 balance                      $0.51 - $1.00     99,000         99,00         $0.75
Exercised                                     $        0.51    (16,500)      (16,500)        $0.51
                                              -------------   --------      --------         -----
January 31, 2001 balance                      $0.51 - $1.00     82,500        82,500         $0.80
Exercised                                     $        1.00    (16,500)      (16,500)        $1.00
Cancelled                                     $0.51 - $1.00    (66,000)      (66,000)        $0.80
                                              -------------   --------      --------         -----
January 31, 2002 balance                                 --         --            --         $  --
                                              =============   ========      ========         =====

Information regarding options under the 1996 Plan is as follows:

                            Option Price                               Weighted Average
                             Per Share     Outstanding   Exercisable    Exercise Price
                           -------------   -----------   -----------   ----------------
January 31, 2000 balance   $10.00-$14.25     344,000        97,183          $14.06
   Became exercisable      $       14.25          --        18,184          $14.25
   Cancelled               $       14.25    (259,600)      (64,000)         $14.25
                           -------------    --------       -------          ------
January 31, 2001 balance   $10.00-$14.25      84,400        51,367          $13.50
   Granted                 $        2.00     523,000            --          $ 2.00
   Became exercisable      $        2.00          --       101,000          $ 2.00
   Cancelled               $ 2.00-$14.25    (259,400)      (51,367)         $ 5.74
   Exercised               $        2.00      (5,000)       (5,000)         $ 2.00
                           -------------    --------       -------          ------
January 31, 2002 balance   $        2.00     343,000        96,000          $ 2.00
   Became exercisable      $        2.00          --       247,000          $ 2.00
   Exercised               $        2.00      (5,000)       (5,000)         $ 2.00
                           -------------    --------       -------          ------
January 31, 2003 balance   $        2.00     338,000       338,000          $ 2.00
                           =============    ========       =======          ======

Information regarding options under the 1999 Plan is as follows:

                           Option Price                               Weighted Average
                            Per Share     Outstanding   Exercisable    Exercise Price
                           ------------   -----------   -----------   ----------------
January 31, 2000 balance   $      14.25     521,000        48,000           $14.25
   Granted                 $      14.25     365,100            --           $14.25
   Became exercisable      $      14.25          --        92,375           $14.25
   Cancelled               $      14.25    (372,600)      (48,000)          $14.25
                           ------------    --------       -------           ------
January 31, 2001 balance   $      14.25     513,500        92,375           $14.25
   Granted                 $ 2.00-$7.00     558,400            --           $ 3.76
   Became exercisable      $ 2.00-$3.50          --         8,433           $ 2.02
   Cancelled               $3.00-$14.25    (573,000)      (89,175)          $12.93
   Exercised               $ 2.00-$3.50      (8,433)       (8,433)          $ 2.02
                           ------------    --------       -------           ------
January 31, 2002 balance   $2.00-$14.25     490,467         3,200           $ 4.00
   Granted
   Became exercisable       2.00-$14.25          --       425,975             3.50
   Cancelled                3.00-$14.25     (61,292)           --            12.00
   Exercised                2.00-$ 3.50     (41,875)      (41,875)            2.11
                           ------------    --------       -------           ------
January 31, 2003 balance   $2.00-$14.25     387,300       387,300           $ 4.09
                           ============    ========       =======           ======

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

Information regarding options under the 2001 Plan is as follows:

                           Option Price                               Weighted Average
                            Per Share     Outstanding   Exercisable    Exercise Price
                           ------------   -----------   -----------   ----------------
January 31, 2001 balance             --          --            --              --
   Granted                  $2.00-$6.71     855,500            --           $4.02
   Became exercisable       $2.00-$5.65          --       213,899           $4.26
   Cancelled                $      5.65      (2,900)           --           $5.65
                            -----------     -------       -------           -----
January 31, 2002 balance    $2.00-$6.71     852,600       213,899           $4.02
   Granted                  $      5.00      41,000            --           $5.00
   Became exercisable       $2.00-$5.65          --       355,643           $3.68
   Cancelled                $2.00-$5.65    (283,058)           --           $4.90
   Exercised                $2.00-$5.65     (78,842)      (78,842)          $2.55
                            -----------     -------       -------           -----
January 31, 2003 balance    $2.00-$6.71     531,700       490,700           $2.95
                            ===========     =======       =======           =====

Information regarding options under the 2002 Plan is as follows:

                           Option Price                               Weighted Average
                            Per Share     Outstanding   Exercisable    Exercise Price
                           ------------   -----------   -----------   ----------------
January 31, 2002 balance             --         --            --               --
   Granted                        $2.87     203,000           --            $2.87
                            -----------     -------       -------           -----
January 31, 2003 balance          $2.87     203,000           --            $2.87
                            ===========     =======       =======           =====

Information regarding options under the Capsule Plan is as follows:

                           Option Price                               Weighted Average
                            Per Share     Outstanding   Exercisable    Exercise Price
                           ------------   -----------   -----------   ----------------
January 31, 2002 balance             --         --            --              --
   Granted                  $3.49-24.20    286,975       286,975           10.38
   Cancelled                 3.49-24.20    (49,656)      (49,656)          15.72
   Exercised                       3.49    (23,763)      (23,763)           3.49
                           ------------    -------       -------           -----
January 31, 2003 balance   $3.49-$20.45    213,556       213,556           $9.90
                           ============    =======       =======           =====

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

The following table summarizes information about options outstanding as of January 31, 2002 under the 1987, 1996, 1999, 2001, 2002 and Capsule Plans:

                                   Outstanding                                   Exercisable
                    -----------------------------------------------   ---------------------------------
                                        Remaining
Range of exercise   Number of Shares   Contractual       Average      Number of Shares       Average
      prices          Outstanding          Life      Exercise Price      Outstanding     Exercise Price
-----------------   ----------------   -----------   --------------   ----------------   --------------
   $ 2.00-$7.00         1,546,515          5.0           $ 3.11          1,302,515           $ 3.06
   $7.01-$20.45           126,963          1.90          $14.51            126,963           $14.51

11.  STOCK GRANTS

The Company, at the discretion of the Board of Directors, has awarded from time to time to management personnel shares of its Common Stock at par value. These shares vest over a period of three to five years. The Company awarded 0 shares, 0 shares and 0 shares of its Common Stock and recorded compensation expense of $0, $ 12,011 and $266,565 for the years ended January 31, 2003, 2002 and 2001, respectively.

12. VENDOR DISPUTES AND ACCRUED LINE COST ESTIMATES

In the normal course of business, Covista files disputes with its service providers. The Covista accounting policy, followed on a consistent basis, is to record the invoiced amount to cost of sales, which may include disputed amounts. When the dispute is resolved and the credit is received, the amount reduces cost of sales. During the fiscal year ended January 2003, Covista obtained net credits of approximately $3.4 million for resolved disputes. These credits reduced cost of sales and the corresponding accounts payable and accrued liability. Open and unresolved disputes included in accounts payable and accrued liabilities totaled approximately $5.2 million at January 31, 2003.

In the normal course of business, Covista uses certain estimates to determine its monthly cost of sales ("line cost") and corresponding accounts payable to these service providers. These line costs include fees for network transport, access, egress and facility charges. The Covista accounting policy provides that changes in the accrued cost of sales estimates will be adjusted to actual amounts as soon as the actual liabilities are fixed and determinable.
These adjustments to actual expense are typically identified within 90 days following the period of estimate.

13.  LONG-TERM DEBT

The Company has a revolving $2,000,000 credit facility with Wells Fargo Business Credit Corporation, which was renegotiated and amended on May 11, 2002, which expires on May 11, 2004. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of January 31, 2003, the Company's outstanding balance on this credit facility was $1,559,172 leaving approximately $440,000 available based on collateral, for future borrowing under the credit facility. The entire balance is classified as current. Subsequent to January 31, 2003, this facility was terminated and paid in full with proceeds from a new credit facility. See footnote 19.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter. This note is secured by certain of the Company's switching equipment and Certificates of Deposit provided by Covista's Chairman of the Board. The balance on this facility was $3,079,586 at January 31, 2003 of which $1,268,827 is classified as current.

On July 2, 2001, Covista received a loan from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $4,000,000. The loan was scheduled to mature on February 1, 2003 together with accumulated interest at a rate of 8% per annum. The proceeds of the loan were used to purchase a 10-year commitment for approximately 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party. The current portion of prepaid network capacity is included in prepaid expenses.
The long term portion, net of current year amortization of is included in Intangible Assets. The cost will be amortized to operations based upon the greater of capacity use or straight line over the term of the agreement. The unaffiliated party has recently filed for Chapter 11 Reorganization; however at January 31, 2003 is continuing to perform under the agreement. Mr. Luken also advanced the Company, $400,000, the proceeds of which were used for construction of new facilities. The agreement calls for interest to be accrued at a rate of 8% per annum. The total balance of the liability was $4,400,000 plus accrued interest at January 31, 2002. During fiscal 2003, Mr. Luken loaned the Company an additional $2,600,000. The $7,000,000 note was converted to common stock at $2.87 per share, which was the market price on the date of approval, in December of 2002.

As of January 31, 2002, Covista owed a remaining balance of $381,405 loan payable to a New Jersey bank, all of which was classified as current. The interest rate on the term loan was 7.71% and was payable the scheduled monthly installments of $55,923. This balance was paid in full during fiscal 2003.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

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

Outstanding stock options to purchase shares of Common Stock were not included in the computation of diluted loss per share for the fiscal years ended January 31, 2003, 2002 and 2001 because to do so would have been antidilutive.

The reconciliation of the loss and common shares included in the computation of basic loss per common share and diluted loss per common share for the years ended January 31, 2003, 2002 and 2001 is as follows:

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

                                   2003                              2002                               2001
                      -------------------------------  --------------------------------   --------------------------------
                                                Per                               Per                                Per
                                               Share                             Share                              Share
                          Loss       Shares    Amount       Loss       Shares    Amount      Loss        Shares     Amount
                      -----------  ----------  ------  ------------  ----------  ------  -----------   ----------   ------
Net Loss              ($9,407,475)                      $(11,969,588)                     $(8,629,304)

Basic Loss Per Share   (9,407,475) 13,282,858  $(.71)   (11,969,588) 10,203,610  $(1.17)   (8,629,304)  7,324,085   $(1.18)

Effect of dilutive
   securities:

Stock Options

Diluted loss per
   share              ($9,407,475) 13,282,858  $(.71)  $(11,969,588) 10,203,610   $(1.17) $(8,629,304)  7,324,085   $(1.18)
                      ===========  ==========  =====   ============  ==========   ======  ===========   =========   ======

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                   Amounts in thousands except per share data


                                           April 30, 2000   July 31, 2000   October 31, 2000   January 31, 2001
                                           --------------   -------------   ----------------   ----------------
Net sales                                      $31,792         $34,108          $33,903            $33,427
Operating loss                                  (1,606)         (1,405)          (2,417)            (3,306)
Net loss                                        (1,514)         (1,366)          (2,403)            (3,346)
Basic loss per common share                      (0.21)          (0.19)           (0.33)             (0.45)
Diluted loss per common share                    (0.21)          (0.19)           (0.33)             (0.45)

                                           April 30, 2001   July 31, 2001   October 31, 2001   January 31, 2002
                                           --------------   -------------   ----------------   ----------------
Net sales                                      $29,444         $28,892          $20,467            $16,510
Operating income (loss)                         (4,863)             42           (1,790)            (5,551)
Net earnings (loss)                             (4,592)             86           (1,859)            (5,605)
Basic earnings (loss) per common share           (0.56)           0.01            (0.17)             (0.52)
Diluted earnings (loss) per common share         (0.56)           0.01            (0.17)             (0.52)


                                           April 30, 2002   July 31, 2002   October 31, 2002   January 31, 2003
                                           --------------   -------------   ----------------   ----------------
Net sales                                      $24,548         $25,681          $26,773            $23,958
Operating loss                                  (2,667)         (3,741)            (298)            (2,461)
Net loss                                        (2,865)         (3,217)            (431)            (2,895)
Basic loss per common share                       (.27)           (.25)            (.03)              (.19)
Diluted loss per common share                     (.23)           (.25)            (.03)              (.19)


Subsequent to the issuance of the Company's unaudited interim financial statements for the period ended October 31, 2002, the Company determined that certain vendor credits related to disputed amounts for telecommunications costs had been received but not properly recorded as a reduction of cost of revenues in the period such vendor credits were received. As a result, the Company has restated its unaudited results of operations data for the second and third fiscal quarters of 2003 from amounts previously reported in the Company's Form 10-Q for those periods to properly account for the vendor credits. A summary of the significant effects of the restatement is as follows (amounts in thousands, except per share data):


------------------------------------------------------------------------------------------------
                                For the quarter ended July 31,  For the quarter ended October 31,
                                              2002                                 2002
------------------------------------------------------------------------------------------------
                                 As previously    As restated    As previously     As restated
                                   reported                         reported
------------------------------------------------------------------------------------------------
Operating loss                      $(4,131)       $(3,741)     $(1,259)           $(298)
------------------------------------------------------------------------------------------------
Net loss                            $(3,607)       $(3,217)     $(1,392)           $(431)
------------------------------------------------------------------------------------------------
Loss per share - basic and diluted  $  (0.28)      $  (0.25)    $  (0.11)          $(0.03)
------------------------------------------------------------------------------------------------


                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

17.  ACCESS CHARGE SETTLEMENT

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

18.  RELATED PARTY TRANSACTIONS

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

On February 1, 2001, the Board of Directors of the Company authorized the acquisition of Blink Data Corporation, a telecommunications company, of which Kevin Alward was a principal shareholder, officer and director, for 300,000 shares of the Company's Common Stock valued at the fair market value at March 29, 2001 for total consideration of $900,000. The primary asset was a customer list which was fully amortized as of January 31, 2003. The transaction was completed on March 29, 2001.

Jay J. Miller, a Director of Covista, has provided various legal services for Covista. In Fiscal 2003, Covista paid $57,481 to Mr. Miller for services rendered and accrued for in Fiscal 2003. As of January 31, 2003, Covista owed Mr. Miller $41,085.

Leon Genet, a Director of Covista, has provided agent services for Covista through his wholly owned Registrant, LPJ, Inc. During Fiscal 2003, LPJ, Inc. was paid commissions of $78,134.

A proxy statement dated November 19, 2002 and mailed to stockholders on or about November 20, 2002 provided details on; a proposal to issue and sell up to 4,360,000 shares of the Company's Common Stock to Henry G. Luken III, Chairman of the Board of Directors of the Company, or a limited number of persons designated by Mr. Luken.

In December 2002, Covista completed the issuance and sale of 4,359,958 shares of Common Stock to Henry G. Luken III, in exchange for conversion of a note payable in the amount of $7,000,000, the contribution of telecommunications equipment with a fair value of $3,400,000 and cash of $2,100,000.

In December 2002, Covista completed the issuance and sale of 500,000 shares of Common Stock to W. Thorpe McKenzie, a Director, in exchange for cash of $1,433,500.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

19.  SUBSEQUENT EVENTS

Effective April 16, 2003, Covista executed a revolving credit and security agreement along with related documents that provide the Company with an $8 million revolving loan of which $7 million is currently available. The remaining $1 million becomes available upon Covista maintaining twelve consecutive months of positive cash flow as defined in the agreement. This thirty-six month facility allows the Company to borrow funds based on a portion of eligible customer accounts receivable and bears interest at the Prime Rate plus 2.00% with a floor of 6.25%. Interest, unused line and collateral management fees are payable monthly in arrears. Covista is required to maintain certain covenants that include cash velocity and fixed charge coverage ratios as defined in the agreement. The loan is secured by all of the Company's assets. Initial loan proceeds were used to payoff the Wells Fargo facility in full. (See footnote 13).

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts (Consolidated)

                                                               Charged
                                               Balance at     (Credited)                   Balance at
                                              Beginning of   to Cost and                     End of
                                                 Period        Expenses    Deductions        Period
                                              ------------   -----------   ----------     -----------
YEAR ENDED JANUARY 31, 2003

Reserves and allowances deducted from asset
   accounts:
   Allowance for uncollectible accounts        $4,987,130    $2,754,712    $2,172,682(A)  $ 5,569,160
Valuation reserve on deferred tax asset       $11,938,149    $3,119,658            --     $15,057,807

YEAR ENDED JANUARY 31, 2002
Reserves and allowances deducted from asset
   accounts:
   Allowance for uncollectible accounts        $4,075,223    $5,382,384    $4,470,477(A)  $ 4,987,130

Valuation reserve on deferred tax asset        $7,406,540    $4,531,609    $       --     $11,938,149

YEAR ENDED JANUARY 31, 2001
Reserves and allowances deducted from asset
   accounts:
   Allowance for uncollectible accounts        $1,827,260    $2,346,761    $   98,798     $ 4,075,223

Valuation reserve on deferred tax asset        $3,702,881    $3,703,659    $       --     $ 7,406,540

Allowances not deducted:
   Restructuring reserve                       $   11,995    $       --    $   11,995     $        --


(A) Represents write-off of accounts receivable against the allowance in Fiscal Year 2002.