Form 10-Q
period 2003-04-30
COVISTA COMMUNICATIONS INC
filed 2003-06-13
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:     April 30, 2003
                                        -------------------

                               OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to

                          Commission File Number 0-2180

                          COVISTA COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                        22-1656895
         -------------                                        ----------
(State or other Jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                721 Broad Street, Suite 200 Chattanooga, TN 37402
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (423) 648-9700

                  4803 Highway 58 North, Chattanooga, TN 37416
           (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at June 1, 2003
----------------------------               ---------------------------
Common Share, $.05 par value                    17,783,092 shares

                          COVISTA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                       SECOND QUARTER REPORT ON FORM 10-Q


                                      INDEX


                                                                                      Page No.

PART I.    FINANCIAL INFORMATION

     Condensed Consolidated Statements of Operations and Comprehensive Loss for
          three months ended April 30, 2003 and 2002 (unaudited)                            3

     Condensed Consolidated Balance Sheets
          April 30, 2003 (unaudited), and
          January 31, 2003                                                                4-5

     Condensed Consolidated Statements of Cash Flows
          Three months ended April 30, 2003 and 2002
          (unaudited)                                                                       6

     Notes to Condensed Consolidated Financial
          Statements (unaudited)                                                         7-12

     Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                 13-15

     Critical Accounting Policies                                                       16-18

PART II. OTHER INFORMATION

     Items 1-5  Not Applicable                                                             19

     Item 6       None


CERTIFICATIONS AND SIGNATURES                                                           20-24


                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)



                                                         Three Months Ended April 30,
                                                      2003                      2002
                                                      ----                      ----
NET REVENUE                                         $23,269,857               $24,548,143
                                                    -----------               -----------
Costs and Expenses
  Cost of revenue                                    13,288,202                17,673,366
  Selling, general and administrative                 9,116,437                 8,300,497
  Depreciation & Amortization                         1,567,096                 1,229,294
  Other compensation                                         --                    12,011
                                                    -----------               -----------
Total costs and expenses                             23,971,735                27,215,168
                                                    -----------               -----------
OPERATING LOSS                                         (701,878)               (2,667,025)
                                                    -----------               -----------
Other Income (Expense)
  Interest income                                         4,909                     1,617
  Other                                                     372                   (85,675)
  Interest expense                                      (81,204)                 (113,562)
                                                    -----------               -----------
Total other income (expense)                            (75,923)                 (197,620)
                                                    -----------               -----------
Loss before income taxes                               (777,801)               (2,864,644)
Income taxes                                                 --                        --
                                                    -----------               -----------
NET LOSS                                               (777,801)               (2,864,644)
BASIC LOSS PER COMMON SHARE                              $(0.04)                   $(0.23)
                                                    -----------               -----------
DILUTED LOSS PER COMMON SHARE                            $(0.04)                   $(0.23)
                                                    -----------               -----------


See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            April 30, 2003       January 31, 2003
                                                            --------------       ----------------
                                                              (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $ 4,173,194          $ 3,444,307
  Accounts receivable, net                                      15,045,639           15,716,015
  Prepaid expenses and other current assets                        831,169              626,574
                                                               -----------          -----------
TOTAL CURRENT ASSETS                                            20,050,002           19,786,896
                                                               -----------          -----------
PROPERTY AND EQUIPMENT, NET                                     14,221,252           15,150,416
                                                               -----------          -----------
OTHER ASSETS:
  Deferred line installation costs, net                            564,670              473,688
  Intangible assets, net                                         6,268,233            6,786,967
  Goodwill                                                       8,205,850            8,205,850
  Other assets                                                     486,275              646,581
                                                               -----------          -----------
 TOTAL OTHER ASSETS                                             15,525,028           16,113,086
                                                               -----------          -----------
TOTAL ASSETS                                                   $49,796,282          $51,050,398
                                                               ===========          ===========


See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     April 30, 2003         January 31, 2003
                                                     --------------         ----------------
                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                      $ 4,374,669            $ 2,827,999
  Accounts payable                                        12,776,025             15,073,691
  Other current and accrued liabilities                   11,470,908             11,024,151
  Salaries and wages payable                                 535,119                397,430
                                                       -------------           ------------
TOTAL CURRENT LIABILITIES                                $29,156,721             29,323,271
                                                       -------------           ------------
OTHER LONG-TERM LIABILITIES                                  228,253                223,434
                                                       -------------           ------------
LONG-TERM DEBT                                             1,496,175              1,810,759
                                                       -------------           ------------
TOTAL LIABILITIES                                         30,881,149             31,357,464
                                                       -------------           ------------
SHAREHOLDERS' EQUITY:
  Common Stock                                               965,976                965,976
  Additional paid-in-capital                              52,834,984             52,834,984
  Accumulated deficit                                    (33,440,387)           (32,662,586)
  Treasury stock                                          (1,445,440)            (1,445,440)
                                                       -------------           ------------
 TOTAL SHAREHOLDERS' EQUITY                               18,915,133             19,692,934
                                                       -------------           ------------
                                                         $49,796,282            $51,050,398
                                                       =============           ============


See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                        Three Months Ended April 30,
                                                                                          2003                2002
                                                                                          ----                ----
OPERATING ACTIVITIES:
    Net loss                                                                          $  (777,801)        $(2,864,644)
    Adjustment for non-cash charges                                                     2,191,494           2,031,156
    Changes in assets and liabilities, net of effect of acquisition of business        (1,706,712)         (1,264,737)
                                                                                     ------------         -----------
Net cash used in by operating activities                                                 (293,019)         (2,098,225)
                                                                                     ------------         -----------
INVESTING ACTIVITIES:
    Cash acquired in purchase of business                                                                   1,179,172
    Proceeds on sale of marketable securities                                                  --             439,773
    Purchase of property and equipment                                                    (83,620)           (425,071)
    Additions to deferred line installation cost                                         (126,560)            (19,248)
                                                                                     ------------         -----------
Net cash provided used in investing activities                                           (210,180)          1,174,626
                                                                                     ------------         -----------
FINANCING ACTIVITIES:
    Sale of Common Stock                                                                       --             174,140
    Bank Borrowing - net of repayment                                                   1,232,086              42,506
    Note payable to related party                                                              --           2,600,000
                                                                                     ------------         -----------
Net cash provided by financing activities                                               1,232,086           2,816,646
                                                                                     ------------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 728,887           1,893,047
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          3,444,307           1,379,038
                                                                                     ------------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $4,173,194          $3,272,085
                                                                                     ============         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:

        Interest                                                                          $64,001              $6,295
Business Acquired
        Fair Value of Assets                                                                   --         $21,524,458
        Less Liability Assumed                                                                 --         (10,056,503)
        Less Stock Consideration for business acquired                                         --         (12,647,127)
        Cash acquired from business acquired                                                   --          (1,179,172)


See notes to condensed consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Covista Communications, Inc. and Subsidiaries (Covista) for the fiscal year ended January 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. Certain reclassifications have been made to conform prior years' balances to the current year presentation.

Revenue Recognition

            The Company's revenues, net of sales discounts, are recognized in the period in which the service is provided, based on the number of minutes of telecommunications traffic carried, and a rate per minute. Access and other service fees charged to customers, typically monthly, are recognized in the period in which service is provided.

Deferred Line Installation Costs

            The Company defers charges from other common carriers related to the cost of installing telephone transmission facilities (lines). Amortization of these costs is provided using the straight-line method over the related contract life of the lines ranging from three to five years.

Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Concentrations of Credit Risk

            The Company sells its telecommunications services and products primarily to small to medium size businesses, residential and wholesale customers. The Company performs ongoing credit evaluations of both its retail and wholesale customers. The Company generally does not require collateral, however when circumstances warrant, deposits are required. Recent conditions in the telecommunications industry have given rise to an increase in potential doubtful accounts. Allowances are maintained for such potential credit losses. The Company has entered into offset arrangements with certain of its customers, who are also vendors, allowing for the ability to offset receivables against the Company's payable balance.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

            In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantees," an interpretation of FASB Statement No. 5, "Accounting for Contingencies." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Covista has adopted FIN 45 and there has not been a material impact on its financial position or results of operations.

            In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. Covista has adopted FIN 46 and there has not been a material impact on its financial position or results of operations.

NOTE C - STOCK BASED COMPENSATION


            The following disclosure complies with the adoption of SFAS No. 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", and includes pro forma net loss as if the fair value based method of accounting had been applied:

                                                                           Three Months Ended April 30,
                                                                             2003             2002
                                                                             ----             ----
Net Loss as reported (000's)                                                $(778)          $(2,865)
Stock-based compensation expense included in reported net loss                 --                --
Total stock-based compensation expense determined under fair
value based method for all options (000's)                                    (58)              (87)
                                                                            -----           -------
Pro forma net loss (000's)                                                  $(836)          $(2,952)
                                                                            =====           =======



                                                            Three Months Ended April 30,
                                                              2003                 2002
                                                              ----                 ----
Basic Earnings Per Share:
  As reported                                                $(.04)              $(0.23)
  Pro forma                                                  $(.05)              $(0.24)
Diluted Earnings Per Share:
  As reported                                                $(.04)              $(0.23)
  Pro forma                                                  $(.05)              $(0.24)

            For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting period. The fair value of the options granted has been estimated at the various dates of the grants using the Black-Scholes option-pricing model with the following assumptions:

         o Fair market value based on the Company's closing common stock price on the date the option is granted;

         o Risk-free interest rate based on the weighted averaged U.S. treasury note rates;

         o Volatility based on the historical stock price over the expected term;

         o No expected dividend yield based on future dividend payment plans.

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss earnings per common share:


                                                                                        Three Months Ended April 30,
                                                                                          2003                 2002
                                                                                          ----                 ----
Numerator:
    Loss available to Common Shareholders
    used in basic and diluted loss per Common Share                                     $(777,801)       $ (2,864,644)
Denominator:
    Weighted-average number of Common Shares used in
     basic loss earnings per Common Share                                              17,783,092          12,462,885
Effect of diluted securities:
     Common share options (1)                                                                  --                  --
                                                                                      -----------        ------------
Weighted-average number of Common Shares and diluted potential
Common Shares used in diluted loss per Common Share                                    17,783,092          12,462,885
                                                                                      -----------        ------------
Basic loss Per Common Share                                                                $(0.04)             $(0.23)
                                                                                      -----------        ------------
Diluted loss per Common Share                                                              $(0.04)             $(0.23)
                                                                                      -----------        ------------


(1) Common Shares subject to options are not included in the calculation of diluted loss per Common Share for the three-month period ended April 30, as doing so would be antidilutive due to the net loss per common share.

NOTE E - SEGMENT REPORTING

            The Company sells telecommunication services to three distinct segments: a retail segment, consisting primarily of small to medium size businesses, a wholesale segment, with sales to other telecommunications carriers and KISSLD which targets residential users.

            In addition to direct costs, each segment is allocated a proportion of the Company's operating expenses, including utilization of its switch and facilities. The allocation of expenses is based upon the minutes of use flowing through the Company's switching network. There are no intersegment sales. When specifically identified, assets are allocated to each segment. All intangible assets and goodwill have been allocated to the retail segment. Capital expenditures and other assets are allocated based on total revenue. Management evaluates performance on operating results of the three business segments.

         Summarized financial information (000's) concerning Covista's reportable segments is shown in the following table:


                                                Retail              Wholesale              KISSLD            Total
                                                ------              ---------              ------            -----
  Three Months Ended April 30, 2003
    Net Sales                                   $17,367              $1,631                $4,272           $23,270
    Operating profit (loss)                     $ (364)              $ (388)               $   50           $  (702)
    Assets                                      $39,773              $4,547                $5,476           $49,796
    Capital expenditures                        $    63              $    6                $   15           $    84

  Three Months Ended April 30, 2002
    Net Sales                                   $18,854              $4,634                $1,060           $24,548
    Operating profit (loss)                     $(2,048)             $ (504)               $ (115)          $(2,667)
    Assets                                      $44,393              $7,618                $1,742           $53,753
    Capital expenditures                        $   327              $   80                $   18           $   425


NOTE F - INCOME TAXES

         For the fiscal year ended January 31, 2003, Covista established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the quarter ended April 30, 2003, Covista continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the quarter's net operating loss. The result is that the net deferred tax asset of approximately $3,579,000 is fully offset by the valuation allowance and as such, does not appear as an asset on the balance sheet. It will be reflected in the Company's balance sheet when the net deferred tax asset can be utilized in future periods or when managements' assessment is substantially changed.

NOTE G - ACQUISITION OF CAPSULE COMMUNICATIONS

         On February 8, 2002, Covista completed the acquisition of Capsule Communications, Inc., through the issuance of 1,742,320 shares of Common Stock and the assumption of certain liabilities and stock options. As a result, Capsule became a wholly owned subsidiary of Covista. The Company has accounted for the combination with Capsule as a purchase business combination under SFAS 141("Business Combination").

         The results of Capsule's operations have been included in the Company's Consolidated Statement of Loss and Comprehensive Loss since the date of merger. The total purchase price, including certain direct costs, was approximately $12,972,000 plus assumed liabilities of approximately $10,057,000. Included in the purchase, the Company assumed options from Capsule for the purchase of 286,975 shares of Common Stock valued at approximately $1.1 million using the Black-Scholes Valuation Model, using an exercise price of $3.49 to $20.10, expected lives of 0.5 to 2 years, 156% volatility, 2.69% discount rate, and a Company stock price of $6.71. In addition, the Company incurred approximately $0.3 million in acquisition expenses.

         The identifiable intangible assets acquired from Capsule were classified as its business customer relationships valued at $1,288,000, its residential customer relationships valued at $376,000, and its agent relationships valued at $2,526,000. These intangibles are being amortized using the straight-line method over a weighted average period of 40 months. Goodwill and intangible assets acquired are not deductible for tax purposes.

NOTE H - LONG TERM DEBT

         The Company had a revolving $2,000,000 credit facility with Wells Fargo Business Credit Corporation. Interest on the revolving credit facility was calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan was collateralized by accounts receivable and fixed and intangible assets of the Company. This facility was terminated and paid in full with proceeds from a new credit facility, effective April 16, 2003

            Effective April 16, 2003, Covista executed a revolving credit and security agreement with Capital Source Finance, LLC. This credit facility provides the Company with an $8 million loan of which approximately $4,439,000 was available at April 30, 2003 based on eligible accounts receivable. An additional $1 million becomes available upon Covista maintaining twelve consecutive months of positive cash flow as defined in the agreement. This thirty-six month facility allows the Company to borrow funds based on a portion of eligible customer accounts receivable and bears interest at the Prime Rate plus 2.00% with a floor of 6.25%. Interest, unused line and collateral management fees are payable monthly in arrears. Covista is required to maintain certain covenants that include cash velocity and fixed charge coverage ratios as defined in the agreement. The loan is secured by all of the Company's assets. Initial loan proceeds were used to payoff the Wells Fargo facility in full. The loan balance at April 30, 2003 was $3,351,080 and is included in current portion of long-term debt.

            On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter. This note is secured by certain of the Company's switching equipment and certificates of deposit provided by Covista's Chairman of the Board. The balance on this facility was $2,765,003 at April 30, 2003 of which $1,268,828 is classified as current.

NOTE I - COMMITMENTS AND CONTINGENCIES

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

                                     ITEM 2
                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULT OF OPERATIONS

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

Results of Operations

         Net sales were approximately $23,270,000 for the first three months of the current fiscal year, a decrease of approximately $1,278,000 or 5.2% as compared to the approximately $24,548,000 recorded in the first three months of the prior fiscal year.

         For the quarter ended April 30, 2003, retail revenues were approximately $17,367,000, a decrease of approximately $1,487,000 or 7.9% versus the comparative quarter in the last fiscal year. Retail minutes sold in the three-month period ended April 30, 2003 were approximately 252,093,000 minutes, a decrease of approximately 6,615,000 minutes or 2.5%. The overall blended retail rate per minute decreased to $.069 versus $.073 from the first quarter of the previous year. Management expects to experience continued rate per minute erosion due to competition in the retail segment.

         For the quarter ended April 30, 2003, KISSLD revenues were approximately $4,272,000, an increase of approximately $3,212,000 or 303% versus the first quarter from the prior fiscal year. KISSLD minutes sold for the three-month period ended April 30, 2003 were approximately 75,155,000, an increase of approximately 57,367,000 or 323%. The overall blended rate per minute was $.057 versus $.059 from the first quarter of the previous year.

         The Company has continued to successfully reduce reliance on lower margin wholesale revenue. For the quarter ended April 30, 2003, wholesale revenue was approximately $1,631,000, a decrease of approximately $3,003,000 or 64.8% versus the comparative quarter in the last fiscal year. Wholesale minutes sold in the three-month period ended April 30, 2003 were approximately 16,212,000 minutes, a decrease of approximately 49,938,000 minutes or 75.5%.

         Cost of revenue for the current three-month period was approximately $13,288,000, a decrease of approximately $4,385,000 or 24.8%. These changes were favorable in relation to the 5.2% decrease in revenue for the three-month period. The decrease in cost of revenue was primarily due to an overall decrease in lower margin wholesale minute volume of approximately $2,702,000 in addition to the realization of credits from vendors for previously disputed charges and network cost savings iniatives of approximately $1,682,000.

         For the quarter ended April 30, 2003, selling, general and administrative expense, excluding depreciation and amortization was approximately $9,116,000, an increase of approximately $816,000 or 9.8% over the comparative quarter in the last fiscal year. The increase was primarily due to an increase in agent commission expense of approximately $447,000 as a result of higher residual payout rates, an increase in bad debt expense of approximately $494,000 and an increase in bank credit card charges of approximately $323,000 as a result of greater KISSLD volume whereby the majority of customers pay via credit card. These increases were partially offset by reductions in payroll, building rent and other miscellaneous decreases of approximately $448,000 as a result of more efficient use of human and building resources.

         For the reasons described above, the operating loss for the three-month period ended April 30, 2003 was approximately $702,000, a decrease of approximately $1,965,000 from the three-month period ended April 30, 2002.

         Basic and diluted loss per Common Share was $(.04) per share for the current three-month period ended April 30, 2003 as compared to $(.23) loss per share for the three-months ended April 30, 2002.

Liquidity and Capital Resources

         At April 30, 2003, Covista had a working capital deficit of approximately $9,107,000, an improvement of approximately $429,000 as compared to January 31, 2003. The ratio of current assets to current liabilities at April 30, 2003 was .69:1, as compared to the ratio of .67:1 at January 31, 2003. The improvement in the working capital deficit at April 30, 2003 was primarily attributable to a net increase in current assets of approximately $263,000. This increase was supplemented by a decrease in current liabilities of approximately $166,000.

         The increase in cash of approximately $729,000 was the result primarily of net proceeds from bank borrowings of approximately $1,232,000. This increase was offset by cash used in operations of approximately $293,000 and cash used in investing activities of approximately $210,000.


Capital Expenditures

         Capital expenditures for the three-month period ended April 30, 2003 were approximately $84,000. Capital expenditures for the remainder of Fiscal 2003 are estimated at approximately $1,500,000 and are expected to be funded from operations.

Prepaid Network Capacity

         In July 2002, Covista purchased 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party. The unaffiliated party has filed for Chapter 11 reorganization; however, as of the date of this report, is continuing to perform under the agreement, and therefore, management does not believe that this asset is impaired. However, management was unable to determine if this carriers' bankruptcy filing would impact the carrier's ability to fulfill it's obligation to Covista under the prepaid network capacity agreement.

         As of the date hereof, Covista has used approximately 152 million DS-0 channel miles of telecommunications network capacity against the 2.8 billion DS-0 total prepaid network capacity, of which $400,000 has been classified as a current asset and based on anticipated usage in the next 12 months the remainder of the prepaid capacity amount of approximately $2,867,000 is included in intangible assets.

Accounts Receivable and Credit Risk

         Accounts receivable subjects Covista to the potential for credit risk with customers in the retail and wholesale segments. To reduce credit risk, Covista performs ongoing evaluations of its customers' financial condition and, except in situations where the risk warrants it, Covista does not require a deposit or other collateral. Accounts receivable of approximately $16,909,000, net of the reserve for uncollectible accounts totaling approximately $1,864,000, represents approximately 30.2% of the total assets of Covista.

         No one customer accounts for greater than eight percent of the total revenues. In the wholesale segment, which contains Covista's largest customers, Covista has been able to reduce credit risk by using reciprocal arrangements with certain customers, which are also Covista's suppliers, to offset outstanding receivables. Covista has historically maintained a better than three percent ratio of bad debts to revenues. For the three-month period ended April 30, 2003, this ratio was approximately 2.7%. Covista also measures accounts receivable turnover (as measured in days sales outstanding). For the periods ended April 30, 2003 and 2002, days sales outstanding were 52.5 days and 58.5 days, respectively.

Related Party Transactions

         Jay J. Miller, a Director of Covista, has provided various legal services for Covista in Fiscal 2004. In the first quarter, Covista accrued $8,700 to Mr. Miller for services rendered. As of April 30, 2003, Covista owed Mr. Miller $49,785.

         Leon Genet, a Director of Covista, has provided agent services for Covista through his wholly owned Registrant, LPJ, Inc. During the first quarter, Fiscal 2004, LPJ, Inc. was paid commissions of $18,271. The commissions paid to LPJ, Inc. were computed on the same basis as other independent agents retained by Covista.

                          CRITICAL ACCOUNTING POLICIES


Nature of Operations

     Covista Communications, Inc. ("Covista"), and its wholly-owned subsidiaries (collectively, the "Company") operates as a switch based resale common carrier providing domestic and international long distance telecommunications service to customers throughout the United States. Prior to the Capsule acquisition, the Company's principal customers were primarily businesses and other common carriers. On September 15, 2000, the Company changed its name from Total-Tel USA Communications, Inc. to Covista Communications, Inc. On February 8, 2002, Covista completed the acquisition of Capsule Communications, Inc. As a result, Capsule became a wholly owned subsidiary of Covista. Capsule is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residential accounts. The results of Capsule's operations have been included in the Company's statement of operations since the acquisition date.

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

The estimated useful lives of the principal classes of assets are as follows:


          Classification                             Years
          --------------                             -----
          Machinery and equipment                    5-10
          Office furniture, fixtures and equipment   5-10
          Vehicles                                   3-5
          Leasehold improvements                     2-10
          Computer equipment and software            5-7


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

Intangible Assets

            Intangible assets consist of prepaid network capacity and purchased customer and agent relationships being amortized over a straight-line basis over periods varying between 10 and 120 months.

Goodwill

         Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. Goodwill added subsequent to January 1, 2002 is not being amortized in accordance to SFAS 142. The carrying value of goodwill is evaluated for impairment on an annual basis. Management also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired.

Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Vendor Disputes

            In the normal course of business Covista will file disputes with its service suppliers. The Covista accounting policy is to record the invoiced amount to cost of revenue which may include disputed amounts. When the dispute is resolved and the credit is received, the amount is credited to cost of revenue. Open disputes included in accounts payable and accrued liabilities at April 30, 2003 are approximately $5.3 million.

Concentrations of Credit Risk

            The Company sells its telecommunications services and products primarily to small to medium size businesses, residential and wholesale customers. The Company performs ongoing credit evaluations of both its retail and wholesale customers. The Company generally does not require collateral, however when circumstances warrant, deposits are required. Recent conditions in the telecommunications industry have given rise to an increase in potential doubtful accounts. Allowances are maintained for such potential credit losses. The Company has entered into offset arrangements with certain of its customers, who are also vendors, allowing for the ability to offset receivables against the Company's payables balance.

Market Risk

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As Covista holds no marketable securities at April 30, 2003, the exposure to interest rate risk relating to marketable securities no longer exists. Covista does not hold any derivatives related to its interest rate exposure. Covista also maintains long-term debt at fixed rates. Due to the nature and amounts of Covista's note payable, an immediate 10% change in interest rates would not have a material effect in Covista's results of operations over the next fiscal year. Covista's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated statements as a whole.

Cash and Cash Equivalents

            The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposits and money market accounts.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION






ITEMS 1 - 5           Not applicable
ITEMS 6               None

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

Date:    June 13, 2003                     By: /s/ A. John Leach, Jr.
         -------------                         -----------------------
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

Date:    June 13, 2003             By: /s/  Thomas P. Gunning
         -------------                 -----------------------
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

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Covista Communications, Inc. on Form 10-Q for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, A. John Leach, Jr., President and CEO of Covista Communications, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

     1) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Covista Communications, Inc.

Date:    June 13, 2003               By: /s/ A. John Leach, Jr.
         -------------                   -----------------------
                                         A. John Leach, Jr.
                                         President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Covista Communications, Inc. on Form 10-Q for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas P. Gunning, CFO of Covista Communications, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that;

     1) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Covista Communications, Inc.

Date:    June 13, 2003              By: /s/  Thomas P. Gunning
         -------------                  -----------------------
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



                                    COVISTA COMMUNICATIONS, INC.
                                           (Registrant)


Date: June 13, 2003                 By: /s/ A. John Leach, Jr.
      -------------                     -----------------------
                                        A. John Leach, Jr.
                                        President and Chief Executive Officer


Date: June 13, 2003                 By: /s/ Thomas P. Gunning
      -------------                     -----------------------
                                        Vice President, Chief Financial
                                        Officer and Principal Accounting Officer