Form 10-Q
period 2003-07-31
COVISTA COMMUNICATIONS INC
filed 2003-09-12
CIK 34497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: July 31, 2003

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


               721 Broad Street, Suite 200 Chattanooga, TN 37402
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (423) 648-9700

                                 Not Applicable
                (Former address of principal executive offices)

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

          Class                                Outstanding at September 12, 2003
Common Share, $.05 par value                          17,806,425 shares

                          COVISTA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                       SECOND QUARTER REPORT ON FORM 10-Q


                                      INDEX


                                                                                  PAGE No.
PART I - FINANCIAL INFORMATION

Condensed Consolidated Statements of Operations and Comprehensive Loss               3

     Six months ended July 31, 2003 and 2002 (unaudited) and three months ended July 31, 2003 and 2002 (unaudited)

Condensed Consolidated Balance Sheets                                               4-5

     July 31, 2003 (unaudited), and January 31, 2003

Condensed Consolidated Statements of Cash Flows                                      6

     Six months ended July 31, 2003 and 2002 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)                    7-13

Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                 14-17

Critical Accounting Policies                                                       18-20


PART II - OTHER INFORMATION

Items 1-5  Not Applicable                                                          21

Items 6                                                                            21

CERTIFICATIONS AND SIGNATURES                                                      22-26


                 COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)

                                                          Six Months Ended              Three Months Ended
                                                              July 31,                        July 31,
                                                   ----------------------------    ----------------------------
                                                       2003            2002            2003            2002
                                                       ----            ----            ----            ----
NET REVENUE                                        $ 44,726,956    $ 50,229,089    $ 21,457,099    $ 25,680,947
                                                   ------------    ------------    ------------    ------------
Costs and Expenses
  Cost of revenue                                    25,333,344      33,276,396      12,045,142      16,849,995
  Selling, general and administrative                17,808,471      20,870,727       8,692,406      11,328,925
  Depreciation and amortization                       3,080,752       2,490,018       1,513,656       1,243,053
                                                   ------------    ------------    ------------    ------------
Total costs and expenses                             46,222,567      56,637,141      22,251,204      29,421,973
                                                   ------------    ------------    ------------    ------------
OPERATING (LOSS) INCOME                              (1,495,611)     (6,408,052)       (794,105)     (3,741,026)
                                                   ------------    ------------    ------------    ------------
Other Income (Expense)
  Interest income                                        10,412          44,328           5,503          42,711
  Other                                                      --          26,471                         112,146
  Interest (expense)                                   (177,529)       (255,313)        (96,325)       (141,751)
                                                   ------------    ------------    ------------    ------------
Total other                                            (167,117)       (184,514)        (90,822)         13,106
NET (LOSS) BEFORE TAXES                              (1,662,728)     (6,592,566)       (884,927)     (3,727,920)
Income tax benefit                                           --         511,220              --         511,220
NET (LOSS)                                           (1,662,728)   $ (6,081,346)       (884,927)   $ (3,216,700)
                                                   ------------    ------------    ------------    ------------
BASIC (LOSS) PER COMMON SHARE                            $(0.09)         $(0.48)         $(0.05)         $(0.25)
                                                   ------------    ------------    ------------    ------------
DILUTED (LOSS) PER COMMON SHARE                          $(0.09)         $(0.48)         $(0.05)         $(0.25)
                                                   ------------    ------------    ------------    ------------

See notes to condensed consolidated financial statements.

                 COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        July 31, 2003  January 31, 2003
                                                        -------------  ----------------
                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $ 3,336,538      $ 3,444,307
  Accounts receivable, net                                12,240,130       15,716,015
  Prepaid expenses and other current assets                  698,242          626,574
                                                         -----------      -----------
TOTAL CURRENT ASSETS                                      16,274,910       19,786,896
                                                         -----------      -----------
PROPERTY AND EQUIPMENT, NET                               13,300,584       15,150,416
                                                         -----------      -----------
OTHER ASSETS:
  Deferred line installation costs, net                      539,163          473,688
  Intangible assets, net                                   5,749,507        6,786,967
  Goodwill                                                 8,205,850        8,205,850
  Other assets                                               475,276          646,581
                                                         -----------      -----------
 TOTAL OTHER ASSETS                                       14,969,796       16,113,086
                                                         -----------      -----------
TOTAL ASSETS                                             $44,545,290      $51,050,398
                                                         ===========      ===========

See notes to condensed consolidated financial statements.

                 COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       July 31, 2003    January 31, 2003
                                                      ---------------   ----------------
                                                        (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                   $ 1,238,244          $ 2,827,999
  Current portion of long-term debt due
    to related party                                  $ 1,268,827                   --
  Accounts payable                                     10,426,890           15,073,691
  Other current and accrued liabilities                11,803,886           11,024,151
  Salaries and wages payable                              352,475             397,430
                                                      -----------          -----------
TOTAL CURRENT LIABILITIES                              25,090,322           29,323,271
                                                      -----------          -----------
OTHER LONG-TERM LIABILITIES                               233,072              223,434
                                                      -----------          -----------
LONG-TERM DEBT                                                 --            1,810,759
LONG-TERM DEBT DUE TO RELATED PARTY                     1,191,690                   --
                                                      -----------          -----------
TOTAL LIABILITIES                                      26,515,084           31,357,464
                                                      -----------          -----------
SHAREHOLDERS' EQUITY:
  Common Stock                                            965,796              965,976
  Additional paid-in-capital                           52,834,984           52,834,984
  Accumulated deficit                                 (34,325,314)         (32,662,586)
  Treasury stock                                       (1,445,440)          (1,445,440)
                                                      -----------          -----------
 TOTAL SHAREHOLDERS' EQUITY                            18,030,206           19,692,934
                                                      -----------          -----------
                                                      $44,545,290          $51,050,398
                                                      ===========          ===========

See notes to condensed consolidated financial statements.

                 COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Six Months Ended July 31,
                                                                                           2003            2002
                                                                                       ------------    ------------
OPERATING ACTIVITIES:
    Net loss                                                                            $(1,662,728)    $(6,081,346)
    Adjustment for non-cash charges                                                       4,137,256       4,200,556
    Changes in assets and liabilities, net of effect of acquisition of business          (1,383,365)     (2,606,064)
                                                                                       ------------    ------------
Net cash provided by (used in) in by operating activities                                 1,091,163      (4,486,854)
                                                                                       ------------    ------------
INVESTING ACTIVITIES:

    Cash acquired in purchase of business                                                        --       1,179,165
    Proceeds on sale of marketable securities                                                    --         439,773
    Purchase of property and equipment                                                     (118,515)     (1,345,415)
    Additions to deferred line installation costs                                          (140,421)        (12,802)
                                                                                       ------------    ------------
Net cash provided by (used in) investing activities                                        (258,936)        260,721
                                                                                       ------------    ------------
FINANCING ACTIVITIES:
    Sale of Common Stock                                                                         --         277,433
    Proceeds of loan from shareholder                                                            --       6,375,000
    Bank Borrowing, Net                                                                    (939,996)        141,332
                                                                                       ------------    ------------
Net cash provided by (used in) financing activities                                        (939,996)      6,793,765
                                                                                       ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (107,769)      2,567,632

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            3,444,307       1,379,038
                                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 3,336,538     $ 3,946,670
                                                                                       ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
        Interest                                                                        $   177,529     $   255,313
        Tax refund                                                                               --        (511,220)
Business Acquired
        Fair Value of Assets                                                                     --     $23,028,630
        Less Liability Assumed                                                                   --     (10,056,503)
        Less: Stock Consideration for business acquired                                          --     (14,151,299)
        Cash acquired from business acquired                                                     --      (1,179,172)

See notes to condensed consolidated financial statements

                 COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Covista Communications, Inc. and Subsidiaries for the fiscal year ended January 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. Certain reclassifications have been made to conform prior years' balances to the current year presentation.

     Subsequent to the issuance of the Company's unaudited interim financial statements for the period ended July 31, 2002, the Company determined that certain vendor credits related to disputed amounts for telecommunications costs had been received but not recorded as a reduction of cost of revenues in the period such vendor credits were received. As a result, the Company restated its unaudited results of operations from amounts previously reported in the Company's Form 10-Q for the quarter ended July 31, 2002. A summary of the effects of the restatement is as follows (amounts in thousands, except per share data):

                                           For the quarter ended July 31, 2002     For the six-months ended July 31, 2002
                                           -------------------------------------   --------------------------------------
                                           As previously reported    As restated    As previously reported    As restated
        Operating Loss                            $(4,131)             $(3,741)             $(6,798)           $(6,408)
        Net Loss                                  $(3,607)             $(3,217)             $(6,471)           $(6,081)
        Loss per share - basic and diluted        $ (0.28)             $(0.25)              $  (.51)           $  (.48)


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

Concentrations of Credit Risk

     The Company sells its telecommunications services and products primarily to residential, small to medium size businesses, and wholesale customers. The Company performs ongoing credit evaluations of both its retail and wholesale customers. The Company generally does not require collateral; however, when circumstances warrant, deposits are required. Allowances are maintained for such potential credit losses. The Company generally has entered into offset arrangements with certain of its customers, who are also vendors, allowing for the ability to offset receivables against the Company's payable balance.

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

     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. Covista has adopted FIN 46 and there has not been a material impact on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise if effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that this standard will have a significant effect on its consolidated financial statements.

NOTE C - STOCK BASED COMPENSATION

     The following disclosure complies with the adoption of SFAS No. 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", and includes pro forma net loss as if the fair value based method of accounting had been applied:


                                                                 Six Months Ended July 31,
                                                                   2003              2002
Net Loss as reported (000's)                                     $(1,663)          $(6,081)
Stock-based compensation expense included in reported net loss        --                --
Total stock-based compensation expense determined under fair
value based method for all options (000's)                       $  (143)          $  (174)
                                                                 --------          --------
Pro forma net loss (000's)                                       $(1,806)          $(6,255)
                                                                 ========          ========
Basic Earnings Per Share:
  As reported                                                    $ (0.09)          $ (0.48)
  Pro forma                                                      $ (0.10)          $ (0.50)
Diluted Earnings Per Share:
  As reported                                                    $ (0.09)          $ (0.48)
  Pro forma                                                      $ (0.10)          $ (0.50)


     For purposes of pro forma disclosures under SFAS 123, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods. The fair value of the options granted has been estimated at the various dates of the grants using the Black-Scholes option-pricing model with the following assumptions:

     o Fair market value based on the Company's closing Common Stock price on the date the option is granted;

     o Risk-free interest rate based on the weighted averaged U.S. treasury note rates;

     o    Volatility based on the historical stock price over the expected term;

     o    No expected dividend yield based on future dividend payment plans.


NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss earnings per Common Share:

                                                         Six Months Ended July 31,      Three Months Ended July 31,
                                                           2003            2002            2003            2002
                                                           ----            ----            ----            ----
Numerator:
    Loss available to Common Shareholders
    used in basic and diluted loss per Common Share    $(1,662,728)    $(6,081,346)    $  (884,927)    $(3,216,700)
Denominator:
   Weighted-average number of Common Shares used
   in basic loss earnings per Common Share              17,783,092      12,568,524      17,783,092      12,670,805
Effect of diluted securities:
     Common share options (1)                                   --              --              --              --
                                                       -----------     -----------     -----------     -----------
Weighted-average number of Common Shares and
diluted potential Common Shares used in diluted
loss per Common Share                                   17,783,092      12,568,524      17,783,092      12,670,805
                                                       -----------     -----------     -----------     -----------
Basic loss Per Common Share                                 $(0.09)         $(0.48)         $(0.05)         $(0.25)
                                                       -----------     -----------     -----------     -----------
Diluted loss per Common Share                               $(0.09)         $(0.48)         $(0.05)         $(0.25)
                                                       -----------     -----------     -----------     -----------

Common Shares subject to options are not included in the calculation of diluted loss per Common Share as doing so would be antidilutive due to the net loss per common share.


NOTE E - SEGMENT REPORTING

     The Company sells telecommunication services to three distinct segments:
KISSLD which targets residential users, a retail segment, consisting primarily of small to medium size businesses, and a wholesale segment, with sales to other telecommunications carriers.

     In addition to direct costs, each segment is allocated a proportion of the Company's operating expenses, including utilization of its switching equipment and facilities. The allocation of expenses is based upon the minutes of use flowing through the Company's switching network. There are no intersegment sales. When specifically identified, assets are allocated to each segment.
All intangible assets and goodwill have been allocated to the retail segment. Capital expenditures and other assets are allocated based on total revenue. Management evaluates performance on operating results of the three business segments.

     Summarized financial information (000's) concerning Covista's reportable segments is shown in the following table:


                                     KISSLD     Retail      Wholesale    Total
                                     ------     ------      ---------    -----
  Six Months Ended July 31, 2003
    Net Sales                        $8,589     $33,631      $2,507     $44,727
    Operating profit (loss)            (361)       (482)       (653)     (1,496)
    Assets                            5,311      36,601       2,633      44,545
    Capital expenditures                 23          89           7         119

  Six Months Ended July 31, 2002
    Net Sales                        $3,620     $38,818      $7,791     $50,229
    Operating profit (loss)          (1,939)     (2,890)     (1,579)     (6,408)
    Assets                            3,577      38,362       7,700      49,639
    Capital expenditures                 97       1,040         208       1,345


NOTE F - INCOME TAXES

     For the fiscal year ended January 31, 2003, Covista established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the quarter ended July 31, 2003, Covista continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the quarter's net operating loss. The result is that the net deferred tax asset of approximately $3,579,000 is fully offset by the valuation allowance and as such, does not appear as an asset on the balance sheet. It will be reflected in the Company's balance sheet when the net deferred tax asset can be utilized in future periods or when management's assessment is substantially changed.


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


NOTE H - LONG TERM DEBT

     The Company had a revolving $2,000,000 credit facility with Wells Fargo Business Credit Corporation. Interest on the revolving credit facility was calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan was collateralized by accounts receivable and fixed and intangible assets of the Company. This facility was terminated and paid in full with proceeds from a new credit facility, effective April 16, 2003.

     Effective April 16, 2003, Covista executed a revolving credit and security agreement with Capital Source Finance, LLC. This credit facility provides the Company with an $8 million line of credit of which approximately $3,711,000 was available at July 31, 2003, based on eligible accounts receivable. An additional $1 million becomes available upon Covista maintaining twelve consecutive months of positive cash flow as defined in the agreement. This thirty-six month facility allows the Company to borrow funds based on a portion of eligible customer accounts receivable and bears interest at the Prime Rate plus 2.00% with a floor of 6.25%. Interest, unused line and collateral management fees are payable monthly in arrears. Covista is required to maintain certain covenants which include cash velocity and fixed charge coverage ratios as defined in the agreement. The loan is secured by all of the Company's assets. Initial loan proceeds were used to payoff the Wells Fargo facility in full. The loan balance at July 31, 2003 was $1,462,461 and is included in current portion of long-term debt.

     On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was $2,460,517 at July 31, 2003 of which $1,268,827 is classified as current.

NOTE I -- COMMITMENTS AND CONTINGENCIES

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

Results of Operations

     Net revenue was approximately $44,727,000 for the first six months of the current fiscal year, a decrease of approximately $5,502,000 or 11% as compared to the approximately $50,229,000 recorded in the first six months of the prior fiscal year. Net sales for the second quarter of the current fiscal year were approximately $21,457,000, a decrease of approximately $4,224,000 or 16% as compared to the approximately $25,681,000 recorded in the second quarter of the prior fiscal year.

     KISSLD revenue for the six-month period was approximately $8,589,000, an increase of approximately $4,969,000 or 137% over the same period from the prior year. For the three-month period ended July 31, 2003, KISSLD revenue was approximately $4,317,000, an increase of approximately $2,517,000 or 140% versus the comparative quarter in the last fiscal year. The total minutes sold for KISSLD for the six-month period ended July 31, 2003 were approximately 149,923,000, an increase of approximately 103,962,000 or 226%, versus the comparative period in the last fiscal year. KISSLD minutes sold for the three-month period ended July 31, 2003, were approximately 74,791,000, an increase of approximately 40,052,000 or 115% versus the comparative quarter in the last fiscal year.

     Retail revenue for the six-month period was approximately $33,631,000, a decrease of approximately $5,187,000 or 13%. For the quarter ended July 31, 2003, retail revenue was approximately $16,264,000, a decrease of $5,761,000 or 26% versus the comparative quarter in the last fiscal year. Retail minutes sold in the six-month period ended July 31, 2003 were approximately 496,440,000 minutes, a decrease of approximately 85,993,000 minutes or 15%, versus the comparative period in the last fiscal year. Retail minutes sold in the quarter ended July 31, 2003 were approximately 244,347,000, a decrease of approximately 67,853,000 or 22% versus the prior fiscal year.

     In connection with its planned reduction, wholesale revenue for the six-month period was approximately $2,507,000, a decrease of approximately $5,284,000 or 68%. For the quarter ended July 31, 2003, wholesale revenue was approximately $876,000, a decrease of approximately $2,780,000 or 76% versus the comparative quarter in the last fiscal year. Wholesale minutes sold in the six-month period ended July 31, 2003 were approximately 28,229,000 minutes, a decrease of approximately 87,808,000 minutes or 76%. Wholesale minutes sold in the quarter ended July 31, 2003 were approximately 12,017,000 minutes, a decrease of approximately 37,870,000 minutes or 76%.

     Cost of revenue for the current six-month period ended July 31, 2003, was approximately $25,333,000, a decrease of approximately $7,943,000 or 24%. These changes were favorable in relation to the 11% decrease in net revenues for the six-month period. The decrease in cost of revenue was primarily due to a decrease in lower margin wholesale volume of approximately $4,756,000 and net credits for disputed billings and general rate reductions of approximately $3,187,000.

     Cost of revenue for the three-month period ended July 31, 2003, was approximately $12,045,000, a decrease of approximately $4,805,000 or 29.0%. These changes were favorable in relation to the 16% decrease in revenues in the second quarter. The decrease in cost of revenue was primarily due to a decrease in lower margin wholesale volume of approximately $2,502,000 and net credits for disputed billings and general rate reductions of approximately $2,303,000.

     Selling, general and administrative expenses for the six-month period were approximately $17,808,000, a decrease of approximately $3,063,000 or 15%. The change of approximately $3,063,000 for the six-month period was primarily due to payroll related cost reductions of approximately $1,407,000, advertising expense reductions of approximately $1,198,000, reduction in building rent of approximately $429,000, in addition to net decreases in other components of approximately $29,000. For the quarter ended July 31, 2003, selling, general and administrative expense was approximately $8,692,000, an approximate $2,637,000, or 23% decrease over the comparative quarter in the last fiscal year. For the three month period ended July 31, 2003, the change of approximately $2,637,000 was comprised primarily of payroll related cost reductions of approximately $883,000, advertising expense reductions of approximately $895,000, reduced commission expense of approximately $529,000, reduced building rent of approximately $247,000, in addition to net decreases in other categories of approximately $83,000.

     For the reasons described above, the operating loss for the six-month period ended July 31, 2003 was approximately $1,496,000, a favorable decrease of approximately $4,912,000 from the six-month period ended July 31, 2002. The operating loss for the three-month period ended July 31, 2003 was approximately $794,000, a favorable decrease of approximately $2,947,000 over the prior year's three-month period ended July 31, 2002.

     During the quarter ended July 31, 2002, Covista received a tax refund of $511,220; which reflected a change in IRS regulations regarding net operating loss carrybacks.

     Basic and diluted loss per Common Share was $0.09 per share for the current six-month period ended July 31, 2003 as compared to $0.48 loss per share for the six-months ended July 31, 2002. Basic and diluted loss per Common Share was $0.05 per share for the current three-month period ended July 31, 2003, as compared to earnings of $0.25 per Common Share for the three-months ended July 31, 2002.

Liquidity and Capital Resources

     At July 31, 2003, Covista had a working capital deficit of approximately $8,815,000, a favorable decrease of approximately $721,000 as compared to January 31, 2003. The ratio of current assets to current liabilities at July 31, 2003 was .65:1, as compared to the ratio of .67:1 at January 31, 2003.

     In the opinion of management, cash flow from operations as well as cash available under the revolving credit security agreement will be sufficient to meet the operating and capital needs of the Company for at least the next twelve months.

     The decrease in cash of approximately $108,000 was the result of net cash generated from operating activity of approximately $1,091,000, net cash used in investing activity of approximately $259,000 and net cash used in financing activities of approximately $940,000.

Capital Expenditures

     Capital expenditures for the six-month period ended July 31, 2003 were approximately $119,000. Capital expenditures for the remainder of Fiscal 2004 are estimated not to exceed approximately $1,000,000 and are expected to be funded from operations.

Prepaid Network Capacity

     In July 2001, Covista purchased 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party. The unaffiliated party has filed for Chapter 11 reorganization; however, as of the date of this report, is continuing to perform under the agreement and therefore, management does not believe that this asset is impaired. However, management has been unable to determine if this carriers' bankruptcy filing would impact the carrier's ability to fulfill its obligation to Covista under the prepaid network capacity agreement.

     As of the date hereof, Covista has used approximately 198 million DS-0 channel miles of telecommunications network capacity against the 2.8 billion DS-0 total prepaid network capacity, of which $400,000 has been classified as a current asset, based on anticipated usage in the next 12 months and the remainder of the prepaid capacity amount of approximately $2,767,000 is included in intangible assets.

Accounts Receivable and Credit Risk

     Accounts receivable subjects Covista to the potential for credit risk with customers in the retail and wholesale segments. To reduce credit risk, Covista performs ongoing evaluations of its customers' financial condition and, except in situations where the risk warrants it, Covista does not require a deposit or other collateral. Accounts receivable of approximately $12,240,000, net of the reserve for uncollectible accounts totaling approximately $1,890,000, represents approximately 27% of the total assets of Covista.

     No one customer accounts for greater than eight percent of the total revenues. In the wholesale segment, which contains Covista's largest customers, Covista has been able to reduce credit risk by using reciprocal arrangements with certain customers, which are also Covista's suppliers, to offset outstanding receivables. Covista has historically maintained a better than three percent ratio of bad debts to revenues. For the six-month period ended July 31, 2003, this ratio was approximately 2.4%. Covista also measures accounts receivable turnover (as measured in days sales outstanding). For the periods ended July 31, 2003 and 2002, days sales outstanding were 51 days and 51 days, respectively.

Related Party Transactions

     Jay J. Miller, a Director of Covista, has provided various legal services for Covista in Fiscal 2004. In the second quarter, Covista accrued approximately $8,000 to Mr. Miller for services rendered. As of July 31, 2003, Covista owed Mr. Miller $58,000.

     Leon Genet, a Director of Covista, has provided agent services for Covista through his wholly owned firm, LPJ, Inc. During the second quarter, Fiscal 2004, LPJ, Inc. was paid commissions of approximately $14,000. The commissions paid to LPJ, Inc. were computed on the same basis as other independent agents retained by Covista.

     On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was $2,460,517 at July 31, 2003 of which $1,268,827 is classified as current.

                          CRITICAL ACCOUNTING POLICIES


Nature of Operations

     Covista Communications, Inc. ("Covista"), and its wholly-owned subsidiaries (collectively, "Covista" or the "Company") operates as a switch based resale common carrier providing domestic and international long distance telecommunications service to customers throughout the United States. Prior to the Capsule acquisition, the Company's principal customers were primarily businesses and other common carriers. On September 15, 2000, the Company changed its name from Total-Tel USA Communications, Inc. to Covista Communications, Inc. On February 8, 2002, Covista completed the acquisition of Capsule Communications, Inc. As a result, Capsule became a wholly owned subsidiary of Covista. Capsule is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residential accounts. The results of Capsule's operations have been included in the Company's consolidated statement of operations and comprehensive net loss since the acquisition date.

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

Vendor Disputes

     In the normal course of business Covista will file disputes with its service suppliers. The Covista accounting policy is to record the invoiced amount to cost of revenue which may include disputed amounts. When the dispute is resolved and the credit is received, the amount is credited to cost of revenue. Open disputes included in accounts payable and accrued liabilities at July 31, 2003 total approximately $4 million.

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

Market Risk

     Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As Covista holds no marketable securities at July 31, 2003, the exposure to interest rate risk relating to marketable securities no longer exists. Covista does not hold any derivatives related to its interest rate exposure. Covista also maintains long-term debt at fixed rates. Due to the nature and amounts of Covista's note payable, an immediate 10% change in interest rates would not have a material effect in Covista's results of operations over the next fiscal year. Covista's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated statements as a whole.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposits and money market accounts.

                 COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEMS 1 - 5 Not applicable

ITEM 6      Exhibits and Reports on Form 8K

            31.1     Certification of A. John Leach, Jr., Pursuant to 18 U.S.C. Section
                     1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
                     of 2002 (filed herewith)

            31.2     Certification of Frank J. Pazera, Pursuant to 18 U.S.C. Section 1350,
                     as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                     (filed herewith)

            31.3     Certification of A. John Leach, Jr., Pursuant to 18 U.S.C. Section
                     1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                     2002 (furnished to the Commission herewith)

            31.4     Certification of Frank J. Pazera, Pursuant to 18 U.S.C. Section 1350,
                     as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                     (furnished to the Commission herewith)

Reports on Form 8-K

The following Current Reports on Form 8-K were filed by us during the three months ended July 31, 2003:

1. Current Report on Form 8-K dated May 22, 2003, announcing our results for Fiscal Year Ended January 31, 2003.

2. Current Report on Form 8-K dated June 12, 2003, furnishing our earnings press release for the quarter ended April 30, 2003.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          COVISTA COMMUNICATIONS, INC.
                                  (Registrant)


Date: September 12, 2003          By:  /s/ A. John Leach, Jr.
                                       -----------------------
                                       A. John Leach, Jr.
                                       President and Chief Executive Officer


Date: September 12, 2003          By:  /s/  Frank J. Pazera
                                       -----------------------
                                       Executive Vice President, Chief Financial
                                       Officer and Principal Accounting Officer