Form 10-Q
period 2003-10-31
COVISTA COMMUNICATIONS INC
filed 2003-12-12
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

                                 Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at December 12, 2003
----------------------------                    --------------------------------
Common Share, $.05 par value                           17,806,425 shares

                          COVISTA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

                       SECOND QUARTER REPORT ON FORM 10-Q

                                      INDEX

                                                                           PAGE No.
                                                                           --------
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                       3-4

   October 31, 2003 (unaudited), and January 31, 2003

Condensed Consolidated Statements of Operations and Comprehensive Income     5
   (Loss)

   Nine months ended October 31, 2003 and 2002 (unaudited) and three months ended October 31, 2003 and 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows                              6

   Nine months ended October 31, 2003 and 2002 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)            7-12

Management's Discussion and Analysis of                                     13-16
   Financial Condition and Results of Operations

Critical Accounting Policies                                                17-19

PART II - OTHER INFORMATION

Items 1-5  Not Applicable                                                    20

Items 6                                                                      20

CERTIFICATIONS AND SIGNATURES                                               21-25

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               October 31, 2003   January 31, 2003
                                               ----------------   ----------------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $ 1,248,838       $ 3,444,307
   Accounts receivable, net                        11,278,341        15,716,015
   Prepaid expenses and other current assets          811,946           626,574
                                                  -----------       -----------
TOTAL CURRENT ASSETS                               13,339,125        19,786,896
                                                  -----------       -----------
PROPERTY AND EQUIPMENT, NET                        12,475,012        15,150,416
                                                  -----------       -----------
OTHER ASSETS:
   Deferred line installation costs, net              506,858           473,688
   Intangible assets, net                           5,230,782         6,786,967
   Goodwill                                         8,205,850         8,205,850
   Other assets                                       485,276           646,581
                                                  -----------       -----------
TOTAL OTHER ASSETS                                 14,428,766        16,113,086
                                                  -----------       -----------
TOTAL ASSETS                                      $40,242,903       $51,050,398
                                                  ===========       ===========

See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            October 31, 2003   January 31, 2003
                                                            ----------------   ----------------
                                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                          $  1,223,984       $  2,827,999
   Current portion of long term debt due to related party        1,258,327                 --
   Accounts payable and accrued line cost                        8,070,631         15,073,691
   Other current and accrued liabilities                        10,469,074         11,024,151
   Salaries and wages payable                                      200,274            397,430
                                                              ------------       ------------
TOTAL CURRENT LIABILITIES                                       21,222,290         29,323,271
                                                              ------------       ------------
OTHER LONG-TERM LIABILITIES                                        229,567            223,434
                                                              ------------       ------------
LONG-TERM DEBT                                                          --          1,810,759
                                                              ------------       ------------
LONG-TERM DEBT DUE TO RELATED PARTY                                887,606                 --
                                                              ------------       ------------
TOTAL LIABILITIES                                               22,339,463         31,357,464
                                                              ------------       ------------
SHAREHOLDERS' EQUITY:
   Common Stock                                                    967,142            965,976
   Additional paid-in-capital                                   52,880,485         52,834,984
   Accumulated deficit                                         (34,498,747)       (32,662,586)
   Treasury stock                                               (1,445,440)        (1,445,440)
                                                              ------------       ------------
 TOTAL SHAREHOLDERS' EQUITY                                     17,903,440         19,692,934
                                                              ------------       ------------
                                                              $ 40,242,903       $ 51,050,398
                                                              ============       ============

See notes to condensed consolidated financial statements.

                          COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                   COMPREHENSIVE INCOME (LOSS)
                                           (Unaudited)

                                                Nine Months Ended         Three Months Ended
                                                   October 31,                 October 31,
                                           -------------------------   -------------------------
                                              2003          2002          2003          2002
                                           -----------   -----------   -----------   -----------
NET REVENUE                                $65,063,621   $77,002,274   $20,336,665   $26,773,184
                                           -----------   -----------   -----------   -----------
Costs and Expenses
   Cost of revenue                          35,995,036    48,692,697    10,611,692    15,416,302
   Selling, general and administrative      26,185,252    30,717,399     8,376,781     9,846,672
   Depreciation and amortization             4,534,607     4,298,244     1,453,855     1,808,225
                                           -----------   -----------   -----------   -----------
Total costs and expenses                    66,664,895    83,708,340    20,442,328    27,071,199
                                           -----------   -----------   -----------   -----------
OPERATING (LOSS)                            (1,601,274)   (6,706,066)     (105,663)     (298,015)
                                           -----------   -----------   -----------   -----------
Other Income (Expense)
   Interest income                              14,280        44,576         3,868           247
   Other                                             0        26,472             0            --
   Interest (expense)                         (249,167)     (388,457)      (71,638)     (133,144)
                                           -----------   -----------   -----------   -----------
Total other                                   (234,887)     (317,409)      (67,770)     (132,897)
NET INCOME (LOSS) BEFORE TAXES              (1,836,161)   (7,023,475)     (173,433)     (430,912)
Income tax benefit                                  --       511,220            --            --
NET INCOME (LOSS)                          $(1,836,161)  $(6,512,255)  $  (173,433)  $  (430,912)
                                           ===========   ===========   ===========   ===========
BASIC EARNINGS (LOSS) PER COMMON SHARE     $      (.10)  $     (0.52)  $      (.01)  $     (0.03)
                                           -----------   -----------   -----------   -----------
DILUTED EARNINGS (LOSS) PER COMMON SHARE   $      (.10)  $     (0.52)  $      (.01)  $     (0.03)
                                           -----------   -----------   -----------   -----------

See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months Ended October 31,
                                                                                 -----------------------------
                                                                                      2003           2002
                                                                                  ------------   ------------
OPERATING ACTIVITIES:
   Net loss                                                                        $(1,836,161)  $ (6,512,255)
   Adjustment for non-cash charges                                                   5,975,989      6,918,842
   Changes in assets and liabilities, net of effect of acquisition of business      (4,782,943)    (1,792,463)
                                                                                  ------------   ------------
Net cash provided by (used in) by operating activities                                (643,115)    (1,385,876)
                                                                                  ------------   ------------
INVESTING ACTIVITIES:
   Cash acquired in purchase of business                                                    --      1,179,165
   Proceeds on sale of marketable securities                                                --        439,773
   Purchase of property and equipment                                                (183,655)     (3,028,664)
   Additions to deferred line installation costs                                     (146,531)       (404,734)
                                                                                  ------------   ------------
Net cash provided by (used in) investing activities                                   (330,186)    (1,814,460)
                                                                                  ------------   ------------
FINANCING ACTIVITIES:
   Sale of Common Stock                                                                 46,667        315,963
   Proceeds of loan from shareholder                                                        --      2,600,000
   Proceeds (payments) on bank borrowing                                            (1,268,837)     2,286,704
                                                                                  ------------   ------------
Net cash provided by (used in) financing activities                                 (1,222,170)     5,202,667
                                                                                  ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (2,195,471)     2,002,331

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       3,444,307      1,379,038
                                                                                  ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  1,248,836   $  3,381,369
                                                                                  ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
      Interest                                                                         $46,138       $346,679
      Tax refund                                                                            --       (511,220)
Business Acquired
      Fair Value of Assets                                                                  --   $ 21,849,458
      Less Liability Assumed                                                                --    (10,056,503)
      Less: Stock Consideration for business acquired                                       --    (12,972,127)
      Cash acquired from business acquired                                                  --      1,179,172

See notes to condensed consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Covista Communications, Inc. and Subsidiaries for the fiscal year ended January 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. Certain reclassifications have been made to conform prior years' balances to the current year presentation.

     Subsequent to the issuance of the Company's unaudited interim financial statements for the period ended October 31, 2002, the Company determined that certain vendor credits related to disputed amounts for telecommunications costs had been received, but not recorded as a reduction of cost of revenues in the period such vendor credits were received. As a result, the Company restated its unaudited results of operations from amounts previously reported in the Company's Form 10-Q for the quarter ended October 31, 2002. A summary of the effects of the restatement is as follows (amounts in thousands, except per share data):

                                     For the quarter ended October 31, 2002   For the nine months ended October 31, 2002
                                     --------------------------------------   ------------------------------------------
                                      As previously reported   As restated       As previously reported   As restated
                                      ----------------------   -----------       ----------------------   -----------
Operating Loss                                $(1,259)            $ (298)                $(8,057)           $(6,706)
Net Loss                                      $(1,392)            $ (431)                $(7,863)           $(6,512)
Loss per share - basic and diluted            $ (0.11)            $(0.03)                $ (0.62)           $ (0.52)

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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise if effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted
SFAS No. 150 and there has not been a material effect on its consolidated financial statements.

NOTE C - STOCK BASED COMPENSATION

     The following disclosure complies with the adoption of SFAS No. 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", and includes pro forma net loss as if the fair value based method of accounting had been applied:

                                                                 Nine Months Ended October 31,
                                                                 -----------------------------
                                                                        2003      2002
                                                                       ------   -------
Net Loss as reported (000's)                                          $(1,836)  $(6,512)
Stock-based compensation expense included in reported net loss             --        --
Total stock-based compensation expense determined under fair
value based method for all options (000's)                            $  (215)  $  (260)
                                                                      -------   -------
Pro forma net loss (000's)                                            $(2,051)  $(6,772)
                                                                      =======   =======

Basic Earnings Per Share:
   As reported                                                         $ (.10)  $ (0.52)
   Pro forma                                                           $ (.12)  $ (0.54)
Diluted Earnings Per Share:
   As reported                                                         $ (.10)  $ (0.52)
   Pro forma                                                           $ (.12)  $ (0.54)

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

NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss earnings per Common Share:

                                                                Nine Months Ended October 31,   Three Months Ended October 31,
                                                                -----------------------------   ------------------------------
                                                                      2003          2002               2003          2002
                                                                  -----------   -----------        -----------   -----------
Numerator:
   Income (loss) available to Common Shareholders                 $(1,836,161)  $(6,512,255)       $  (173,433)  $  (430,912)
Denominator:
      Weighted-average number of Common Shares                     17,790,870    12,612,053         17,806,425    12,697,673
Effect of diluted securities:
   Common share options (1)                                                --            --                 --            --
                                                                  -----------   -----------        -----------   -----------
Weighted-average number of Common Shares and diluted
   potential Common Shares used in diluted loss per Common Share   17,790,870    12,612,053         17,806,425    12,697,673
                                                                  -----------   -----------        -----------   -----------
Basic Earnings (loss) Per Common Share                            $      (.10)  $     (0.52)       $      (.01)  $     (0.03)
                                                                  -----------   -----------        -----------   -----------
Diluted Earnings (loss) per Common Share                          $      (.10)  $     (0.52)       $      (.01)  $     (0.03)
                                                                  -----------   -----------        -----------   -----------

Common Shares subject to options are not included in the calculation of diluted loss per Common Share as doing so would be antidilutive due to the net loss per Common Share.

NOTE E - SEGMENT REPORTING

     The Company sells telecommunication services to three distinct segments:
KISSLD which targets residential users; a retail segment, consisting primarily of small to medium size businesses; and a wholesale segment, with sales to other telecommunications carriers.

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

     Summarized financial information (000's) concerning Covista's reportable segments is shown in the following table:

                                      KISSLD    Retail   Wholesale    Total
                                     -------   -------   ---------   -------
Nine Months Ended October 31, 2003
   Net Sales                         $12,839   $48,682    $ 3,543    $65,064
   Operating profit (loss)              (480)     (282)      (839)    (1,601)
   Assets                              5,585    32,609      2,049     40,243
   Capital expenditures                   35       138         11        184

Nine Months Ended October 31, 2002
   Net Sales                         $ 5,286   $60,327    $11,389    $77,002
   Operating profit (loss)              (469)   (5,298)      (939)    (6,706)
   Assets                              3,549    39,040      8,113     50,702
   Capital expenditures                  212     2,332        485      3,029

NOTE F - INCOME TAXES

     For the fiscal year ended January 31, 2003, Covista established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the quarter ended October 31, 2003, Covista continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the quarter's net operating loss. The result is that the net deferred tax asset of approximately $3,579,000 is fully offset by the valuation allowance and as such, does not appear as an asset on the balance sheet. It will be reflected in the Company's balance sheet when the net deferred tax asset can be utilized in future periods or when management's assessment is substantially changed.

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

     Effective April 16, 2003, Covista executed a revolving credit and security agreement with Capital Source Finance, LLC. This credit facility provides the Company with an $8 million line of credit of which approximately $2,100,000 was available at October 31, 2003, based on eligible accounts receivable. An additional $1 million becomes available upon Covista maintaining twelve consecutive months of positive cash flow as defined in the agreement. This thirty-six month facility allows the Company to borrow funds based on a portion of eligible customer accounts receivable and bears interest at the Prime Rate plus 2.00% with a floor of 6.25%. Interest, unused line and collateral management fees are payable monthly in arrears. Covista is required to maintain certain covenants, which include cash velocity, and fixed charge coverage ratios as defined in the agreement. The loan is secured by all of the Company's assets. The loan balance at October 31, 2003 was $1,427,178 and is included in current portion of long-term debt.

     On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was $2,145,933 at October 31, 2003 of which $1,258,327 is classified as current.

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

Results of Operations

     Net revenue was approximately $65,064,000 for the first nine months of the current fiscal year, a decrease of approximately $12,939,000 or 17% as compared to the approximately $77,002,000 recorded in the first nine months of the prior fiscal year. Net sales for the third quarter of the current fiscal year were approximately $20,337,000, a decrease of approximately $6,437,000 or 24% as compared to the approximately $26,773,000 recorded in the third quarter of the prior fiscal year.

     KISSLD, a segment that was launched in January 2002, had revenue for the nine-month period of approximately $12,838,000, an increase of approximately $7,552,000 or 143% over the same period from the prior year. For the three-month period ended October 31, 2003, KISSLD revenue was approximately $4,250,000, an increase of approximately $1,364,000 or 47% versus the comparative quarter in the last fiscal year. The total minutes sold for KISSLD for the nine-month period ended October 31, 2003 were approximately 222,599,000, an increase of approximately 119,127,000 or 115%, versus the comparative period in the last fiscal year. KISSLD minutes sold for the three-month period ended October 31, 2003, were approximately 72,676,000, an increase of approximately 15,165,000 or 26% versus the comparative quarter in the last fiscal year.

     KISSLD launched local telephone service in August 2003. Local service revenue of approximately $109,000 is included in revenue for the period ended October 31, 2003.

     Retail revenue for the nine-month period was approximately $48,682,000, a decrease of approximately $11,645,000 or 19%. Management believes this decline is the result of more competitors winning accounts from the Company with competitive bundled product offerings. For the quarter ended October 31, 2003, retail revenue was approximately $15,051,000, a decrease of $5,737,000 or 28% versus the comparative quarter in the last fiscal year. Retail minutes sold in the nine-month period ended October 31, 2003 were approximately 719,042,000 minutes, a decrease of approximately 105,237,000 minutes or 13%, versus the comparative period in the last fiscal year. Retail minutes sold in the quarter ended October 31, 2003 were approximately 222,602,000, a decrease of approximately 53,983,000 or 20% versus the prior fiscal year.

     In connection with its planned reduction, wholesale revenue for the nine-month period was approximately $3,543,000, a decrease of approximately $7,846,000 or 69%. For the quarter ended October 31, 2003, wholesale revenue was approximately $1,037,000, a decrease of approximately $2,062,000 or 67% versus the comparative quarter in the last fiscal year. Wholesale minutes sold in the nine-month period ended October 31, 2003 were approximately 43,759,000 minutes, a decrease of approximately 104,858,000 minutes or 71%. Wholesale minutes sold in the quarter ended October 31, 2003 were approximately 15,529,000 minutes, a decrease of approximately 17,049,000 minutes or 52%.

     Cost of revenue for the current nine-month period ended October 31, 2003, was approximately $35,945,000, a decrease of approximately $12,748,000 or 25%. These changes were favorable in relation to the 17% decrease in net revenues for the nine-month period. The decrease in cost of revenue was primarily due to a decrease in lower margin wholesale volume of approximately $7,061,000 and net adjustments to the reserve for disputed billings and general rate reductions of approximately $5,687,000.

     Cost of revenue for the three-month period ended October 31, 2003, was approximately $18,612,000, a decrease of approximately $4,805,000 or 31%. These changes were favorable in relation to the 24% decrease in revenues in the third quarter. The decrease in cost of revenue was primarily due to a decrease in lower margin wholesale volume of approximately $1,856,000 and net adjustments to the reserve for disputed billings and general rate reductions of approximately $2,949,000.

     Selling, general and administrative expenses for the nine-month period were approximately $26,185,000, a decrease of approximately $4,532,000 or 15%. The change for the nine-month period was primarily due to payroll related cost reductions of approximately $1,438,000, advertising expense reductions of approximately $2,240,000, reduction in building rent of approximately $503,000 in addition to net decreases in other components of approximately $351,000. For the quarter ended October 31, 2003, selling, general and administrative expense was approximately $8,377,000, an approximate $1,470,000, or 15% decrease over the comparative quarter in the last fiscal year. For the three month period ended October 31, 2003, the change was comprised primarily of commission reductions of approximately $479,000, advertising expense reductions of approximately $362,000, reduced office expense of approximately $244,000, reduced postage and billing expense of approximately $70,000 in addition to net decreases in other categories of approximately $315,000.

     For the reasons described above, the operating loss for the nine-month period ended October 31, 2003 was approximately $1,601,000, a favorable decrease of approximately $5,105,000 from the nine-month period ended October 31, 2002. The operating loss for the three-month period ended October 31, 2003 was approximately $106,000, a decrease of approximately $192,000 over the prior year's three-month period ended October 31, 2002.

     During the quarter ended July 31, 2002, Covista received a tax refund of $511,220; which reflected a change in IRS regulations regarding net operating loss carrybacks.

     Basic and diluted loss per Common Share was $(.10) per share for the current nine-month period ended October 31, 2003 as compared to $(.52) loss per share for the nine-months ended October 31, 2002. Basic and diluted loss per Common Share was $(.01) per share for the current three-month period ended October 31, 2003, as compared to a loss of $(0.03) per Common Share for the three-months ended October 31, 2002.

Liquidity and Capital Resources

     At October 31, 2003, Covista had a working capital deficit of approximately $7,894,000, a favorable decrease of approximately $1,642,000 as compared to January 31, 2003. The ratio of current assets to current liabilities at October 31, 2003 was 60:1, as compared to the ratio of .62:1 at January 31, 2003.

     In the opinion of management, cash flow from operations as well as cash available under the revolving credit security agreement will be sufficient to meet the operating and capital needs of the Company for at least the next twelve months.

     The decrease in cash of approximately $2,195,000 was the result of net cash used in operating activity of approximately $643,000, net cash used in investing activity of approximately $330,000 and net cash used in financing activities of approximately $1,222,000.

Capital Expenditures

     Capital expenditures for the nine-month period ended October 31, 2003 were approximately $184,000. Capital expenditures for the remainder of Fiscal 2004 are estimated not to exceed approximately $250,000 and are expected to be funded from operations.

Prepaid Network Capacity

     In July 2001, Covista purchased 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party. The unaffiliated party has recently emerged from Chapter 11 reorganization, and has continued to perform under the agreement and therefore, management does not believe that this asset is impaired.

     As of the date hereof, Covista has used approximately 248 million DS-0 channel miles of telecommunications network capacity against the 2.8 billion DS-0 total prepaid network capacity, of which $400,000 has been classified as a current asset, based on anticipated usage in the next 12 months and the remainder of the prepaid capacity amount of approximately $2,667,000 is included in intangible assets.

Accounts Receivable and Credit Risk

     Accounts receivable subjects Covista to the potential for credit risk with customers in the retail and wholesale segments. To reduce credit risk, Covista performs ongoing evaluations of its customers' financial condition and, except in situations where the risk warrants it, Covista does not require a deposit or other collateral. Accounts receivable of approximately $13,170,000, net of the reserve for uncollectible accounts totaling approximately $1,891,000, represents approximately 28% of the total assets of Covista.

     No one customer accounts for greater than 2% of the total revenues.
In the wholesale segment, which contains Covista's largest customers, Covista has been able to reduce credit risk by using reciprocal arrangements with certain customers, which are also Covista's suppliers, to offset outstanding receivables. Covista has historically maintained a better than three percent ratio of bad debts to revenues. For the nine-month period ended October 31, 2003, this ratio was approximately 2%. Covista also measures accounts receivable turnover (as measured in days sales outstanding). For the periods ended October 31, 2003 and 2002, days sales outstanding were 50 days and 57 days, respectively.

Related Party Transactions

     Jay J. Miller, a Director of Covista, has provided various legal services for Covista in Fiscal 2004. In the third quarter, Covista accrued approximately $8,000 to Mr. Miller for services rendered. As of October 31, 2003, Covista owed Mr. Miller $58,000.

     Leon Genet, a Director of Covista, has provided agent services for Covista through his wholly owned firm, LPJ, Inc. During the third quarter, Fiscal 2004, LPJ, Inc. was paid commissions of approximately $13,000. The commissions paid to LPJ, Inc. were computed on the same basis as other independent agents retained by Covista.

     Jeff Alward, a relative of Kevin Alward, Chief Operating Officer of Covista, has provided agent services for Covista through his wholly owned firm, KTI, Inc. During the third quarter, Fiscal 2004, KTI, Inc. was paid commissions of approximately $25,000. The commissions paid to KTI, Inc. were computed on the same basis as other independent agents retained by Covista.

     On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was $2,145,933 at October 31, 2003 of which $1,268,327 is classified as current.

                          CRITICAL ACCOUNTING POLICIES

Nature of Operations

     Covista Communications, Inc. ("Covista"), and its wholly-owned subsidiaries (collectively, "Covista" or the "Company") operates as a switch based resale common carrier providing domestic and international long distance telecommunications service to customers throughout the United States. Prior to the Capsule acquisition, the Company's principal customers were primarily businesses and other common carriers. On September 15, 2000, the Company changed its name from Total-Tel USA Communications, Inc. to Covista Communications, Inc. On February 8, 2002, Covista completed the acquisition of Capsule Communications, Inc. As a result, Capsule became a wholly owned subsidiary of Covista. Capsule is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residential accounts. The results of Capsule's operations have been included in the Company's consolidated statements of operations and comprehensive loss since the acquisition date.

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

Vendor Disputes

     The Company records disputed line cost expenses in accordance with FASB Statement No. 5, "Accounting for Contingencies". Billings from line cost vendors are compared to the Company's engineering and operations data, with differences filed with the vendors as a disputed billing. Disputed line cost billings are recorded by the Company at the estimated liability due based upon the Company's historical experience in settling similar disputes. Actual settlement of disputes may differ from original estimates. Management adjusts the dispute reserve each month. The net reserve for dispute losses at October 31, 2003 is approximately $2.2 million.

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

Market Risk

     Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As Covista holds no marketable securities at October 31, 2003, the exposure to interest rate risk relating to marketable securities no longer exists. Covista does not hold any derivatives related to its interest rate exposure. Covista also maintains long-term debt at fixed rates. Due to the nature and amounts of Covista's note payable, an immediate 10% change in interest rates would not have a material effect in Covista's results of operations over the next fiscal year. Covista's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated statements as a whole.

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

            32.1 Certification of A. John Leach, Jr., Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith)

            32.2 Certification of Frank J. Pazera, Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished to the Commission herewith)

Reports on Form 8-K

The following Current Reports on Form 8-K were filed by us during the three months ended October 31, 2003:

     1. Current Report on Form 8-K dated September 12, 2003, furnishing our earnings press release for the quarter ended July 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COVISTA COMMUNICATIONS, INC.
                             (Registrant)


Date: December 12, 2003            By: /s/ A. John Leach, Jr.
                                       -----------------------------------------
                                       A. John Leach, Jr.
                                       President and Chief Executive Officer


Date: December 12, 2003            By: /s/ Frank J. Pazera
                                       -----------------------------------------
                                       Executive Vice President, Chief Financial
                                       Officer and Principal Accounting Officer