Form 10-K
period 2004-01-31
COVISTA COMMUNICATIONS INC
filed 2004-04-21
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-K


   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended January 31, 2004

                          Commission File Number 0-2180

                          [COVISTA COMMUNICATIONS LOGO]

                          COVISTA COMMUNICATIONS, INC.
               (Exact name of Company as specified in its charter)

              New Jersey                            22-1656895
              ----------                            ----------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

                           721 Broad Street, Suite 200
                              Chattanooga, TN 37402
               (Address of principal executive offices)(Zip Code)

                                 (423) 648-9500
                Company's telephone number, including area code:

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

Aggregate market value (based upon a $3.20 closing price) of the voting stock held by nonaffiliates of Covista as of April 15, 2004, was approximately $14,021,000 (calculated by excluding solely for purposes of this form, outstanding shares owned by Directors and Executive Officers).

Number of shares of Common Stock outstanding on April 15, 2004: 17,822,025

                      Documents Incorporated By Reference:
                                      None

                                     PART I
               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS:

         Certain of the statements contained in this Form 10-K Report may be considered "forward-looking statements" for purposes of the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide our management's current expectations or plans for our future operating and financial performance, based on our current expectations and assumptions currently believed to be valid. For these statements, we claim protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words or phrases, including, but not limited to, "believes," "estimates," "expects," "expected," "anticipates," "anticipated," "plans," "strategy," "target," "prospects" and other words of similar meaning in connection with a discussion of future operating or financial performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

         All forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements. This Form 10-K Report includes important information as to risk factors in the "Business" section under the headings "Business" "Competition" and "Regulation" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition to those factors discussed in this Form 10-K Report, you should see our other reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission from time to time for information identifying factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.


ITEM 1. Business

General

         Covista Communications, Inc. ("Covista"), a New Jersey corporation,is a telecommunications, Internet and data services provider that operates three distinct business segments: retail, KISSLD and wholesale. Retail is currently the largest segment and provides local, long distance, data and Internet services to small and medium sized businesses, principally in the Northeast region of the United States. KISSLD is the fastest growing segment and offers bundled local and long distance services to residential users who are located primarily in areas supported by our long distance network facilities. The wholesale segment provides long distance telecommunication services to other carriers for resale. Covista utilizes its own switching equipment and leased fiber optic transmission cable. Our products and services include a broad range of voice, data and Internet, including local, long distance and toll-free services, calling cards, data, Internet access, virtual private network, directory assistance and teleconferencing services. Covista currently operates five switches in various locations. Covista processes approximately eighty five percent of all its call volume through its own facilities.

         In the retail segment, Covista has tailored its service offerings, sales, marketing approach and network development to provide service in a cost-effective manner. Covista applies a dedicated team approach to soliciting and servicing its commercial clients, with substantial involvement of sales, customer service and technical personnel in all aspects of customer relations. Covista intends to continue to focus its retail marketing efforts on small to medium-sized businesses with sales of $1 million to $60 million and monthly communications bills that range from $500 to $30,000.

         The KISSLD segment offers discount local and long distance services to residential users through direct marketing campaigns, which include mail, space advertising and web based efforts, in addition to a variety of affinity relationships with marketing partners. The KISSLD segment has experienced considerable growth since its 2003 launch and the Company expects this segment to remain the fastest growing of the three.

         The Company also maintains a wholesale segment that provides primarily domestic and international long distance services to other carriers. In recent years, the Company has intentionally reduced its marketing and support efforts for this wholesale segment in an effort to provide more support to the other two segments. Both the retail and KISSLD segments offer lower financial risk in the form of un-collectible accounts and higher gross margins than those generated from the wholesale segment.

         For Fiscal 2004, Covista had gross revenues of approximately $84 million, derived approximately 75% from retail, 20% from KISSLD, and 5% from wholesale. This represents an approximately $17 million decrease when compared to the approximately $101 million of gross revenue generated during the previous fiscal year.

         Covista maintains its corporate headquarters and call center facility in Chattanooga, Tennessee. In addition, the Company operates a network operations center in Chattanooga to monitor and control its network and to coordinate its various services. Covista's principal executive offices are located at 721 Broad Street, Suite 200, Chattanooga, TN, 37402, and its telephone number is (423) 648-9500.

Business Strategy

         Covista's strategy has been to develop a large geographic concentration of revenue producing bundled phone service customers through the sale of telecommunications services in areas where it has installed switching platforms. In addition, Covista will use the wholesale operating platforms of incumbent local exchange companies to provide local services.

Current Network

         Currently, Covista operates an advanced telecommunications network, which includes five Alcatel switches, located in New York City, Philadelphia, Pennsylvania, Minneapolis, Minnesota, Dallas, Texas and Chattanooga, Tennessee. The New York switch is an Alcatel Megahub DEX600E, which provides interexchange switching capabilities and is currently being used as Covista's international gateway switching platform. In July 2001, Covista acquired long-term access to nationwide network facilities comprising 2,822,400,000 channel miles of telecommunications capacity measured by length of voice-grade circuits. During Fiscal 2004, Covista billed approximately 1.27 billion minutes, with approximately 85% of its minutes carried over its own switches. Covista believes that increasing the traffic carried on its own network should improve operating margins.

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

         Covista has a Network Operating Center (NOC) in Chattanooga, Tennessee, which monitors and controls Covista's network and coordinates its various services from a central location, increasing the security, reliability and efficiency of Covista's operations. Centralized electronic monitoring and control of Covista's network allows Covista to avoid duplication of this function in each switch site. The NOC also helps reduce Covista's per-customer monitoring and customer service costs. In addition, Covista's network employs an "authorized access" architecture. Unlike many telecommunications companies, which allow universal access to their network, Covista utilizes an automatic number identification security screening architecture which ensures only the Automatic Number Identification (ANIs) of those users who have subscribed to Covista's services and have satisfied Covista's credit and provisioning criteria have access to the network. Covista believes that this architecture provides Covista the ability to better control bad debt and fraud in a manner, which is invisible and nonintrusive to the customer. This architecture also allows Covista to better manage network capacity, as unauthorized users cannot access the network.

                         PRINCIPAL PRODUCTS AND SERVICES

Product and Service Offerings

         Retail Services. Covista provides telecommunications services to over 100,000 commercial customers, primarily small and medium-sized businesses, located in the Northeastern region of the United States. Covista sells retail services through its independent marketing representatives and web based marketing programs. Retail services accounted for approximately $62.4 million or 75% of Covista's Fiscal 2004 total revenue. This compares to approximately $75.5 million of retail revenue in Fiscal 2003.

         KISSLD. During Fiscal 2003, Covista introduced a new business segment, KISSLD, a direct marketing program that targets residential customers located in areas supported by the existing company network. At year-end, over 68,000 customers were being billed on a monthly basis. KISSLD revenues accounted for approximately $17.3 million or 20% of Covista's Fiscal 2004 total revenue.

         Wholesale Services. Covista offers the following wholesale services: domestic and international termination, switch ports, colocation facilities and transport services to a broad spectrum of domestic and international carriers. Covista's wholesale results were severely affected by the September 11, 2001 terrorist attack. The Company suffered the temporary loss of its New York City switch, which is situated in the immediate vicinity of the World Trade Center. As a result, Covista incurred a significant reduction in wholesale revenues. As described further under Managements Discussion and Analysis section, Covista recently executed a final settlement regarding the insurance claim related to these losses. Wholesale revenues were approximately $4.4 million and $12.5 million during Fiscal 2004 and Fiscal 2003, respectively. Future wholesale revenues are expected to decline as management dedicates more focus and resources to the higher margin retail and KISSLD segments.

Covista's services include the following:

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

     o Local Services: The unbundled network element platform of the incumbent local exchange companies offer to us, in an individual or combined form, a series of unbundled network elements, or UNEs, that comprise the most important facilities, features, functions and capabilities of an incumbent local exchange company's network. When offered in the combination known as the unbundled network element platform, these components include the loop and switching elements needed to provide local telephone service to a customer.

         Our bundled service generally includes: unlimited local usage dependent upon the service plan, long distance service and calling cards, one convenient invoice available both in paper and electronically, and choices of various features such as caller ID, call waiting, voice mail and three-way calling.

         The unbundled network element operating platform of the incumbent local exchange companies generally provides us with certain advantages, including: (i) offering local telephone service to customers located virtually anywhere without having to deploy local switching facilities;
         (ii) providing the same services as the incumbent local exchange companies; (iii) delivering higher margins than comparable service offered through resale agreements; and (iv) eliminating the requirement to pay certain local network access fees while collecting local network access fees for calls delivered to our local telephone customers. In some instances, however, such as customers having high usage volumes, resale may provide us with a lower cost structure than the use of the unbundled network element platform.

Information Systems

         We have integrated order processing, provisioning, billing, payment, collection, customer service and information systems that enable us to offer and deliver high-quality, competitively priced telecommunication services to our customers and process millions of call records each day. These operational support systems were developed by our employees and customized for our business and operational requirements and, due to the system's component-based architecture, provide an extensive framework for the introduction of new products and services. Through dedicated electronic connections with our long distance network and the incumbent local exchange companies, we have designed our systems to process information on a "real time" basis.

         In addition, we maintain our own web sites at www.covista.com, www.kissld.com, and others to provide for customer sign-up and to provide customers and potential customers with information about our products and services as well as billing information and customer service. We provide these services and features using our web-enabled technologies that allow us to offer our customers:

     o   Detailed rate schedules and product and service related information.

     o   Online sign-up for our telecommunication services.

     o   Credit card billing.

     o Real-time and 24 x 7 billing services and online information, providing customers with up to the hour billing information.

         The information functions of our systems are designed to provide easy access to all information about a customer, including volumes and patterns of use. This information can be used to identify emerging customer trends and to respond with services to meet customers' changing needs. This information also allows us to identify unusual usage by an individual customer, which may indicate fraud. FCC rules, however, may limit our use of customer proprietary network information. See "Regulation."

Sales and Marketing

         We use diverse sales and marketing channels to reach the residential and small business markets with our service offerings. Our sales and marketing efforts focus on marketing a bundle of local and long distance telephone services directly to customers exclusively under our own brand. We currently market our bundled services to customers in three states, where we can profitably offer services at competitive prices. We intend to market in additional states (or certain areas of a particular state) as our pricing and cost structure permit us to profitably offer services in those areas at competitive rates.

         We employ a targeted approach to customer acquisition and use database-marketing tools to identify and prioritize target customers. We offer diverse calling and service plans tailored to fit the needs of the broader residential market with low base prices and free features. Customers can switch to us online, or through an authorized agent, each of which uses consultative sales tools to assist the customer's selection of the right plan for its telecommunications needs. Customers are able to keep their same phone lines and number, can easily add features, and, generally within days of the sale, are switched to our service and receive a personalized welcome kit explaining their service. We market our bundled services within our targeted markets through the following channels:

     o Direct Mail: We purchase small business and residential lead databases utilized for demographically targeted direct mail campaigns designed to direct inbound calls to our telemarketing centers.

     o Referrals: We solicit, through the use of referral promotions, the names of potential customers or referrals from our existing customers.

     o Online Marketing: We have developed an online marketing presence through traditional online media and business relationships.

     o Direct Sales: Utilizing independent agents, we solicit new customers in targeted geographic areas.

     o Media: We solicit inbound subscriber calls through advertising on television, radio and in print.

         We focus on targeting, acquiring and retaining profitable customers by providing savings, simplicity and service. We continue to seek new marketing partners and arrangements to expand both our opportunities to attract other customers to our services and the products and services that we offer to our customer base.

                                   COMPETITION

         The telecommunication industry is highly competitive. Major participants in the industry regularly introduce new services and marketing activities. Competition in the telecommunication industry is based upon pricing, customer service, billing services and perceived quality. We compete against numerous telecommunication companies, which offer essentially the same services as we do. Many of our competitors, including the incumbent local exchange companies, are substantially larger and have greater financial, technical and marketing resources. Our success will depend upon our continued ability to provide high quality, high value services at prices generally competitive with, or lower than, those charged by our competitors.

         The incumbent local exchange companies and the major carriers, including SBC, Verizon, BellSouth, AT&T, Sprint and MCI Inc., have targeted price plans at residential customers - one of our primary target markets - with significantly simplified rate structures and with bundles of local services with long distance, which may lower overall local and long distance prices. Competition is also fierce for the small businesses that we serve. Additional pricing pressure may also come from the introduction of new technologies, such as Voice over Internet Protocol, or VoIP, which seek to provide voice communications at a cost below that of traditional circuit-switched service. In addition, wireless carriers have marketed their services as an alternative to traditional long distance and local services, further increasing competition. Reductions in prices charged by competitors may have a material adverse effect on us.

         The incumbent local exchange companies are well-capitalized, well-known companies that have the capacity to "bundle" other services, such as local and wireless telephone services and high speed Internet access, with long distance telephone services. The incumbent local exchange companies' name recognition in their existing markets, the established relationships that they have with their existing local service customers, their ability to take advantage of those relationships, and the possibility that interpretations of the Telecommunications Act may be favorable to the incumbent local exchange companies, also make it more difficult for us to compete with them.

Seasonal Nature of Business

         The Company's business is not seasonal.

Patents, Trademarks, Licenses, etc.

         The Company does not hold any material patents, franchises or concessions.

                             GOVERNMENT REGULATIONS

General

         Our provision of telecommunication services is subject to government regulation. Generally speaking, the FCC regulates interstate and international telecommunications, while the state commissions regulate telecommunications that originate and terminate within the same state.

         The Telecommunications Act of 1996 provided for a significant deregulation of the domestic telecommunications industry, including the opening of the local markets of the incumbent local exchange companies to competition and the ability, pursuant to certain market-opening conditions, of the Regional Bell Operating Companies, which are incumbent local exchange companies, to reenter the long distance industry. The Telecommunications Act remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation and regulations will have on us and our operations over time. As we discuss below, there are currently a number of regulatory proceedings underway, and being contemplated by federal and state authorities regarding the availability of the unbundled network element platform and other unbundled network elements, interconnection, pricing and other issues that could result in significant changes to the business conditions in the telecommunication industry, and have a material adverse effect on our operations. In addition, there has been discussion in Congress of modifying the Telecommunications Act in ways that could prove detrimental to us.

         In January 1999, the U.S. Supreme Court confirmed the FCC's role in establishing national telecommunications policy through implementation of the Telecommunications Act, and thereby created greater certainty regarding the rules governing local competition going forward. The FCC's rules that permit us to purchase the unbundled network element platform to provide local and long distance telecommunications services to our customers are the primary rules governing competition upon which we rely. Although the rights established in the Telecommunications Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented and enforced to permit competitive telephone companies like us to compete effectively with the incumbent carriers.

Regulation of Access to Unbundled Network Elements

         Access to incumbent local exchange companies' unbundled network elements at cost-based rates is critical to our business. Our local telecommunications services are provided almost exclusively through the use of combinations of unbundled network elements, and it is the availability of cost-based rates for these elements that enables us to price our local telecommunications services competitively. However, the obligation of incumbent local exchange companies to provide unbundled network elements at such cost-based rates currently is the subject of regulatory and judicial actions that may affect their availability. Such proceedings could result in the availability of these elements being substantially reduced or otherwise subject to significantly higher, non-cost-based rates.

         Access to incumbent local exchange companies' unbundled network elements in a fashion in which they are combined by the incumbent local exchange company is critical to our business. Our local telecommunications services are provided primarily through the use of the unbundled network element platform, in which unbundled network elements necessary to provide service to our customers (unbundled loops, transport, and local switching) are combined by the incumbent local exchange company and then leased to us. The existing set of unbundled network elements were largely established by the FCC in its 1996 Local Interconnection Order, and updated in a proceeding on remand from the Supreme Court's Iowa Utilities Board decision in 1999. The Supreme Court held that the FCC did not apply the correct standards when determining which network elements must be unbundled and made available to competitive telephone companies such as us. In November 1999, the FCC released its "UNE Remand Order", addressing the deficiencies in the FCC's original ruling cited by the Supreme Court. The UNE Remand Order was generally viewed as favorable to us and other competitive carriers because it ensured that incumbent local exchange companies would be required to make available those network elements, including the unbundled network element platform, that are crucial to our ability to provide local and other telecommunications services. The UNE Remand Order was appealed by the incumbent local exchange companies and, in May 2002, the United States Court of Appeals for the District of Columbia Circuit released an opinion reversing and remanding the UNERemand Order to the FCC for further consideration. The Court remanded the UNE Remand Order because (1) the FCC adopted, as to almost every unbundled element, a uniform national rule mandating the element's unbundling in every geographic market and customer class, without regard to the state of competition in any particular market; and (2) the FCC's concept of the circumstances in which cost disparities would, under the Telecommunications Act's standards, "impair" a competitor's ability to provide service without unbundled elements was considered too broad.

         As part of its regular periodic review of the list of unbundled elements available to competitive carriers under the Telecommunications Act and in response to the remand of the UNE Remand Order, the FCC initiated its so-called Unbundled Network Element Triennial Review rulemaking proceeding on December 12, 2001. The FCC, in its Triennial Review and in response to the D.C. Circuit Court's decision, reviewed all unbundled network elements to determine whether incumbent local exchange companies should continue to be required to provide them to competitors.

         In the FCC's Unbundled Network Element Triennial Review Order, released August 21, 2003 and effective as of October 2, 2003, the FCC determined that certain network elements will no longer be subject to unbundling requirements, while other network elements must continue to be offered subject to further, more detailed review by the state commissions. The FCC established guidelines for these state determinations, which are currently underway, and ordered state commissions to complete their reviews by July 2, 2004. Among the network elements subject to further state review is local circuit switching, which is a critical component of the unbundled network element platform. Also subject to further review are certain types of unbundled loops and interoffice transport.

         The FCC's UNE Triennial Review Order was appealed by numerous parties. The federal judicial appeals were consolidated in the U.S. Court of Appeals for the District of Columbia. On March 2, 2004, the Court released a decision that reversed, vacated and remanded the FCC's UNE Triennial Review Order in material respects. Of most importance to us, the Court determined that the FCC erred in delegating decision-making authority to state commissions, and in making national findings of impairment with respect to the switching and dedicated interoffice transport unbundled network elements. The Court stayed its decision until the denial of any petitions for rehearing or for a 60-day period (i.e., until May 1, 2004), whichever is later. Unless the Court's decision is itself stayed by the Court or the U.S. Supreme Court, or the FCC promulgates effective replacement rules, the result of the Court's decision will be that the FCC's rules requiring incumbent local telephone companies to make available the mass market switching and dedicated interoffice transport unbundled network elements to competitors at cost based rates pursuant to Section 251 of the Telecommunications Act will no longer be effective. However, the Court affirmed FCC rules that require former Regional Bell Operating Companies to make available similar unbundled network elements pursuant to Section 271 of the Telecommunications Act, albeit at rates that are "just and reasonable" rather than strictly cost based. Although prices for Section 271 unbundled network elements have not yet been established, it is probable that they will generally be higher than those charged for Section 251 unbundled network elements. Notably, in response to the Court's ruling, some state public utility commissions, but not all, have suspended their state impairment proceedings.

         Should local circuit switching not be available to us due to this adverse decision or otherwise, we would be unable to offer services on an unbundled network element platform basis and would instead have to serve customers through total service resale agreements with the incumbent local telephone companies, through network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act or through our own facilities or the switching facilities of other non-incumbent carriers, any of which which could delay our service roll-out in some markets, increase our cost, and negatively impact our business, prospects, operating margins, results of operations, cash flows and financial condition.

         A brief summary of the FCC's actions under its UNE Triennial Review Order that would likely have a significant impact on us is provided below:

Unbundled Local Switching and the Unbundled Network Element Platform: Our telecommunications services are provided primarily through the combination of unbundled network elements, including unbundled local circuit switching, loop and shared transport elements, commonly referred to as the unbundled network element platform. The FCC's rules previously required that the incumbent local exchange companies provide to competitors the unbundled network element platform, including all network elements required by the competitor to provide retail telecommunications services, in most geographic areas. Through the use of the unbundled network element platform, we are able to provide retail local services entirely through the use of the incumbent local exchange companies' facilities at lower prices than those available for local resale through total resale service agreements with the incumbent local exchange companies.

         Among the network elements made subject to further state review under the FCC's UNE Triennial Review Order is the local circuit switching unbundled network element, which is a critical component of the unbundled network element platform. With respect to the local circuit switching element, the FCC adopted a national finding that competitive carriers providing telecommunications services to "mass market" customers are impaired without access to unbundled local circuit switching. Accordingly, under the FCC's UNE Triennial Review Order, incumbent local exchange companies were required to provide to competitive carriers serving the mass market access to the local circuit switching element, except where a state commission has determined in a nine-month proceeding, pursuant to the guidelines established by the FCC, that competitive carriers are not impaired without access to the local circuit switching element in a particular market, or otherwise that impairment in a particular market would be cured by implementation of a transitional local circuit switching regime. The state commissions could eliminate incumbent local exchange company unbundling requirements for local circuit switching in a particular market where one of the two "triggers" established by the FCC is satisfied: (1) three or more competing providers (providers not affiliated with each other or the incumbent local exchange company) serve mass market customers with the use of their own local circuit switches; or (2) two or more competing providers (providers not affiliated with each other or the incumbent local exchange company) offer wholesale local circuit switching service to carriers serving mass market customers using their own switches. In addition, where neither of the so-called "triggers" are satisfied for a particular market, the state commissions could nonetheless eliminate existing unbundling requirements for local circuit switching where market conditions would permit competitive entry through the deployment of new local circuits, or otherwise relax existing unbundling requirements where impairment in a particular market would be cured by implementation of a transitional local circuit switching regime. If the state commission determined that any of these tests is satisfied, then competitors could be foreclosed from submitting new orders for use of the local switching network element after five months, and they would be required to submit orders to migrate their embedded based of customers over a 13-27 month timeline.

         However, as discussed above, the Court recently reversed, vacated and remanded both the FCC rules that delegated decision-making with respect to unbundled network elements to state commissions and the FCC's national findings that competitive carriers are impaired absent the availability of the mass market switching and dedicated interoffice transport unbundled network elements. Thus, current FCC rules requiring incumbent telephone companies to make the mass market switching and dedicated interoffice transport unbundled network elements available to competitors at call-based rates could expire as soon as May 1, 2004. Although the incumbent local exchange company unbundling requirements for local circuit switching arising under Section 251 of the Telecommunications Act may be eliminated or limited by state commissions acting under the FCC's UNE Triennial Review Order, or due to the Court's decision to reverse and vacate these rules, competitive carriers' access to local circuit switching on unbundled basis is preserved under Section 271 of the Telecommunications Act as a condition to the Regional Bell Operating Company's ability to provide in-region long distance services. However, the local circuit switching element, if accessible to competitive carriers only pursuant to Section 271 of the Telecommunications Act, may be offered at significantly higher rates, and subject to less favorable terms and conditions imposed by the incumbent local exchange companies, including the possibility that the incumbent local exchange companies will not be required to combine unbundled local circuit switching provided pursuant to Section 271 with other non-unbundled network elements or tariffed services. Should the local circuit switching element becomes effectively unavailable to serve a particular market, we would be unable to provide services on an unbundled network element platform basis and would instead have to serve customers through total service resale agreements with the incumbent local exchange companies, through network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act or through our own facilities or the switching facilities of other non-incumbent carriers. Our transition from providing telecommunications services on an unbundled network element platform basis may delay our service roll-out in some markets, increase our costs and negatively impact our business, prospects, operating margins, results of operations, cash flows and financial condition.

         Under the FCC'S UNE Triennial Review Order, the FCC preserved existing unbundling requirements for the mass market (that is, DS0) loops used by us for the vast majority of our unbundled network element platform and switch-based telecommunications operations. Furthermore, those unbundling requirements are not subject to further state review under the order, and, therefore, cannot be eliminated or otherwise restricted by the state commissions. Accordingly, the order should have little, if any, adverse impact on our ability to obtain the unbundled loops facilities critical to our telecommunications operations.

Access to Broadband: The FCC'S UNE Triennial Review Order does not require the incumbent local exchange companies to unbundle "next generation" network facilities, including new "fiber-to-the-home" loops and hybrid copper/fiber loops (to the extent requested for the purposes of providing broadband services to the mass market). While the FCC's policy of restricted access to the incumbent local exchange company's broadband network facilities may be unfavorable to us and other competitive carriers, the adverse impact of broadband deregulation under the order is softened by the continued availability to competitive carriers of incumbent local exchange company-provided Time Division Multiplexing functionality on an unbundling basis.

Unbundled Network Element Pricing: The current pricing rules for unbundled network elements were established in the FCC's 1996 Local Competition Order, in which the FCC ordered that the rates for unbundled network elements charged to new entrants must be based on the forward-looking costs incurred by the incumbent local exchange company in providing the interconnection services or unbundled network elements ordered, as calculated using the "total element long-run incremental cost," or TELRIC, methodology. The FCC rejected the use of historical or embedded costs in setting rates that new entrants pay. The FCC required that TELRIC be measured based on the use of the most efficient telecommunications technology currently available and the lowest cost network configuration, given the location of existing ILEC wire centers. Under the Telecommunications Act, state commissions set the actual unbundled network element rates based on the FCC's TELRIC methodology.

         On remand from the U.S. Supreme Court in AT&T v. Iowa Utilities Board, the Eighth Circuit Court of Appeals concluded in 2000 that the FCC's unbundled network element pricing rules violated the terms of the Telecommunications Act. The Eighth Circuit held that the FCC's TELRIC methodology incorrectly based costs associated with a "hypothetical network", and not on the actual cost of the particular facilities and equipment deployed by incumbent local exchange company. The Eighth Circuit, however, did not vacate the FCC's decision to use a forward-looking cost methodology. The Court determined that requiring that forward-looking costs be used to establish unbundled network element rates is a matter within the FCC's discretion. In 2002, the U.S. Supreme Court reversed the decision of the Eighth Circuit and validated the FCC's TELRIC methodology in its entirety.

         Although the FCC's TELRIC methodology for establishing rates for unbundled network elements has been upheld by the U.S. Supreme Court, it is currently subject to comprehensive review by the FCC. On September 10, 2003, the FCC released a Notice of Proposed Rulemaking that addressed, among other issues, the impact of changes in ILEC unbundling obligations under the FCC's UNE Triennial Review Order on the FCC's rules for the pricing of unbundled network elements, or TELRIC NPRM. The FCC already has accepted Comments and Reply Comments filed by interested parties in response to the TELRIC NPRM, and currently is hearing ex parte presentations on matters related to this rulemaking proceeding. The availability of incumbent local exchange company unbundled network elements at cost-based rates is critical to our ability to provide competitively priced local telecommunications services. Accordingly, any change to the FCC's current TELRIC pricing methodology that would increase the rates for unbundled network elements charged to competitive carriers could have material adverse effect on our operations.

Federal Regulation of Our Rates, Terms and Conditions

         The FCC has imposed numerous reporting, accounting, record keeping and other regulatory obligations on us. We must offer interstate and international services under rates, terms and conditions that are just, reasonable and nondiscriminatory. We also must post publicly the rates, terms and conditions of our interstate and international long distance service on our web site or elsewhere, and are authorized to file interstate tariffs on an ongoing basis for interstate access services (rates charged among carriers for access to their networks). Although our interstate and international service rates, terms, and conditions are subject to review by the FCC, they are presumed to be lawful and have never been formally contested by customers or other consumers. Other FCC rules govern the procedures we use to solicit customers, our handling of customer information, our obligation to assist in funding the federal system of universal service, our billing practices and the like. We may be subject to forfeitures and other penalties if we violate the FCC's rules.

         Long distance carriers pay local facilities-based carriers, including us, interstate access charges for both originating and terminating the interstate calls of long distance customers on the local carriers' networks and facilities, including the unbundled network element platform. Historically, the Regional Bell Operating Companies set access charges higher than cost and justified this pricing to regulators as a subsidy to the cost of providing local telephone service to higher cost customers. However, in 2000, the FCC established regulations that dramatically decreased the rates for interstate access charged by large incumbent local exchange companies, and, in 2001, established regulations that dramatically decreased the rates for interstate access charged by competitive carriers, including us. The FCC's interstate access charge reform regimes for incumbent local exchange companies and for competitive local exchange carriers, such as we, prescribes continuing access charge rate reductions through 2005. The FCC's access charge rules are the subject of ongoing rulemaking proceedings, which we believe will likely lead to additional reductions in access charge rates or to result in the total elimination of switched access charges.

Regulation of Advanced Services

         Section 706 of the Telecommunications Act requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans, and
Section 10 of the Communications Act requires the FCC to forebear from applying regulation where forbearance from regulation would be in the public interest. Several incumbent local exchange companies have petitioned the FCC pursuant to these provisions to modify or eliminate network unbundling obligations, or to forbear from imposing the FCC's unbundling and interconnection rules. In addition, incumbent telephone companies have filed similar petitions asking the FCC to bar competitive carriers like us from billing and collecting interexchange carrier switched access charges when providing service through the use of the local switching unbundled network element. If any of these petitions for waiver or forbearance are approved by action or inaction of the FCC, our access to critical unbundled network elements could be thwarted, or our ability to collect switched access charges could be forestalled, which could have a material adverse effect on our operations.

Regulation of Voice Over Internet Protocol

         Voice over Internet Protocol, or VoIP, is a service that manages the delivery of voice information over data networks, using Internet Protocol. Rather than send voice information across traditional circuits through the public switched telephone network, VoIP sends voice information in digital form using discrete packets that are routed in the same manner as data packets. The regulation of VoIP is unsettled, and the FCC and numerous state commissions have opened proceedings to determine whether VoIP should be regulated and, if so, how. Among these proceedings, incumbent local exchange companies have petitioned the FCC to rule that facilities over which they provide VoIP services are not regulated. If such petitions were granted, the result could be to deny us access to incumbent local exchange company unbundled network elements over the affected facilities. On March 10, 2004, the FCC released a Notice of Proposed Rulemaking to consider what regulatory framework to apply to VoIP and other IP-enabled services in the future, including without limitation, whether such services should be regulated by the FCC and how, and whether switched access charges should be imposed when IP-enabled services connect to the public switched telephone network.

Regulation of Marketing

         Our current and past direct and partner marketing efforts all require compliance with relevant federal and state regulations that govern the sale of telecommunication services. The FCC and many states have rules that prohibit switching a customer from one carrier to another without the customer's express consent and specify how that consent must be obtained and verified. Most states also have consumer protection laws that further define the framework within which our marketing activities must be conducted. While directed at curbing abusive marketing practices, the design and enforcement of these rules can have the incidental effect of entrenching incumbent carriers and hindering the growth of new competitors, such as our business.

         Our marketing efforts are carried out through a variety of marketing programs, including referrals from existing customers, direct sales through independent agents, broadcast and print media, online marketing initiatives and direct mail. Restrictions on the marketing of telecommunication services are becoming stricter in the wake of widespread consumer complaints throughout the industry about "slamming" (the unauthorized change of a customer's service from one carrier to another carrier) and "cramming" (the unauthorized provision of additional telecommunication services). The Telecommunications Act strengthened penalties against slamming, and the FCC issued and updated rules tightening federal requirements for the verification of orders for telecommunication services and establishing additional financial penalties for slamming. Our marketing activities may subject us to investigations or enforcement actions by government authorities. The constraints of federal and state regulation, as well as increased FCC, Federal Trade Commission and state enforcement attention, could limit the scope and the success of our marketing efforts and subject them to enforcement actions, which may have an adverse effect on us.

         Statutes and regulations designed to protect consumer privacy also may have the incidental effect of hindering the growth of newer telecommunication carriers such as us. For example, the FCC rules that restrict the use of "customer proprietary network information" (information that a carrier obtains and uses about its customers through their use of the carrier's services) may make it more difficult for us to market additional telecommunication services (such as local and wireless), as well as other services and products, to our existing customers.

Federal Legislation

         Several congressmen have recently suggested that Congress should consider rewriting substantial portions of the Telecommunications Act. Any effort to reform the Telecommunications Act could result in changes that would materially reduce the obligations of incumbent local exchange companies to interconnect with, or provide unbundled network elements to, competitors. Any such legislative change could have a material adverse impact on our operations.

Universal Service Fund Regulation

         Pursuant to Section 254 of the Telecommunications Act, the FCC requires us and other providers of telecommunication services to contribute to a federally administered universal service fund, which helps to subsidize the provision of local telecommunication services and other services to low-income consumers, schools, libraries, health care providers, and rural and insular areas that are costly to serve. The Telecommunications Act requires every telecommunication carrier that provides interstate telecommunication services to contribute, on an equitable and nondiscriminatory basis, to the specific, predictable and sufficient mechanisms established by the FCC to preserve and advance universal service. These regulations were recently amended and contributions to the FCC's universal service funds are now assessed on telecommunication providers' projected combined interstate and international end user telecommunication revenues, and no longer permit telecommunication providers to recover margin on this assessment. In a December 2002 Notice of Proposed Rulemaking, the FCC has asked many broad-ranging questions regarding universal service, including, whether to change its method of assessing contributions due from carriers by basing it on the number and capacity of connections they provide, rather than on interstate and international end user revenues they earn. We cannot be sure that legislation or FCC rulemaking will not increase the size of its subsidy payments, the scope of the subsidy program or our costs of calculating, collecting and remitting the payments. Some states have similar universal fund programs, and in those instances we may be required to remit a portion of its intrastate revenue to such funds.

State Regulation

         The vast majority of the states require us to apply for certification to provide local and intrastate telecommunication services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The majority of states also require us to file and maintain detailed tariffs listing our rates for intrastate service. State law typically requires charges and terms for our services to meet certain standards, such as requiring that charges and practices be just, reasonable and not unreasonably discriminatory. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunication operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. State regulatory authorities may also place burdensome requirements on telecommunication companies seeking transfers of control for licenses and the like. Under the regulatory arrangement contemplated by the Telecommunications Act, state authorities continue to regulate certain matters related to universal service, public safety and welfare, quality of service and consumer rights. All of these regulations, however, must be competitively neutral and consistent with the Telecommunications Act, which generally prohibits state regulation that has the effect of prohibiting us from providing telecommunications services in any particular state. State commissions also enforce some of the Telecommunications Act's local competition provisions, including those governing the arbitration of interconnection disputes between the incumbent carriers and competitive telephone companies and the setting of rates for unbundled network elements.

Compliance with Environmental Provisions

         The Company believes that it complies in all material respects with current pertinent federal, state, and local provisions relating to the protection of the environment and does not believe that continued compliance would require any material capital expenditure.

                                    PERSONNEL

         As of the April 15, 2004, Covista and its subsidiaries employed 238 full-time and part-time employees in its telecommunication business. Covista also utilizes the services of approximately 2,200 independent sales agents. Covista considers its relations with its employees to be satisfactory.

ITEM 2. Properties

         On November 1, 1996, Covista entered into a lease for approximately 8,300 square feet of space at 40 Rector Street, New York City, New York, for use as a switching facility. The term of the lease is for fifteen years and ten months from the date of commencement, which was March 1, 1997. Rental payments are $163,918 per annum for the first five years after commencement, $166,480 per annum for the next five years, and $183,128 per annum for the remaining five years and ten months. The lease requires the payment of the tenant's proportionate share of increased operating expenses and real estate taxes over the base year.

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

         On December 15, 2001, Covista entered into a lease for Suite 1350, 1201 Main Street, Dallas, TX, for use as a switching facility and expires on April 14, 2006. Annual rent is due as follows: $164,475 from April 15, 2000 to April 14, 2002, $175,440 from April 15, 2002 to April 14, 2004, and $186,405 from
April 15, 2004 to April 14, 2006. The lease has no provision for renewal.

         On February 8, 2002, Covista assumed a lease for Suite 940, 401 N. Broad Street, Philadelphia, PA, for use as a switching facility. Covista's obligations under this lease commenced with the acquisition of Capsule Communications. The lease expires on March 31, 2007. Base rent is $62,019 annually, with provisions for inflationary increases in operating costs. The lease has no provision for renewal.

         On February 8, 2002, Covista assumed a lease for Suite 275, 3331 Street Road, Bensalem, PA, for use as a branch office facility. Covista's obligations under this lease commenced with the acquisition of Capsule Communications. The lease expires on August 31, 2004 with annual rent currently payable at the rate of $248,448. Covista has no right to further extend or renew the term of the lease.

         On May 31, 2002, Covista entered into a lease for 2,900 useable (3,335 rentable) square feet at 511-11th Avenue South, Suite 312, Minneapolis, Minnesota for use as a switching facility. The lease expires on May 31, 2009. Annual rent is payable as follows: Year 1 = $86,376, Year 2 = $93,047, Year 3 = $96,382, Year 4 = $99,717, Year 5 = $103,052, Year 6 = $106,387, and Year 7 =
$109,721. The lease may be renewed for an additional 5 years upon 4 months' written notice prior to the lease expiration date. Covista pays its proportionate share of real estate taxes and utilities for the leased space.

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

ITEM 3. Pending Legal Proceedings

         There are no pending legal proceedings, which could be expected to have a material adverse effect on Covista.

ITEM 4. Submission of Matters to a Vote of Security Holders

         A proxy statement dated November 13, 2003 and mailed to stockholders on or about November 13, 2003 provided details on the election of eight directors to serve for a term of one year and until their successors were duly elected and qualified; Ratification of the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending January 31, 2004; and the transaction of such other business as properly came before the meeting or any adjournment or postponement thereof. During the scheduled annual meeting of stockholders on December 16, 2003, all of the foregoing matters were approved by the requisite vote of stockholders of Covista.

                                     PART II

ITEM 5. Market for Company's Common Stock and Related Security Holder Matters

Common Stock

         Covista's authorized capital stock consists solely of 50,000,000 shares of Common Stock. Holders of Covista's Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore. Each holder of Common Stock is entitled to one vote for each share held. There is no right to cumulative voting. Upon liquidation, dissolution, or winding up of Covista, the holders of Common Stock are entitled to receive a pro rata share of all assets available for distribution to stockholders. The Common Stock has no pre-emptive or other subscription rights, and there are no conversion or redemption rights with respect to such shares.

         As of the date of this report, there were 17,822,025 shares of Common Stock issued and outstanding, held by approximately 860 persons.


Price Range of the Common Stock

         Covista's Common Stock is traded on the NASDAQ National Market System under the Symbol CVST. The following table sets forth, for the quarterly fiscal periods indicated, the high and low closing sale prices for Covista's Common Stock in such market, as reported by the National Association of Securities Dealers, Inc.



         FISCAL 2003                              HIGH       LOW
         -----------                              ----       ---
         February 1, 2002 thru April 30          $8.15      $3.90

         May 1 thru July 31                      $5.15      $2.83

         August 1 thru October 31                $4.17      $2.00

         November 1 thru January 31, 2003        $3.97      $2.01


         FISCAL 2004                               HIGH       LOW
         -----------                               ----       ---
         February 1, 2003 thru April 30           $3.62      $1.75

         May 1 thru July 31                       $4.10      $1.82

         August 1 thru October 31                 $3.55      $2.60

         November 1 thru January 31, 2004         $4.00      $2.21

         Covista has not paid or declared any cash dividends during the past two fiscal years and does not anticipate paying any in the foreseeable future.

Compensation Plans and Securities

         The following table sets forth certain information as of January 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance:



                                              Number of
                                           Securities to be
                                             Issued Upon             Weighted-Average        Number of Securities
                                             Exercise of            Exercise Price of         Remaining Available
                                             Outstanding               Outstanding            for Future Issuance
                                          Options, Warrants         Options, Warrants            Under Equity
           Plan Category                      and Rights                and Rights           Compensation Plans (1)
-------------------------------------    ---------------------     ---------------------    -----------------------
Equity compensation plans approved            1,889,663                   $3.08                   795,800
by security holders

Equity compensation plans not                     --                        --                        --
approved by security holders
                                         ---------------------     ---------------------    -----------------------

Total                                         1,889,663                   $3.08                   795,800

(1) Under all plans, if any shares subject to a previous award are forfeited, or if any award is terminated without issuance of shares or satisfied with other consideration, the shares subject to such award shall again be available for future grants.

ITEM 6.    Selected Financial Data

                                                              (In thousands except per share amounts)
                                                                      Year ended January 31,
                                             -------------------------------------------------------------------
RESULTS OF OPERATIONS:                           2004          2003          2002          2001         2000
----------------------                           ----          ----          ----          ----         ----
Net Revenues                                 $  84,056    $ 100,960       $  95,313       $ 133,230    $ 139,760

Net Loss                                     $    (944)   $  (9,407)      $ (11,970)      $  (8,629)   $  (9,414)

Weighted average common shares outstanding

         Basic                                  17,796       13,283          10,204           7,324        7,069

         Diluted                                17,796       13,283          10,204           7,324        7,069

Loss per common and equivalent shares

Basic loss per share                         $    (.05)   $   (0.71)      $   (1.17)      $   (1.18)   $   (1.33)

Diluted loss per share                       $    (.05)   $   (0.71)      $   (1.17)      $   (1.18)   $   (1.33)

Cash dividends per common share                   None         None            None            None         None

Additions to property and equipment          $     277    $   4,943(b)    $   5,465       $   3,227    $   3,019

Depreciation and amortization                $   5,932    $   7,442       $   4,569       $   3,578    $   2,985

FINANCIAL POSITION:
------------------

Working Capital                              $  (6,088)   $  (9,536)      $ (11,327)      $  (7,734)   $   1,222

Property and equipment-net                   $  11,654    $  15,150       $  12,490       $  13,021    $  13,317

Total assets                                 $  40,887    $  51,050       $  31,257       $  39,097    $  45,184

Long-term debt                               $     573    $   1,811       $   4,400(a)    $     382    $     997

Shareholders' Equity                         $  18,833    $  19,693       $   1,569       $   5,777    $  14,007

Common shares outstanding                       17,817       17,783          10,849           7,969        7,944

(a) $4,400,000 consists of a loan from Covista's Chairman of the Board, which was converted to equity in Fiscal 2003 (see ITEM 13).

(b) Includes $3,400,000 of property contribution from Covista's Chairman of the Board (see ITEM 13).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is presented to assist in assessing the changes in financial condition and performance of Covista for the fiscal years ended January 31, 2001 (Fiscal 2001), January 31, 2002 (Fiscal 2002) and January 31, 2003 (Fiscal 2003). The following information should be read in conjunction with the financial statements and related notes and other detailed information regarding Covista included elsewhere in this report.

Special Note Regarding Forward-Looking Statements

         Certain of the statements contained in this Form 10-K Report may be considered "forward-looking statements" for purposes of the securities laws. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. These forward-looking statements are intended to provide our management's current expectations or plans for our future operating and financial performance, based on our current expectations and assumptions currently believed to be valid. For these statements, we claim protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking words or phrases, including, but not limited to, "believes," "estimates," "expects," "expected," "anticipates," "anticipated," "plans," "strategy," "target," "prospects" and other words of similar meaning in connection with a discussion of future operating or financial performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.

         All forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from those expressed or implied in the forward-looking statements. This Form 10-K Report includes important information as to risk factors in the "Business" section under the headings "Business" "Competition" and "Regulation" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition to those factors discussed in this Form 10-K Report, you should see our other reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission from time to time for information identifying factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

                              RESULTS OF OPERATIONS

                     FISCAL 2004 AS COMPARED TO FISCAL 2003

Revenues

         Net sales of telecommunications services for the fiscal year ended January 31, 2004 were approximately $84,056,000, a decrease of approximately $16,904,000 or 17% from the approximately $100,960,000 of net sales in Fiscal 2003. These revenues were comprised of retail sales of approximately $62,420,000, KISSLD revenue of approximately $17,260,000 and wholesale revenue of approximately $4,376,000. Covista billed approximately 1,270,875,338 minutes in Fiscal 2004 as compared to approximately 1,453,124,000 minutes in Fiscal 2003, a decrease of 182,248,662 minutes or 13%. The overall decrease is primarily related to intense competitive pressure in the retail segment combined with planned reductions in wholesale revenue, as discussed in further details below.

         Net retail sales for Fiscal 2004 were approximately $62,420,000, a decrease of approximately $13,035,000, or 17% from the approximately $75,455,000 billed in Fiscal 2003. Retail billed minutes were approximately 916,532,000, a decrease of approximately 170,763,000 minutes or 16%, versus the retail minutes of approximately 1,087,295,000 billed in Fiscal 2003. The average blended price per minute of $.0681 decreased approximately 1.9% versus the prior year blended average rate per minute of $.0694 as the industry continues to experience decreased price per minute of usage. Covista does not foresee that this trend in pricing will abate in the near future. The current year decrease in the retail segment is primarily attributed to intense competitive pressure from other providers, especially those which have the ability to bundle local dial tone with traditional long distance offerings. While the Company has recently launched local services to the retail segment in certain markets, the Company has experienced significant loss of former retail customers that have taken advantage of competitive providers bundled service offerings. The Company does not foresee this intensely competitive climate relaxing in the near future. The Company plans to continue to support the retail channel by expanding its competitive local and long distance product offering across multiple markets as well as launching a competitive "win back" program.

         Net KISSLD sales for Fiscal 2004 were approximately $17,261,000 for the year, an increase of approximately $4,271,000 or 33% from the approximately $12,990,000 billed in fiscal 2003. The Company launched local services, bundled together with long distance, into the KISSLD segment during the current fiscal year. Net KISSLD sales for Fiscal 2004 includes approximately $658,000 of bundled local service revenue. KISSLD billed minutes for Fiscal 2004 were approximately 296,102,000, an increase of approximately 100,070,000 minutes or 51% from the approximately 196,032,000 billed in the previous year. The average blended price per minute of $.0561 decreased approximately 15.4% versus the prior year blended average rate per minute of $.0663 as the industry continues to experience decreased prices per minute of usage. Covista does not foresee that this trend in pricing will abate in the near future. The current year increase in the KISSLD segment is primarily attributed the successful launch of local service to these residential users in selected markets in addition to direct marketing via mail and web based affinity marketing campaigns. While the Company has launched local services to the KISSLD segment in certain markets, the Company plans to expand the number of markets in which it has the ability to offer its local and long distance bundled product offering. Additionally, the Company plans to expand its marketing resources to target new geographic market areas where the Company has the ability to offer competitive bundled services to residential users. These efforts will be accomplished in conjunction with maintaining the support required for the retail segment.

         Net wholesale (carrier) sales for Fiscal 2004 were approximately $4,376,000, a decrease of approximately $8,138,000 or 65% from the approximately $12,514,000 billed in Fiscal 2003. Billed wholesale minutes amounted to approximately 58,241,000, a decrease of approximately 111,556,000 minutes or 66% from the billed wholesale minutes of approximately 169,797,000 billed in Fiscal 2003. As previously stated, the Company continues its planned efforts to reduce volume in the wholesale segment. The Company plans to maintain nominal wholesale volume in the future, based on network capacity and gross margin opportunities, while balancing any possible financial exposure related to un-collectable balances.


Cost of Revenue

         Cost of revenue for Fiscal 2004 was approximately $47,339,000, a decrease of approximately $15,131,000 or 24% from the approximately $62,470,000 recorded in Fiscal 2003. The decrease in cost of revenue was favorable in relationship to the overall revenue decrease of 17% discussed previously. The decrease in cost of revenue is primarily a result of the decrease in lower margin wholesale volume of approximately $7,324,000 and the combined overall decline in retail and KISSLD volume of approximately $5,445,000. In addition, the Company has improved its purchasing and line cost auditing functions. These improvements have allowed the Company to generate an additional savings of approximately $2,363,000 versus the prior year as a result of overall rate reductions and improved auditing and dispute resolution capabilities.

         In the normal course of business, billings for telco line costs are often not received until after the period of service, Covista therefore uses certain estimates to determine its monthly cost of revenue ("line cost") and corresponding accounts payable to these service providers. These line costs include fees for network transport, access, egress and facility charges. The Company completes a detailed bill audit function, which includes a comparison of invoices received to amounts accrued, contractual rates and applicable tariffs and engineering data regarding usage. Accrued amounts are adjusted based on the bill audit function and actual invoices received. These adjustments to actual expense are typically identified within 90 days following the period of estimate.

Selling, General and Administrative

         Selling, general and administrative (SG&A) expenses are comprised of selling and marketing costs, and general and administrative costs. SG&A expenses for Fiscal 2004 were approximately $31,403,000, a decrease of approximately $8,811,000 or 22% versus approximately $40,215,000 in the previous year. This decrease is also favorable in relationship to the overall sales decrease of 17% discussed previously. The overall decrease was primarily due to an overall decrease in payroll related costs of approximately $1,585,000; a decrease in commission expense as a result of lower retail revenue of approximately $1,204,000; a decrease in bad debt expense of approximately $1,058,000 due to improved collection processes and the substantial reduction of the higher risk wholesale business; reduced marketing expenses related to the KISSLD segment as a result of delays needed to adequately prepare for the launch of local services, of approximately $2,033,000; a decrease in office, telephone, postage and building rent as a result of further consolidation of approximately $1,451,000. In addition to other general increases of approximately $1,195,000, during the quarter ended January 31, 2004, the Company successfully settled an insurance claim related to losses stemming from the September 11, 2001 terrorist attacks. Gross proceeds from this final settlement were $3,250,000. In accordance with EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001", the Company has recognized this settlement, net of $575,000 of expenses, as income from continuing operations by reducing selling, general and administrative expenses during the quarter.

Depreciation and Amortization

         Depreciation and amortization was approximately $5,932,000 for Fiscal 2004. The decrease of approximately $1,510,000 is the result of certain intangible assets becoming fully amortized between years.

Stock Compensation Expense

         There was no stock compensation expenses recorded for the Fiscal years ended January 31, 2004 and 2003.

Income Tax Benefit

         No income tax was realized for the year ended January 31, 2004 as the Company provided a full valuation allowance against its net operating loss carryforwards due to uncertainty of realization. During Fiscal 2003, the Company recorded income related to a tax refund received as a result of recent tax law changes in the amount of approximately $511,000.

Other Income and Expense

         Total other income (expense) for Fiscal 2004 was approximately $(328,000), representing a decrease of approximately $424,000 versus the $(752,000) of expense from previous fiscal year. The largest component of other income (expense) is interest expense, which decreased by approximately $486,000 between years. This decrease is the result of the shareholder loan that was outstanding for the majority of the prior fiscal year, which was converted to equity in December 2002.

Net Loss

         For the reasons set forth above, the net loss for Fiscal 2004 of approximately $944,000 represents a decrease in net loss of approximately $8,463,000 over the net loss of approximately $9,407,000 reported in Fiscal 2003.

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

         Net retail sales for Fiscal 2003 were approximately $75,455,000, an increase of approximately $28,031,000, or 59.1% from the approximately $47,424,000 billed in Fiscal 2002. Retail billed minutes were approximately 1,087,295,000, an increase of approximately 468,749,000 minutes or 75.8%, over the retail minutes of approximately 618,546,000 billed in Fiscal 2002. The average price per minute decreased approximately 7.4% as the industry continued to experience decreased price per minute of usage. Covista does not foresee that this trend in pricing will abate in the near future. The current year increase is primarily attributed to the Capsule acquisition.

         Net KISSLD sales for Fiscal 2003 were approximately $12,990,000 for the first year of this segment. KISSLD billed minutes were approximately 196,032,000.

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


Cost of Revenue

         Cost of revenue for Fiscal 2003 was approximately $62,470,000; a decrease of approximately $9,437,000 or 13.1% from the approximately $71,907,000 of cost of revenue in Fiscal 2002. The decrease in cost of revenue was primarily due to the decrease in lower margin wholesale volume of approximately $35,809,000, a net increase in retail cost of revenue related primarily to the merger with Capsule Communications of approximately $18,565,000, and an increase related to the launch of KISSLD of approximately $7,807,000.

         In the normal course of business, billings for telco line costs are often not received until after the period of service, Covista therefore uses certain estimates to determine its monthly cost of revenue ("line cost") and corresponding accounts payable to these service providers. These line costs include fees for network transport, access, egress and facility charges. The Company completes a detailed bill audit function, which includes a comparison of invoices received to amounts accrued, contractual rates and applicable tariffs and engineering data regarding usage. Accrued amounts are adjusted based on the bill audit function and actual invoices received. These adjustments to actual expense are typically identified within 90 days following the period of estimate.


Selling, General and Administrative

         Selling, general and administrative (SG&A) expenses are comprised of selling and marketing costs, and general and administrative costs. SG&A expenses for Fiscal 2003 increased to approximately $40,215,000, an increase of approximately $9,216,000 or 29.7% from the approximately $30,999,000 in Fiscal 2002. This increase was primarily due to an increase in SG&A expenses associated with the merger with Capsule Communications of approximately $13,540,000, a decrease in salary, wages and benefits due to the transition of corporate headquarters from New Jersey to Tennessee of $1,888,000; a decrease in commissions due to certain sales agents of approximately $1,052,000; a decrease in bad debt expense of $3,437,000 due to the substantial reduction of the higher risk wholesale business; and increased marketing expenses related to the KISSLD segment of approximately $2,053,000.

Depreciation and Amortization

         Depreciation and amortization was approximately $7,442,000 for Fiscal 2003. The increase of approximately $2,873,000 is the result of amortizing certain intangible assets from the Capsule acquisition, in addition to amortization expense related to the purchase of certain prepaid network capacity.

                              RESULTS OF OPERATIONS

                     FISCAL 2003 AS COMPARED TO FISCAL 2002


Stock Compensation Expense

         There were no stock compensation expenses for Fiscal 2003 as compared to $12,000 in Fiscal 2002; this decrease is due to a majority of stock grants being fully vested. The amount from Fiscal 2002 is included in Selling, General and Administrative Expenses.


Income Tax Benefit

         During Fiscal 2003, the Company recorded income related to a tax refund received as a result of recent tax law changes in the amount of approximately $511,000. No income was realized during Fiscal 2002.


Other Income and Expense

         Total other expense, net for Fiscal 2003 increased approximately $944,000. The components of other income and expense are interest expense, interest income and other items. Interest income decreased approximately $111,000 after the selling of securities; interest expense increased approximately $588,000 due to interest on the Wells Fargo Credit Line, the Note Payable to SunTrust, and Note Payable to a related party. Gains on sales of securities decreased approximately $245,000.


Net Loss

         For the reasons set forth above, the net loss for Fiscal 2003 of approximately $9,407,000 represents a decrease in net loss of approximately $2,563,000 over the net loss of approximately $11,970,000 reported in Fiscal 2002.

                         LIQUIDITY AND CAPITAL RESOURCES


Working Capital

         At January 31, 2004, Covista had a working capital deficit of approximately $6,088,000 as compared to approximately $9,536,000 at January 31, 2003, an improvement in working capital of approximately $3,448,000. The increase in working capital in Fiscal 2004 was primarily attributable to an increase in cash of approximately $353,000; a decrease in accounts receivable of approximately $5,183,000 and an increase in prepaid expenses of approximately $241,000. Also affecting the improved working capital position was the decrease in accrued liabilities of approximately $3,439,000; a decrease in accounts payables and accrued line cost of approximately $4,355,000 and a decrease in current portion of long-term debt of approximately $244,000.

         The current ratio at January 31, 2004 was 0.71 to 1, representing an improvement versus the 0.67 to 1 ratio at the end of the previous fiscal year.

         The Company has a credit facility in place that provides for an $8 million line of credit, based on eligible accounts receivable. The Company had approximately $4.3 million of additional borrowing capacity under this facility as of January 31, 2004.

Cash Flow Statement

         The cash flow statement of Covista for Fiscal 2004 indicated an increase in cash and cash equivalents of approximately $353,000. Non-cash adjustments (depreciation, amortization, and provision for bad debt,) of approximately $7,435,000 are added back and net changes in assets and liabilities of approximately $4,244,000 deducted from the net loss of approximately $944,000 resulted in net cash provided by operations of approximately $2,247,000. Cash used in investing activities approximated $484,000, of which approximately $277,000 was used for the purchase of capital additions while payment for deferred line installation costs approximated $220,000. The cash used in financing activities of approximately $1,398,000 consisted primarily of the payments on the loan to a related party of approximately $1,248,000, the net payment of approximately $233,000 in bank borrowing and cash received from the exercise of stock options of approximately $84,000.


Accounts Receivable

         The Company has entered into offset arrangements with certain carrier customers, which are also vendors, allowing for the ability to offset payable balances against the Company's receivable balances.

         Covista experienced consolidated accounts receivable turnover of approximately 46 days as of January 31, 2004, versus approximately 57 days as of January 31, 2003. This improvement is a result of reduced wholesale volume.

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


Long-Lived Assets

         Effective February 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

         We review the recoverability of the carrying value of long-lived assets, including intangibles with a definite life, for impairment using the methodology prescribed in SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.


Recent Accounting Pronouncements

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

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantees," an interpretation of FASB Statement No. 5, "Accounting for Contingencies." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Compliance with this interpretation has not had a material impact.

         In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The Company has no investment in variable interest entities.

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


                              CAPITAL EXPENDITURES

         Capital expenditures for Fiscal 2004 totaled approximately $277,000. These expenditures were financed from funds provided from Covista's working capital. The capital expenditures were used primarily for upgrades to Covista's switches and switch sites, software and hardware upgrades to Covista's computer network and furniture, fixtures and equipment.

         Capital expenditures for Fiscal 2005 are estimated not to exceed approximately $500,000 and are expected to be financed from funds provided from operations.

Inflation

         Since inflation has slowed in recent years, Covista does not believe that its business has been materially affected by the relatively modest rate of price increases in the economy. However, pressures in the industry to reduce prices, which have impacted Covista in the past, are expected to continue. Also the telecommunications industry has recently experienced the failure of several businesses, some of which are Covista's wholesale customer and suppliers. These failures not only have affected Covista's FY 2004 results, but also may impact future results.


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


ITEM 8.    Financial Statements and Supplementary Data

         The Financial Statements and Supplementary Data are included under Item 15 of this Report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.


ITEM 9A.   Controls and Procedures

         As of January 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III
ITEM 10. Directors and Executive Officers of Covista


The directors and officers of Covista are as follows:

  NAME                         AGE    POSITION
  Henry G. Luken, III          44     Chairman of the Board

  A. John Leach, Jr.           41     Director, President & Chief Executive Officer

  Kevin Alward                 37     Director, Chief Operating Officer

  Jay J. Miller                70     Director

  Nicholas Merrick             41     Director

  Leon Genet                   72     Director

  Donald Jones                 68     Director

  W. Thorpe McKenzie           56     Director

  Thomas P. Gunning            66     Treasurer and Secretary

  Frank J. Pazera              43     Executive Vice President & Chief Financial Officer

         Covista's directors all serve for one-year terms and until their successors are elected and qualify. Officers serve at the pleasure of the Board of Directors.

          Mr. Luken serves as chairman of Covista Communications and has extensive business and telecommunications experience. Prior to purchasing a major interest in Covista, Mr. Luken founded Telco Communications and Long Distance Wholesale Club in 1993. Telco was a pioneer in dial-around long distance service with Dial and Save, Inc, which grew into one of the most successful telecommunication companies of its kind in the United States. Telco was sold to Excel Communications in 1997 for $1.2 billion. Most recently Mr. Luken moved the company headquarters from Little Falls, New Jersey to Chattanooga, Tennessee. Mr. Luken is intimately involved in the strategic growth plans and operations of the company. Mr. Luken also owns interest in several TV and radio stations.

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

         Mr. Leach has served as President and Chief Executive Officer of Covista Communications, Inc. since May 18, 2000. Prior to Covista Communications, Mr. Leach was Senior Vice President and General Manager of Teleglobe, Inc. from 1998 to 2000. Prior to Teleglobe, from 1996 to 1998 Mr. Leach worked at Telco Communications Group (a subsidiary of Teleglobe, Inc.) where he held a number of senior management posts and played an integral role in building a substantial wholesale and agent business that was a highly valued part of the sale of the company to Teleglobe, Inc. Mr. Leach also held executive and management positions with BTI and Mobilcomm (a Bell South Company). Mr. Leach also currently serves as a Director for Covista Communications, Inc. Mr. Leach is a graduate of Old Dominion University with a BA in Business Management.

                 Jay J. Miller, Esq. has served as a Director since 1983. He has been a practicing attorney for more than 40 years in New York. He is Chairman of the Board of AmTrust Pacific Ltd., a New Zealand real estate company. He is also a director of Technology Insurance Company, Inc., a provider of workers' compensation as well as various insurance products to the technology industry, and certain of its affiliates. Mr. Miller has performed legal services on behalf of Covista. See "Certain Relationships and Related Transactions."

          Mr. Gunning has been with Covista since 1992 and served as the controller and Chief Financial Officer until 2003. Currently Mr. Gunning is focused on operations as well as legal, compliance and corporate dealings. Mr. Gunning has played an integral role in Covista's growth, especially in the 90's where he was one of the key management team members that drove Covista's revenues beyond the $100 million mark. Prior to joining Covista, Mr. Gunning was Chief Financial Officer of Flyfaire, Incorporated, a travel wholesale operator and was senior Audit Manager at Rosenberg, Selsman & Company. Mr. Gunning has held various positions in both public and private accounting firms. Mr. Gunning holds a Bachelor's of Business Administration degree from Manhattan College. He is a Certified Public Accountant licensed by the states of New York and New Jersey and is a member of the American Institute of Certified Public Accountants as well as the state societies of New York and New Jersey.

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

         Nicholas Merrick currently serves as President of Mt Vernon Investments, LLC, an investment company, which he has served as President since January 2002. Mr. Merrick served as Senior Vice President and Chief Financial Officer of Telergy, Inc., a high-speed fiber optic communications network company, from May 2000 to July 2001. Telergy filed for reorganization under the bankruptcy laws in October 2001 and has liquidated. Prior to joining Telergy, Mr. Merrick was Chief Executive Officer of Up2 Technologies, Inc. and Executive Vice President of Excel Communications, each of which was a subsidiary of Teleglobe, Inc. (global communications, e-business services), from 1998 until 2000. From 1996 to 1997, he was Vice President and Chief Financial Officer of Telco Communications Group, Inc., and from 1985 to 1996, he was Vice President of Corporate Finance at the Robinson-Humphrey Company, Inc. and Managing Director of R-H Capital Partners.

         Mr. Alward joined in March of 2001 and currently serves as Chief Operating Officer and a Director on Covista's board. He had previously served the Company as President and Chief Operating Officer from 1994 to 1998, when he left the company to become President of North America for Destia Communications, Inc. (formerly known as Econophone, Inc.) and its successor by merger, Viatel, Inc. In April 200, he co-founded Blink Data Corp., a telecommunications and data services provider headquartered in northern New Jersey, where he was President and Chief Executive Officer until his return to Covista.

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

         Mr. Pazera joined the company in December 2002 and was appointed to the position of Chief Financial Officer in July 2003. Mr. Pazera brings extensive public and private sector financial management experience to the company. Prior to joining Covista, Mr. Pazera held a variety of Executive Financial Management positions at companies that includes, AirGate PCS, Inc., a publicly traded wireless services company and Network One, a privately held regional Competitive Local Exchange Carrier. In addition, Mr. Pazera has held executive and management positions at Turner Broadcasting, MCI Telecommunications, and Arthur Andersen & Company. Mr. Pazera holds an MBA in Finance from the Goizueta Business School at Emory University in Atlanta and his BBA in Accounting from the University of Wisconsin in Milwaukee, and is a Certified Public Accountant.


Board of Directors

         Covista's Board of Directors currently consists of eight persons, two of whom are members of management and six of whom are non-management directors. During the fiscal year ended January 31, 2004, the Board held three meetings, each of which was attended by at least 87% of the directors then serving.

         Covista's Board of Directors has Audit and Compensation Committees, but does not have a Nominating Committee or a committee performing a similar function. The Audit Committee currently consists of three non-management directors, Messrs. Nicholas Merrick, Donald Jones and W. Thorpe McKenzie. The Committee reviews, analyzes and may make recommendations to the Board of Directors with respect to Covista's financial statements and controls. The Committee has met and intends to meet from time to time with Covista's independent public accountants to monitor their activities. The Compensation Committee consists of Messrs. Henry Luken, Jay J. Miller, Nicholas Merrick and
W. Thorpe McKenzie and is charged with reviewing and recommending the compensation and benefits payable to Covista's senior executives. Mr. Leach is an ex-officio member of both the Compensation and Audit Committees.

ITEM 11.          Executive Compensation

The following table sets forth the compensation that Covista paid during the fiscal years ended January 31, 2004, 2003 and 2002 to its Chief Executive Officer and to each executive officer of Covista or person performing similar functions whose aggregate remuneration exceeded $100,000, during Covista's fiscal year ended January 31, 2004 (the "Named Executives").


Summary Compensation Table
--------------- ----------- ------------------ ------------------ ----------------- ------------------ ------------------

    NAME &      FISCAL           ANNUAL             ANNUAL          OTHER ANNUAL      COMPENSATION         ALL OTHER
  PRINCIPAL     YEAR          COMPENSATION       COMPENSATION     COMPENSATION ($)   AWARDS OPTIONS    COMPENSATION ($)
   POSITION     ENDED          SALARY ($)          BONUS ($)                               ($)
             JANUARY 31
-----------------------------------------------------------------------------------------------------------------------
John Leach,        2004         $300,000           $150,000             $0                $0            $12,464(2)
President &        2003         $300,000           $150,000             $0                $0            $24,292(3)
Chief              2002         $300,000           $400,000(1)          $0                $0            $ 5,250(4)
Executive
Officer
-----------------------------------------------------------------------------------------------------------------------
Thomas P.          2004         $155,000              $0                $0                 $0           $18,062(5)
Gunning,           2003         $155,000              $0                $0                 $0           $11,320(6)
Secretary &        2002         $155,000            $15,000             $0                 $0           $11,085(7)
Treasurer
-----------------------------------------------------------------------------------------------------------------------
Kevin Alward,      2004         $250,000           $125,000             $0                 $0           $16,702(8)
Chief              2003         $250,000           $125,000             $0                 $0           $ 9,638(9)
Operating          2002         $235,577           $104,167             $0                 $0           $ 3,567(10)
Officer
-----------------------------------------------------------------------------------------------------------------------
Frank J.           2004         $156,731           $ 22,500             $0                 $0           $ 7,648(11)
Pazera, Chief      2003          $14,423              --                --                 --                --
Financial
Officer
--------------- ----------- ------------------ ------------------ ----------------- ------------------ ------------------


(1) The amount shown includes $250,000 in bonus due to Mr. Leach for the period from 05/01/00 to 04/30/01 but not paid until FY2002.

(2) The amount shown represents Covista's contributions under its 401(K) Deferred Compensation and Retirement Savings Plan of $6,572 and Covista's group major medical benefit of $5,892.

(3) The amount shown represents Covista's contributions under its 401(K) Deferred Compensation and Retirement Savings Plan of $5,500, Covista's group major medical benefit of $3,792 and $15,000 in reimbursement for certain relocation expenses.

(4) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan.

(5) The amount shown represents Covista's contributions under its 401(K) Deferred Compensation and Retirement Savings Plan of $4,650 and Covista's group major medical benefit and life insurance of $11,632 and $1,780 for use of a Company auto for non-business purposes.

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

(8) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $7,500 and Covista's group major medical benefit of $9,202.

(9) The amount shown represents Covista's contributions under its 401(K) Deferred Compensation and Retirement Savings Plan of $4,518 and Covista's group major medical benefit of $5,120.

(10) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan.

(11) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $2,994 and Covista's group major medical benefit of $4,654.

         Compensation Pursuant to Plans

         In October, 1996, Covista adopted its 1996 Stock Option Plan; in February 2000, its 1999 Equity Incentive Plan; in February 2002, its 2001 Equity Incentive Plan; and in December 2002, adopted its 2002 Equity Incentive Plan (the "Option Plans"). The Option Plans provide that certain options granted there under are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code, while non-qualified options may also be granted under the Option Plans. Incentive stock options may be granted only to employees of Covista, while non-qualified options may be granted to non-executive directors, consultants and others as well as employees.

         The Option Plans may be administered by the Compensation Committee of Covista's Board of Directors. Covista has reserved 600,000 shares of Common Stock under the 1996 Option Plan and 750,000 shares of Common Stock under its 1999 Equity Incentive Plan, 900,000 under its 2001 Equity Incentive Plan and 750,000 under its 2002 Equity Incentive Plan for issuance to employees, officers, directors and consultants of Covista.

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

         Compensation of Directors

         For the fiscal year ended January 31, 2004, each independent director who was not an employee of Covista was granted non-statutory stock options to purchase 100,000 shares of the Company's Common Stock. The options were awarded in accordance with the provisions of the 2002 Stock Option Plan and vest ratably over 4 years. The options are exercisable at a price of $2.58 per share, which was the closing price for Covista's Common Stock on December 15, 2003, the date of the award.

         Employment Contracts, Termination of Employment and Change of Control Arrangements

         As Covista's Chief Executive Officer, Mr. Leach has a three-year employment agreement with Covista effective as of May 18, 2000, pursuant to which Mr. Leach was paid base salary at the rate of $300,000 per annum during fiscal 2002. Pursuant to this agreement, Mr. Leach was also entitled to receive a signing bonus in the amount of $25,000 to cover relocation and other expenses. Mr. Leach is also entitled to receive an annual bonus in an amount not to exceed 100 percent of his then effective base salary, based upon Mr. Leach's attainment of annual revenue and earnings targets as well as management goals set by the Board of Directors. Mr. Leach was guaranteed a minimum bonus payment of $150,000 during each year of this agreement. Mr. Leach's contract was extended for an additional year at May 18, 2003.

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

         As Covista's Chief Operating Officer, Mr. Alward has a two-year employment agreement effective as of March 29, 2001, pursuant to which Mr. Alward is paid an annual base salary of $250,000. Pursuant to this agreement, Mr. Alward received a signing bonus in the amount of $24,000. Mr. Alward is also entitled to receive an annual bonus in an amount not to exceed 100 percent of his then effective base salary, based upon Covista's attainment of annual revenue and earnings targets as well as management goals set by the Board of Directors. Mr. Alward's agreement provides that he shall receive the same percentage bonus as Mr. Leach. Mr. Alward is guaranteed a minimum bonus payment of $125,000 for each year of this agreement. Mr. Alward's contract was extended for an additional year and expired on March 29, 2004.

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

Compensation Committee Interlocks and Insider Participation

         Jay J. Miller, a director of Covista, provided various legal services for Covista during Fiscal 2004. In Fiscal 2004, Covista paid $0 to Mr. Miller for services rendered and accrued during Fiscal 2004. As of January 31, 2004, Covista had invoices payable to Mr. Miller totaling approximately $58,000. Covista believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to Covista than could have been obtained from an unrelated third party.

Report on Executive Compensation

         The following report describes the policies pursuant to which compensation was paid to executive officers of Covista for performance during the fiscal year ended January 31, 2004.

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

         Incentive Compensation Payments. In addition to base pay, some of Covista's senior executives (including its Chief Executive Officer) are eligible to receive bonuses and stock option awards. Bonuses and stock options may be awarded, based upon the individual performance of each executive officer at the sole discretion of the Board of Directors. During the Fiscal year 2004 John Leach received a cash bonus of $150,000 and Kevin Alward received a bonus of $125,000.

         Compensation of the Chief Executive Officer. The compensation policies applicable to Covista's Chief Executive Officer are similar to those applicable to Covista's other executive officers. Mr. Leach has a three-year employment agreement with Covista effective as of May 18, 2000, pursuant to which Mr. Leach was paid base salary at the rate of $300,000 per annum. Pursuant to this agreement, Mr. Leach was also entitled to receive a signing bonus in the amount of $25,000 to cover relocation and other expenses. Mr. Leach is also entitled to receive an annual bonus in an amount not to exceed 100 percent of his then effective base salary, based upon Mr. Leach's attainment of annual revenue and earning targets, as well as management goals set by the Board of Directors. Mr. Leach was guaranteed a minimum bonus payment of $150,000 during each year of the term of this agreement. Mr. Leach's contract was extended for an additional year at May 18, 2003.





                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners. The following table sets forth the beneficial ownership of Covista's Common Stock as of March 22, 2004 by each person or group known by Covista to be the beneficial owner of five percent or more of the outstanding shares of Covista Common Stock. Unless otherwise indicated, each such person (alone or with family members) has sole voting and dispositive power with respect to the shares listed opposite such person's name.

Name and Address of Beneficial Owner       Amount and Nature of Beneficial Ownership(1)     Percentage of Class(2)
------------------------------------       --------------------------------------------     ----------------------

Kevin A. Alward
182 Powell Road                                            1,480,779(3)                             8.3%
Allendale, NJ 07401

W. Thorpe McKenzie
735 Broad Street, Suite 1108                               1,999,361(6)                            11.2%
Chattanooga, TN 37402

Warren Feldman
45A Samworth Road                                          1,119,578(4)                             6.2%
Clifton, NJ 07012

Henry G. Luken, III
900 Fairway Lane                                           9,340,424(5)                            52.5%
Soddy Daisy, TN 37379


(1) Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of Covista's knowledge. Shares of Covista Common Stock subject to options that are currently exercisable or exercisable within 60 days of October 14, 2003 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)      Based on 17,817,025 shares outstanding.
(3) Includes 250,000 shares of Covista Common Stock issuable to Mr. Alward under currently exercisable options. Also includes 186,516 shares of Covista Common Stock owned by trusts of which Mr. Alward's minor children are beneficiaries, as to which Mr. Alward disclaims beneficial ownership. Based on the Schedule 13D jointly filed by Mr. Alward and certain related entities on November 16, 2001.
(4) Includes 375,678 shares of Covista Common Stock owned by The Warren H. Feldman Family L.L.C., as to which shares Mr. Feldman disclaims beneficial ownership. Based on the Schedule 13D/A filed by Mr. Feldman on March 7, 2003.
(5)      Based on the Schedule 13D/A filed by Mr. Luken on January 8, 2004.
(6)      Based on the Schedule 13D filed by Mr. McKenzie on January 7, 2004.

Security Ownership of Management. The following table sets forth as of March 22, 2004, information concerning the beneficial ownership of Covista Common Stock by each director, each nominee for election as a director, and each Named Executive, and for all directors, director nominees and executive officers as a group:


Name and Address of Beneficial Owner           Amount and Nature of Beneficial Ownership(1)     Percentage of Class(2)
------------------------------------           --------------------------------------------    ----------------------
Kevin A. ALward                                           1,480,779(3)                                        8.3%

W. Thorpe McKenzie                                        1,999,361                                          11.2%

Leon Genet                                                   41,120                                            *

Thomas P. Gunning                                            62,300(4)                                         *

Donald Jones                                                 11,000                                            *

A. John Leach, Jr.                                          444,000(5)                                        2.5%

Henry G. Luken, III                                       9,340,424(6)                                       52.5%

Nicholas Merrick                                                100                                            *

Jay J. Miller                                                35,400(7)                                         *

Frank J. Pazera                                              25,950(8)                                         *

All directors, director nominees and                     13,440,434(3)-(8)                                   75.4%
executive officers as a group (9 persons)

* Less than one percent.

(1) Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of Covista's knowledge. Shares of Covista Common Stock subject to options that are currently exercisable or exercisable within 60 days of October 14, 2003 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Based on 17,817,025 shares outstanding

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

(5) Includes 288,000 shares of Covista Common Stock issuable to Mr. Leach under currently exercisable options. (6) Based on the Schedule 13D/A filed by Mr. Luken on January 8,2004. (7) Includes 35,000 shares of Covista Common Stock issuable to Mr. Miller under a currently exercisable option. (8) Includes 25,000 shares of Covista Common Stock issuable to Mr. Pazera under a presently exercisable option.

c)   Changes in Control

         The Company knows of no contractual agreement, which may, at a subsequent date, result in a change of control of the Company.


ITEM 13. Certain Relationships and Related Transactions

         Jay J. Miller, a Director of Covista, provided various legal services for Covista during Fiscal 2004. In Fiscal 2003, Covista paid $0 to Mr. Miller for services rendered and accrued for in Fiscal 2003. As of January 31, 2004, Covista owed Mr. Miller approximately $58,000 for services rendered during Fiscal 2004, which were paid subsequent to year-end. Covista believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to Covista than could have been obtained from an unrelated third party.

         Leon Genet, a Director of Covista, has provided agent services for Covista through his wholly owned Company, LPJ, Inc. During Fiscal 2004, LPJ, Inc. was paid commissions of approximately $63,000. The commissions paid to LPJ, Inc. were computed on the same basis as other independent agents retained by Covista.

         Jeff Alward, a relative of Kevin Alward, Chief Operating Officer of Covista has provided agent services for Covista through his wholly owned firm, KTI, Inc. During Fiscal 2004, KTI, Inc. was paid commissions of approximately $101,000.

         On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was $1,831,350 at January 31, 2004 of which $1,258,327 is classified as current.

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

         On July 24, 2001, the Company loaned $200,000 to Capsule Communications, Inc. of which a director and the Chairman of the Company were principal shareholders. The loan was evidenced by a note in the principal amount of $200,000 with interest payable of 8 3/4% per annum, due July 24, 2002. On August 9, 2001, the Company loaned an additional $300,000 to Capsule Communications, Inc. evidenced by a similar note due August 9, 2002. By virtue of the merger with Capsule, the indebtedness was extinguished as an inter-company obligation.

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

         A proxy statement dated November 19, 2002 and mailed to stockholders on or about November 20, 2002 provided details on; a proposal to issue and sell up to 4,360,000 shares of the Company's Common Stock to Henry G. Luken III, Chairman of the Board of Directors of the Company, or a limited number of persons designated by Mr. Luken. In December 2002, Covista completed the issuance and sale of 4,359,958 shares of common stock to Henry G. Luken III, in exchange for conversion of a note payable to him in the amount of $7,000,000, the contribution of other assets with a fair value of $3,400,000 and cash of $2,100,000. These shares were sold at $2.87 per share, which was the market price when the transaction was approved.


ITEM 14.          Principal Accountant Fees and Services

         Information required by this Item is incorporated by reference from the discussion under Proposal 2: Ratification of Independent Certified Public Accountants in our proxy statement for the 2003 Annual Meeting of Stockholders.






                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of April 2004.

                                  COVISTA COMMUNICATIONS, INC.
                                  (Registrant)


                                  By: /S/ Henry G. Luken III
                                  --------------------------
                                     Henry G. Luken III
                                     Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                         Title                                       Date

/S/ Henry G. Luken III                           Chairman of the Board                        April 16, 2004
-----------------------
Henry G. Luken III


/S/ W. Thorpe McKenzie                           Director                                     April 16, 2004
----------------------
W. Thorpe McKenzie


/S/ Kevin Alward                                  Director,                                   April 16, 2004
-----------------                                 Chief Operating Officer
Kevin Alward


/S/ Leon Genet                                    Director                                    April 16, 2004
---------------
Leon Genet


/S/ Donald Jones                                  Director                                    April 16, 2004
----------------
Donald Jones

/S/ A. John Leach                                 Director, President and                     April 16, 2004
-----------------                                 Chief Executive Officer
A. John Leach

/S/ Nicholas Merrick                              Director                                    April 16, 2004
--------------------
Nicholas Merrick


/S/ Jay J. Miller                                 Director                                    April 16, 2004
---------------------
Jay J. Miller


/S/ Thomas P. Gunning                             Secretary and Treasurer                     April 16, 2004
---------------------
Thomas P. Gunning


/S/ Frank J. Pazera                               Chief Financial Officer                     April 16, 2004
-------------------
Frank J. Pazera

                                                            34

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

(10)(a) (1)Assignment of lease from Mansol Realty Company to Mansol Realty Associates. Incorporated by reference to Exhibit 10 (a) (1) to Registrant's Annual Report on Form 10-K for the year ended January 31, l982.

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

(10)(e)(ii) Installment Note and Equipment Loan and Security Agreement of Mansol
            Ceramics Company and Guaranty of Registrant, dated August 1, 1988, in connection with extension of the maturity date of the loan referenced to in Exhibit 10 (e) (i). Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended January 31, 1989.

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

--------------------------------------------------------------------------------

Exhibit No.                  Description of Document
-----------                  -----------------------

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

--------------------------------------------------------------------------------

Exhibit No.                  Description of Document
-----------                  -----------------------

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

(10)(AI) The 1999 Equity Incentive Plan Incorporated by reference to the Registrant's Proxy Statement relating to its 1999 Annual Shareholder Meeting.

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

(10)(AR) Lease of premises at 806 East Main Street, Chattanooga, Tennessee. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2003.

(10)(AS) Lease of premises at 721 Broad Street, Chattanooga, Tennessee. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2003.

(10)(AT) Lease of premises at 4803 Highway 58, Chattanooga, Tennessee. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 31, 2003.

(10)(AU) Revolving Credit and Security Agreement with Capital Source Finance, LLC, dated April 16, 2003. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
            January 31, 2003.

--------------------------------------------------------------------------------

Exhibit No.                  Description of Document
-----------                  -----------------------

(10)(AV) The 2002 Equity Incentive Plan Incorporated by reference to the Registrant's Proxy Statement dated November 19, 2002 relating to its 2002 Annual Shareholders Meeting.

(23)        Independent Auditors' Consent

(31.1)      Certification pursuant to Section 302 of Sarbanes-Oxley

(31.2)      Certification pursuant to Section 302 of Sarbanes-Oxley

(32.1)      Certification pursuant to Section 906 of Sarbanes-Oxley

(32.2)      Certification pursuant to Section 906 of Sarbanes-Oxley

                          COVISTA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

ITEM 15. Exhibits and Financial Statements Schedule Years Ended January 31, 2004, 2003, and 2002

                                      INDEX
         (a) (1) Financial Statements: The following consolidated financial statements of Covista Communications, Inc. and subsidiaries are included at the end of this Report:

                  Consolidated Financial Statements:                            Page
                  ---------------------------------                             ----

         Independent auditors' report                                           F-1

         Consolidated balance sheets - January 31, 2004
                  and 2003                                                      F-2

         Consolidated statements of operations
                  years ended January 31, 2004, 2003 and 2002                   F-3

         Consolidated statements of shareholders' equity -
                  years ended January 31, 2004, 2003, 2002                      F-4

         Consolidated statements of cash flows - years
                  ended January 31, 2004, 2003, 2002                            F-5

         Notes to consolidated financial statements                             F-7

         (a)(2) Supplementary Data Furnished Pursuant to the Requirements of FORM 10-K:

         Schedule - years ended January 31, 2004, 2003 and 2002


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






                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Covista Communications, Inc.


We have audited the accompanying consolidated balance sheets of Covista Communications, Inc. and subsidiaries (the "Company") as of January 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the consolidated financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Covista Communications, Inc. and subsidiaries as of January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
April 21, 2004

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 2004 AND 2003


ASSETS

                                                              2004                  2003
                                                              ----                  ----
      CURRENT ASSETS:
       Cash and cash equivalents                            $  3,797,245         $  3,444,307
       Trade accounts receivable (net of allowance
      of $1,350,001 and $5,569,160 in 2004 and                10,532,728           15,716,015
      2003, respectively)
       Prepaid expenses and other current assets                 867,670              626,574
                                                        -----------------      ---------------
      Total current assets                                    15,197,643           19,786,896
                                                        -----------------      ---------------
      Property and equipment, net                             11,654,365           15,150,416
      Deferred line installation costs (net of
      accumulated amortization of $146,340 and
      $1,198,955 in 2004 and 2003, respectively)                 547,201              473,688
      Intangible assets (net of accumulated
      amortization of $4,507,676 and $4,249,281 in             4,774,324            6,786,967
      2004 and 2003, respectively)
      Goodwill                                                 8,205,850            8,205,850
      Other Assets                                               507,449              646,581
                                                        -----------------      ---------------
                                                            $ 40,886,832         $ 51,050,398
                                                        =================      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES:
       Accounts payable and accrued line cost
       Other accrued liabilities                            $ 10,695,055         $ 15,073,691
       Salaries and wages payable                              7,609,543           11,024,151
       Current portion of long term debt due to                  396,925              397,430
      related party                                            1,258,327                   --
       Current portion of long-term debt                       1,325,930            2,827,999
                                                        -----------------      ---------------
      Total current liabilities                               21,285,780           29,323,271
                                                        -----------------      ---------------
      Other long-term liabilities                                195,395              223,434
      Long-term debt                                                  --            1,810,759
      Long-term debt due to related party                        573,023                   --
                                                        -----------------      ---------------

Commitments and contingencies (Note 13)

      SHAREHOLDERS' EQUITY:
      Common stock, par value $0.05 per share,                   967,672              965,976
      authorized 50,000,000 shares, issued 19,353,444
      in 2004 and 19,319,511 shares in 2003
      Additional paid-in capital                              52,916,949           52,834,984
      Accumulated deficit                                   (33,606,547)         (32,662,586)

      Treasury stock at cost 1,536,419 shares in 2004        (1,445,440)          (1,445,440)
      and 2003)

                                                        -----------------      ---------------
       Total shareholders' equity                           $ 18,832,634         $ 19,692,934
                                                        -----------------      ---------------
                                                            $ 40,886,832         $ 51,050,398
                                                        =================      ===============

See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002


                                                             2004                2003                 2002
                                                             ----                ----                 ----
NET REVENUES                                                $84,056,341       $100,959,692           $95,312,696
                                                        ----------------    ---------------     -----------------
COSTS AND EXPENSES:
 Cost of revenue                                             47,338,650         62,470,387            71,907,171
 Selling, general and administrative                         31,402,503         40,214,799            30,998,888
 Depreciation and amortization                                5,931,552          7,441,502             4,568,631
                                                        ----------------    ---------------     -----------------
Total costs and expenses                                     84,672,705        110,126,688           107,474,690
OPERATING LOSS                                                (616,364)        (9,166,996)          (12,161,994)
                                                        ----------------    ---------------     -----------------

OTHER INCOME (EXPENSE):
 Interest income                                                 17,297             48,867               159,996
 Other                                                               --             29,853               274,466
 Interest expense                                             (344,894)          (830,423)             (242,056)
                                                        ----------------    ---------------     -----------------
Total other income (expense), net                             (327,597)          (751,703)               192,406
                                                        ----------------    ---------------     -----------------

LOSS BEFORE INCOME TAXES                                      (943,961)        (9,918,699)          (11,969,588)
                                                        ----------------    ---------------     -----------------

INCOME TAX PROVISION (BENEFIT)                                       --          (511,220)                    --
                                                        ----------------    ---------------     -----------------

NET LOSS                                                      (943,961)        (9,407,479)          (11,969,588)
                                                        ================    ===============     =================

BASIC LOSS PER COMMON SHARE                                     $(0.05)            $(0.71)               $(1.17)
                                                        ================    ===============     =================

DILUTED LOSS PER COMMON SHARE                                   $(0.05)            $(0.71)               $(1.17)
                                                        ================    ===============     =================

See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002



                                                                                            Additional
                                                                Common                       Paid-in       Accumulated
                                                                Shares     Common Stock      Capital         Deficit
                                                              -----------  ------------     ------------   -------------
Balance at January 31, 2001                                     9,505,824      $475,291     $30,016,454    $(11,285,519)
                                                              ===========  ============     ============   =============
 Sale of Common Stock                                           3,150,000       157,500       6,142,500              --
 Exercise of employee stock options                                29,940         1,497          41,944              --
 Issuance of shares for other assets                              299,993        15,000         885,000              --
 Cancellation of ESOP                                            (600,000)      (30,000)    (12,195,000)             --
 Fully vested stock grants                                                           --         759,200              --
 Realized gain on sale of investments                                                --              --              --
 Net loss                                                                            --              --     (11,969,588)
                                                              -----------  ------------     ------------   -------------
BALANCE AT JANUARY 31, 2002                                    12,385,757      $619,288     $25,650,098    $(23,255,107)
                                                              ===========  ============     ============   =============

Sale of Common Stock
Sale of Common Stock to related party                             699,996        35,000       1,971,900
Exercise of employee stock options                                732,484        36,624       2,063,376
Issuance of shares to related party for telecommunication         149,480         7,474         370,073
equipment                                                       1,185,894        59,295       3,340,705
Issuance of shares to related party for debt                    2,441,580       122,079       6,877,921
conversion                                                      1,724,320        86,216      12,560,911
Issuance of shares for acquisition of Capsule                          --            --              --      (9,407,479)
Net loss
                                                              -----------  ------------     ------------   -------------
BALANCE AT JANUARY 31, 2003                                    19,319,511      $965,976     $52,834,984    $(32,662,586)
                                                              ===========  ============     ============   =============

Exercise of employee stock options                                 33,933         1,696          81,965
Net loss                                                                                                       (943,961)
                                                              -----------  ------------     ------------   -------------
BALANCE AT JANUARY 31, 2004                                    19,353,444      $967,672     $52,916,949    $(33,606,547)
                                                              ===========  ============     ============   =============


                                                                                             Accumulated
                                                                                                Other
                                                                Treasury     Unearned ESOP   Comprehensive
                                                                  Stock          Shares         Income         Total
                                                              -------------  --------------  -------------  ------------
Balance at January 31, 2001                                    $(1,445,440)   $(12,225,000)     $241,307     $5,777,093
 Sale of Common Stock                                                   --              --            --      6,300,000
 Exercise of employee stock options                                     --              --            --         43,441
 Issuance of shares for other assets                                    --              --            --        900,000
 Cancellation of ESOP                                                   --      12,225,000            --             --
 Fully vested Stock Grants                                              --              --            --        759,200
 Realized gain on sale of investments                                   --              --      (241,307)      (241,307)
 Net loss                                                               --              --            --    (11,969,588)
                                                              -------------  --------------  -------------  ------------
BALANCE AT JANUARY 31, 2002                                    $(1,445,440)             --            --     $1,568,839
                                                              =============  ==============  =============  ============

Sale of Common Stock
Sale of Common Stock to related party                                                                         2,006,900
Exercise of employee stock options                                                                            2,100,000
Issuance of shares to related party for telecommunication                                                       377,547
equipment                                                                                                     3,400,000
Issuance of shares to related party for debt                                                                  7,000,000
conversion                                                                                                   12,647,127
Issuance of shares for acquisition of Capsule                                                                (9,407,479)
Net loss
                                                              -------------  --------------  -------------  ------------
BALANCE AT JANUARY 31, 2003                                    $(1,445,440)              --           --    $19,692,934
                                                              =============  ==============  =============  ============

Exercise of employee stock options                                                                               83,661
Net loss                                                                                                       (943,961)
                                                              -------------  --------------  -------------  ------------
BALANCE AT JANUARY 31, 2004                                    $(1,445,440)              --             --  $18,832,634
                                                              =============  ==============  =============  ============

See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

                                                                            2004               2003               2002
                                                                            ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                  $(943,961)       $(9,407,479)      $(11,969,588)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
 Depreciation and amortization                                             5,931,552          7,441,502          4,568,631
 Provision for doubtful accounts                                           1,503,600          2,754,712          5,382,384
 Non-cash stock compensation expense                                              --                 --             12,011
 (Gain) loss on sale of investments                                               --                 --           (265,733)
Change in assets and liabilities, excluding effect of acquisition:
  Trade accounts receivable                                                3,679,687         (2,647,222)         4,890,957
  Prepaid expenses and other current assets                                 (241,096)           893,966            251,683
  Other assets                                                               139,129            336,150           (164,300)
 Increase (decrease) in liabilities:
  Accounts payable and accrued line cost                                  (4,378,636)        (7,663,882)        (8,494,772)
  Other accrued liabilities                                               (3,415,113)           623,590          2,033,621
  Other long-term liabilities                                                (28,039)           207,968           (208,322)
                                                                          -----------      -------------       ------------
Net cash (used in) provided by operating activities                        2,247,123         (7,460,695)        (3,963,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of Common Stock                                       --         $4,106,900         $6,300,000
 Proceeds from stock options exercised                                        83,661            377,547             43,441
 Note payable to related party                                            (1,248,231)         2,600,000          4,400,000
 Net increase (decrease) in bank borrowings                                 (233,240)         2,520,333           (615,695)
                                                                          -----------      -------------       ------------
 Net cash provided by (used in) financing activities                      (1,397,810)         9,604,780         10,127,746
                                                                          -----------      -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net cash acquired in purchase of business                                        --          1,179,172             90,402
 Proceeds from sales and maturities of investments available for sale             --            439,773            115,529
 Purchases of property and equipment                                        (276,519)        (1,542,952)        (5,465,329)
 Proceeds from sale of property and equipment and leaseback                       --                 --          2,338,038
   transactions
 Notes receivable from related party                                              --            500,000           (500,000)
 Payments for deferred line installation costs                              (219,856)          (654,809)           (55,809)
 Payments for prepaid network capacity                                            --                 --         (4,000,000)
                                                                          -----------      -------------       ------------
Net cash used in investing activities                                       (496,375)           (78,816)        (7,477,169)
                                                                          -----------      -------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         352,938          2,065,269         (1,312,851)
                                                                          -----------      -------------       ------------
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                                3,444,307          1,379,038          2,691,889
                                                                          -----------      -------------       ------------
CASH AND CASH EQUIVALENTS END OF YEAR                                     $3,797,245         $3,444,307         $1,379,038
                                                                          -----------      -------------       ------------


                                                                              2004              2003             2002
                                                                              ----              ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (received) during the year for:
   Interest                                                                  $822,471          $830,423        $242,056
   Income Taxes                                                                    --          (511,220)          1,560
Non-cash:
  Contribution of property from shareholder                                        --         3,400,000              --
  Exchange of debt for Common Stock issued to related party                        --         7,000,000              --
Issuance of Common Stock in connection with acquisition of other assets            --                --         900,000
Business Acquired:
 Fair value of assets excluding cash                                               --       $21,849,458              --
 Less: liability assumed                                                           --       (10,056,503)             --
 Less: stock consideration for business acquired                                   --       (12,972,127)             --
 Cash acquired                                                                     --         1,179,172              --

See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

1. NATURE OF OPERATIONS

         Covista Communications, Inc. ("Covista"), and its wholly-owned subsidiaries (collectively, the "Company") operates as a switch based resale common carrier providing domestic and international long distance and local telecommunications service to customers throughout the United States. Prior to the acquisition of Capsule Communications, Inc. ("Capsule"), the Company's principal customers were primarily businesses and other common carriers. On September 15, 2000, the Company changed its name from Total-Tel USA Communications, Inc. to Covista Communications, Inc. On February 8, 2002, Covista completed the acquisition of Capsule. As a result, Capsule became a wholly owned subsidiary of Covista. Capsule is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residential accounts. The results of Capsule's operations have been included in the Company's statement of operations since the acquisition date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include the accounts of Covista Communications, Inc. and its subsidiaries, all of which are wholly owned. All significant inter-company transactions and balances have been eliminated in the consolidated financial statements.

         Revenue Recognition - The Company's revenues, net of sales discounts, are recognized in the period in which the service is provided, based on the number of minutes of telecommunications traffic carried, and a rate per minute. Access and other service fees including local dial tone charged to customers, typically monthly, are recognized in the period in which service is provided.

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

         Deferred Line Installation Costs - The Company defers charges from other common carriers related to the cost of installing telephone transmission facilities (lines). Amortization of these costs is provided using the straight-line method over the related contract life of the lines ranging from three to five years.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

         Intangible Assets - Intangible assets consist of prepaid network capacity and purchased customer and agent relationships being amortized over a straight-line basis over periods varying between 10 and 120 months. The Company incurred amortization expense on intangible assets of approximately $2,159,000, $3,400,000, and $800,000 for the years ended January 31, 2004, 2003, and 2002 respectively. The Company's balance of intangible assets with a definite life was approximately $4,774,000, net of accumulated amortization of approximately $4,508,000 at January 31, 2004 and approximately $6,787,000, net of accumulated amortization of approximately $4,249,000 at January 31, 2003. Approximate amortization expense on intangible assets for the next 5 years as of January 31, is as follows:

           2005             $1,914,000
           2006             $1,032,000
           2007               $400,000
           2008               $400,000
           2009               $400,000
           Thereafter         $966,667

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

         Reclassifications - Certain amounts for 2003 and 2002 have been reclassified to conform to the current year presentation.

         Risks and Uncertainties - Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

         o Changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations, enforcement and pricing, including, but not limited to, changes that affect continued availability of the unbundled network element platform of the local exchange carriers network and the costs associated therewith

         o Dependence on the availability and functionality of the networks of the incumbent local exchange carriers as they relate to the unbundled network element platform

         o Increased price competition in local and long distance services, including bundled services, and overall competition within the telecommunications industry.

         Negative developments in these areas could have a material effect on the Company's business, financial condition and results of operations.

         Concentrations of Credit Risk - The Company sells its telecommunications services and products primarily to small to medium size businesses, residential and wholesale customers. The Company performs ongoing credit evaluations of both its retail and wholesale customers. The Company generally does not require collateral; however, when circumstances warrant, deposits are required. Recent conditions in the telecommunications industry have given rise to an increase in potential doubtful accounts. Allowances are maintained for such potential credit losses. The Company has entered into offset arrangements with certain of its customers, which are also vendors, allowing for the ability to offset receivables against the Company's payables balance.

         Stock-Based Compensation - The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123".

         The following disclosure complies with the adoption of this statement and includes pro forma net loss as if the fair value based method of accounting had been applied.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

                                                                   (in thousands except per share amounts)
                                                                             Year Ended January 31
                                                              ------------------------------------------------------
                                                                2004                   2003                   2002
                                                                ----                   ----                   ----
Net loss as reported                                            $(944)               $(9,407)              $(11,970)
Stock based employee compensation included in
reported net loss                                                   --                     --                     12
Total stock-based employee compensation
(expense) benefit determined under fair value                    (500)                  (346)                  1,133
based method for all options
                                                              -------                -------               --------
Pro forma net loss                                            $(1,444)               $(9,753)              $(10,825)
                                                              =======                =======               ========
Basic loss per share
 As reported                                                   $(0.05)                $(0.71)                $(1.17)
 Pro forma                                                     $(0.08)                $(0.73)                $(1.06)
                                                              =======                =======               ========
Diluted loss per share
 As reported                                                   $(0.05)                $(0.71)                $(1.17)
 Pro forma                                                     $(0.08)                $(0.73)                $(1.06)

         The fair value of the option grants is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2004, 2003, and 2002: dividend yield of 0.00% for the three years; expected volatility 118%, 153% and 165% respectively; risk-free interest rate of 3.1%, 2.0%, and 6.47% respectively; and expected lives of 3 to 5 years for each of the three years.

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

         Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event the future tax consequences of differences between the financial reporting bases and the tax bases of Covista's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for a portion of the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing whether deferred tax assets can be realized, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax-planning strategies.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

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

         The carrying values were approximately equal to the fair values of financial instruments as of January 31, 2004 and 2003.

         Long-Lived Assets - Effective February 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.

         We review the recoverability of the carrying value of long-lived assets, including intangibles with a definite life, for impairment using the methodology prescribed in SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

         Comprehensive Income - We have no items of comprehensive income or expense. Accordingly, our comprehensive income (loss) and net income (loss) are equal for all periods presented.

Recent Accounting Pronouncements

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Covista's adoption of SFAS 146 did not have a material impact on its financial position or results of operations.

3. SEGMENT REPORTING

         The Company sells telecommunication services to three distinct segments: a retail segment, consisting primarily of small to medium size businesses, a wholesale segment, with sales to other telecommunications carriers, and KISSLD which targets residential users.

         In addition to direct costs, each segment is allocated a proportion of the Company's operating expenses, including utilization of its switch and facilities. The allocation of expenses is based upon the minutes of use flowing through the Company's switching network. There are no intersegment sales. When specifically identified, assets are allocated to each segment. All intangible assets and goodwill have been allocated to the retail segment. Capital expenditures are allocated based on sales. Other assets are allocated based on total revenue. Management evaluates performance on operating results of the three business segments.

         Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                     Retail                Wholesale             KISSLD              Total
                                     ------                ---------             ------              -----
  2004
  ----
   Net Sales                       $62,419,631              $4,376,124         $17,260,586         $84,056,341
   Operating profit (loss)         $(2,096,457)               $522,188            $957,905           $(616,364)
   Assets                          $33,481,846              $1,936,602          $5,468,384         $40,886,832
   Capital expenditures               $235,041                      $0             $41,478            $276,519

  2003
  ----
   Net Sales                       $75,454,835             $12,514,438         $12,990,418        $100,959,692
   Operating profit (loss)         $(7,426,717)            $(2,570,584)           $830,305         $(9,166,996)
   Assets                          $41,494,950              $5,046,068          $4,509,380         $51,050,398
   Capital expenditures             $1,153,165                $191,256            $198,531          $1,542,952

  2002
  ----
   Net Sales                       $47,423,502             $47,889,194                  --         $95,312,696
   Operating profit (loss)         $(7,013,376)            $(5,148,618)                 --        $(12,161,994)
   Assets                          $17,243,594             $14,013,197                  --         $31,256,791
   Capital expenditures             $2,719,313              $2,746,016                  --          $5,465,329

4. INVESTMENT SECURITIES

         Investments available for sale in Fiscal 2002 consisted of a $25,000 bond with a cost and market value of approximately $25,000 at January 31, 2004 and 2003. The bond will mature in 2005 and was reclassified to other long-term assets in 2003.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

5. PROPERTY AND EQUIPMENT

         Property and equipment consists of:

          Classification                                                 2004                     2003
          --------------                                                 ----                     ----
          Machinery and equipment                                     $22,390,711              $22,093,109

          Leasehold Improvements                                        1,612,300                2,344,042

          Office furniture, fixtures and equipment                      4,780,968                4,780,968

          Vehicles                                                         41,812                  184,527

          Computer equipment and software                              10,418,781               10,328,772

          Machinery and equipment in progress                           2,512,255                2,770,940
                                                                      -----------              -----------

                                                                       41,756,827               42,502,358

          Less accumulated depreciation and amortization              (30,102,462)             (27,351,942)
                                                                      -----------              -----------

                                                                      $11,654,365              $15,150,416
                                                                      ===========              ===========

         Depreciation and amortization expense related to property and equipment for the years ended January 31, 2004, 2003 and 2002, was $3,772,571, $3,959,144,
and $3,658,244, respectively.

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

         The Company's allocation of the purchase price is based on a final appraisal of fair value. The following table summarizes the fair values of the assets acquired and liabilities assumed at the merger date.

       Cash                                 $1,179,172
       Current assets                        5,717,428
       Property and equipment                3,544,981
       Other assets                            191,199
       Intangible assets                     4,190,000
       Goodwill                              8,205,850
                                           -----------
         Total assets acquired              23,028,630
                                           -----------
       Current liabilities                 (10,056,503)
                                           -----------
         Total purchase price              $12,972,127
                                           -----------

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

         The unaudited pro forma information below represents the consolidated results of operations as if the acquisition with Capsule had occurred as of February 1, 2002. The unaudited pro forma information has been included for comparative purposes and is not indicative of the actual results of operations of the consolidated Company, nor is it necessarily indicative of future results.

                                                           Twelve Months Ended
                                                              January 31, 2003
                                                              ----------------
               Total Revenue                                      $101,772,641
               Loss attributable to common stockholders             (9,314,836)
               Basic net loss per common share                           (0.70)

7. INCOME TAXES

         The provision (benefit) for income taxes includes the following:

                                          2004             2003           2002
        Federal
         Current                             --         $(511,220)          --
         Deferred                            --                --           --
        State income taxes
         Current                             --                --           --
         Deferred                            --                --           --
                                           ----         ---------         -----
                                           $ --         $(511,220)        $ --
                                           ====         =========         =====

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided against assets that are not likely to be realized.

         The income tax effects of significant items comprising the Company's net deferred tax asset (liability) are as follows:

                                                          2004                                 2003
                                            -----------------------------           -----------------------------
                                             Current            Long Term            Current            Long Term
                                             -------            ---------            -------            ---------
Deferred tax assets
 Allowance for doubtful accounts            $300,000                  $--           $426,925                  $--
 Accrued compensation expense                 47,704                   --             50,632                   --
 Accrued expenses                             70,000                   --            109,276                   --
 Net operating loss carry forward                 --           14,089,205                 --           14,394,102
 Other                                            --                   --             26,997                   --
                                            --------           ----------           --------          -----------
Total gross deferred tax assets             $417,704           14,089,205            613,830           14,394,102
 Less: valuation allowance                  (417,704)         (11,011,049)          (613,830)         (10,815,329)
                                            --------           ----------           --------          -----------
Total net deferred tax asset                      --            3,078,156                 --            3,578,773
                                            --------           ----------           --------          -----------

Deferred tax liabilities:
 Property and equipment                           --           (2,220,000)                --           (2,050,653)
 Other                                            --             (858,156)                --           (1,528,120)
                                            --------           ----------           --------          -----------
Total deferred tax liabilities                    --           (3,078,156)                --           (3,578,773)
                                            --------           ----------           --------          -----------

                                            --------           ----------           --------          -----------

Net deferred tax asset (liability)               $--                  $--                $--                  $--
                                            ========           ==========           ========          ===========

         A reconciliation from the U.S. statutory tax rate of 34% to the effective tax rate for income taxes on the consolidated statements of loss is as follows:

                                                             2004                2003                 2002
                                                          ---------          -----------          -----------
Computed expense at statutory rates                       $(320,947)         $(3,553,921)         $(4,069,660)
(Reductions) increase in taxes resulting from:
 Tax exempt interest income                                      --                   --                 (550)
 State taxes (benefit), net of federal income tax           (37,758)            (626,404)            (708,853)
benefit
 Valuation allowance                                           (406)            (508,989)           4,522,609
 Other                                                      359,111            4,178,094             (256,454)
                                                          ---------          -----------          -----------
                                                                $--            $(511,220)                 $--
                                                          =========          ===========          ===========

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

         At January 31, 2004, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $37 million, which will begin to expire in stages in the year 2009.

         The utilization of these net operating loss carryforwards and realization of tax benefits depends predominantly upon the Company's having taxable income in future years. Further, the utilization of approximately $5 million of these net operating loss carryforwards is subject to annual limitation as a result of a change in ownership, as defined under Section 382 of the Internal Revenue Code. The limitation does not reduce the total amount of such net operating losses that may be taken, but rather substantially limits the amount that may be used during a particular year. Any future benefits attributable to all of the Company's net operating loss carryforwards may be reduced upon further changes in ownership.

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

         On October 1, 2002, Covista entered into a lease for Suite 200 at 721 Broad Street, Chattanooga, Tennessee, for use as offices for Corporate Headquarters. The lessor is Henry G. Luken III, Chairman of the Board and a principal shareholder of Covista. The lease term is 5 years terminating on November 30, 2007. Annual rent is due as follows: Year 1 at $101,674, Year 2 at $111,670, Year 3 at $120,000, Year 4 at $120,000, Year 5 at $120,000. Rental
amounts for months beginning after October 1, 2005 will be adjusted upward for the U.S. Consumer Price Index. The lease may be renewed for an additional 5 years with 90 days' written notice prior to the lease expiration date.

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

         Future minimum annual rentals on these leases as of January 31, 2004 are as follows:

  Year ending January 31,            Annual Minimum Rentals
  -----------------------            ----------------------
  2005                                           $1,561,038
  2006                                              772,632
  2007                                              492,697
  2008                                              409,250
  2009                                              417,509
  2009 and thereafter                             1,220,337
                                                 ----------
  TOTAL                                          $4,873,463
                                                 ==========

         Rental expense for the years ended 2004, 2003 and 2002 was approximately $2,246,000, $2,945,000 and $2,355,000, respectively.

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

         Participants vest immediately in their own contributions and over a period of five years for the Company's contributions. Company contributions were approximately $148,000, $148,000 and $162,000, for the years ended January 31, 2004, 2003 and 2002, respectively.

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

         Nonqualified Stock Options granted pursuant to the Plans must have an exercise price equal to at least 50% of the fair market value of the Company's Common Stock at the time the option is granted. Incentive Stock Options may be granted only to employees. Nonqualified Stock Options may be granted to employees as well as directors, independent contractors and agents, as determined by the Board of Directors. All options available to be granted under the 1996 Plan, totaling 54,750 at January 31, 2004, must be granted by October 10, 2006. All options available to be granted under the 1999 Plan, totaling 335,592 at January 31, 2004, must be granted by February 23, 2009. All options available to be granted under the 2001 Plan, totaling 398,458 at January 31, 2004, must be granted by February 8, 2012. All options available to be granted under the 2002 Plan, totaling 7,000 at January 31, 2004 must be granted by December 19, 2012.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002


         On February 23, 2000, the Board of Directors adopted a resolution allowing the Company to reprice all outstanding options granted under the 1996 and 1999 Plans. All outstanding options, approximately 243,000 net of cancellations, which were originally granted at prices ranging from $14.63 to $21.50 per share, were repriced to $14.25 per share. Accordingly, the option prices per share and weighted average exercise price in the following 1996 Plan and 1999 Plan tables have been restated to reflect the $14.25 exercise price. All other terms and conditions, including vesting periods remain unchanged. The repriced options are subject to variable plan accounting and as a result there was no income statement effect of these options in the year ended January 31, 2004, January 31, 2003, and January 31, 2002 due to the decrease in the Company's stock price below the new exercise price.

         On February 1, 2001, 35 employees were given the opportunity to cancel 248,200 options to purchase Common Shares. All 35 agreed to cancel the options. On August 2, 2001 248,200 options to purchase Common Shares were issued at the then closing market price of $5.65 per share.

         As part of the Capsule acquisition, outstanding Capsule stock options were converted into options to purchase shares of Covista Common Stock. Under the Capsule stock option plans, options were granted to officers and employees of Capsule. No option was granted for a term in excess of ten years from the date of grant. The Capsule stock options were fully vested on the date of acquisition. The options if not exercised, expire up to 5 years after the date of grant.

Information regarding options under the 1996 Plan is as follows:

                                  Option Price                                                   Weighted Average
                                    Per Share           Outstanding          Exercisable          Exercise Price
                                 ----------------      --------------      ----------------     --------------------
January 31, 2001 balance           $10.00-$14.25              84,400                51,367                   $13.50
 Granted                                   $2.00             523,000                    --                    $2.00
 Became exercisable                        $2.00                  --               101,000                    $2.00
 Cancelled                          $2.00-$14.25           (259,400)              (51,367)                    $5.74
 Exercised                                 $2.00             (5,000)               (5,000)                    $2.00
                                 ----------------      --------------      ----------------     --------------------
January 31, 2002 balance                   $2.00             343,000                96,000                    $2.00
 Became exercisable                        $2.00                  --               247,000                    $2.00
 Exercised                                 $2.00             (5,000)               (5,000)                    $2.00
                                 ----------------      --------------      ----------------     --------------------
 January 31, 2003 balance                  $2.00             338,000               338,000                    $2.00
                                 ----------------      --------------      ----------------     --------------------
 Exercised                                    --                  --                    --                       --
                                 ----------------      --------------      ----------------     --------------------
 January 31, 2004 balance                  $2.00             338,000               338,000                    $2.00
                                 ================      ==============      ================     ====================

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

Information regarding options under the 1999 Plan is as follows:

                                  Option Price                                                  Weighted Average
                                    Per Share           Outstanding         Exercisable          Exercise Price
                                 ----------------      --------------      ---------------      --------------------
January 31, 2001 balance                  $14.25             513,500               92,375                    $14.25
 Granted                             $2.00-$7.00             558,400                   --                     $3.76
 Became exercisable                  $2.00-$3.50                  --                8,433                     $2.02
 Cancelled                          $3.00-$14.25           (573,000)             (89,175)                    $12.93
 Exercised                           $2.00-$3.50             (8,433)              (8,433)                     $2.02
                                 ----------------      --------------      ---------------      --------------------
January 31, 2002 balance            $2.00-$14.25             490,467                3,200                     $4.00
 Became exercisable                 $2.00-$14.25                  --              425,975                     $3.50
 Cancelled                          $3.00-$14.25            (61,292)                                         $12.00
 Exercised                           $2.00-$3.50            (41,875)             (41,875)                     $2.11
                                 ----------------      --------------      ---------------      --------------------
 January 31, 2003 balance           $2.00-$14.25             387,300              387,300                     $4.09
                                 ----------------      --------------      ---------------      --------------------
 Cancelled                          $2.00-$14.25            (14,867)             (14,867)                     $2.79
 Exercised                                 $2.00            (23,333)             (23,333)                     $2.00
                                 ----------------      --------------      ---------------      --------------------
 January 31, 2004 balance           $2.00-$14.25             349,100              349,100                     $4.18
                                 ================      ==============      ===============      ====================

Information regarding options under the 2001 Plan is as follows:

                                  Option Price                                                   Weighted Average
                                    Per Share           Outstanding         Exercisable           Exercise Price
                                 ----------------      --------------      ---------------      --------------------
January 31, 2001 balance                      --                  --                   --                        --
 Granted                             $2.00-$6.71             855,500                   --                     $4.02
 Became exercisable                  $2.00-$5.65                  --              213,899                     $4.26
 Cancelled                                 $5.65             (2,900)                   --                     $5.65
                                 ----------------      --------------      ---------------      --------------------
January 31, 2002 balance             $2.00-$6.71             852,600              213,899                     $4.02
 Granted                                   $5.00              41,000                   --                     $5.00
 Became exercisable                  $2.00-$5.65                  --              355,643                     $3.68
 Cancelled                           $2.00-$5.65           (283,058)                                          $4.90
 Exercised                           $2.00-$5.65            (78,842)             (78,842)                     $2.55
                                 ----------------      --------------      ---------------      --------------------
 January 31, 2003 balance            $2.00-$6.71             531,700              490,700                     $2.95
                                 ----------------      --------------      ---------------      --------------------
 Became exercisable                        $5.00                                    9,000                     $5.00
 Cancelled                           $2.00-$6.00           (109,000)            (104,000)                     $2.27
                                 ----------------      --------------      ---------------      --------------------
 January 31, 2004 balance            $2.00-$6.71             422,700              395,700                     $3.21
                                 ================      ==============      ===============      ====================

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

Information regarding options under the 2002 Plan is as follows:

                                  Option Price                                                   Weighted Average
                                    Per Share           Outstanding         Exercisable           Exercise Price
                                 ----------------      --------------      ---------------      --------------------
January 31, 2002 balance                   $  --                  --                   --                     $  --
 Granted                                   $2.87             203,000                   --                     $2.87
                                 ----------------      --------------      ---------------      --------------------
 January 31, 2003 balance                  $2.87             203,000                   --                     $2.87
                                 ----------------      --------------      ---------------      --------------------
 Granted                             $2.58-$3.00             545,000                   --                     $2.61
 Became exercisable                        $2.87                  --               57,583                     $2.87
 Cancelled                                 $2.87             (5,000)                   --                     $2.87
                                 ----------------      --------------      ---------------      --------------------
 January 31, 2004 balance            $2.58-$3.00             743,000               57,583                     $2.66
                                 ================      ==============      ===============      ====================

Information regarding options under the Capsule Plan is as follows:

                                  Option Price                                                   Weighted Average
                                    Per Share           Outstanding         Exercisable           Exercise Price
                                 ----------------      --------------      ---------------      --------------------
 January 31, 2002 balance                     --                  --                   --                        --
 Granted                            $3.49-$24.20             286,975              286,975                    $10.38
 Cancelled                          $3.49-$24.20            (49,656)             (49,656)                    $15.72
 Exercised                                 $3.49            (23,842)             (23,842)                     $3.49
                                 ----------------      --------------      ---------------      --------------------
 January 31, 2003 balance           $3.49-$20.45             213,477              213,477                     $9.90
                                 ----------------      --------------      ---------------      --------------------
 Cancelled                          $3.49-$24.20           (166,015)            (166,015)                    $10.93
 Exercised                                 $3.49            (10,600)             (10,600)                     $3.49
                                 ----------------      --------------      ---------------      --------------------
 January 31, 2004 balance           $3.49-$20.45              36,862               36,862                     $8.11
                                 ================      ==============      ===============      ====================

The following table summarizes information about options outstanding as of January 31, 2004 under the 1996, 1999, 2001, 2002, and Capsule Plans:

                                            Outstanding                                      Exercisable
------------------- ------------------------------------------------------------ -------------------------------------
Range of exercise    Number of Shares    Average Remaining    Weighted Average   Number of Shares   Weighted Average
      prices            Outstanding       Contractual Life     Exercise Price       Outstanding      Exercise Price
------------------- -------------------- ------------------- ------------------- ------------------ ------------------
$2.00-$ 7.00                  1,875,455                 5.0               $2.98          1,163,038             $ 3.13
$7.01-$20.45                     14,208                  .9              $16.70             14,208             $16.70


11. VENDOR DISPUTES

         The Company records disputed line cost expenses in accordance with FASB Statement No. 5, "Accounting for Contingencies". Billings from line cost vendors are compared to the Company's engineering and operations data, with differences filed with the vendors as a disputed billing. Disputed line cost billings are recorded by the Company at the estimated liability due based upon the Company's historical experience in settling similar disputes. Actual settlement of disputes may differ from original estimates. Management adjusts the dispute reserve each month. The net reserve for dispute losses at January 31, 2004 and 2003 was approximately $2.3 million and $5.2 respectively and is included in the accompanying consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002


12. LONG-TERM DEBT

         The Company had a revolving $2,000,000 credit facility with Wells Fargo Business Credit Corporation. Interest on the revolving credit facility was calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. As of January 31, 2003, the Company's outstanding balance on this credit facility was $1,559,172. The entire balance was classified as current. Effective April 16, 2003, this facility was terminated and paid in full with proceeds from a new credit facility.

         Effective April 16, 2003, Covista executed a revolving credit and security agreement with Capital Source Finance, LLC. This credit facility provides the Company with an $8 million line of credit of which approximately $4,300,000 was available at January 31, 2004, based on eligible accounts receivable. This thirty-six month facility allows the Company to borrow funds based on a portion of eligible customer accounts receivable and bears interest at the Prime Rate plus 2.00% with a floor of 6.25%. Interest, unused line and collateral management fees are payable monthly in arrears. Covista is required to maintain certain covenants, which include cash velocity, and fixed charge coverage ratios as defined in the agreement. The loan is secured by all of the Company's assets. The loan balance at January 31, 2004 was $1,325,930 and is included in current portion of long-term debt.

         On July 2, 2001, Covista received a loan from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $4,000,000. The loan was scheduled to mature on February 1, 2003 together with accumulated interest at a rate of 8% per annum. Mr. Luken also advanced the Company, $400,000, the proceeds of which were used for construction of new facilities. The agreement called for interest to be accrued at a rate of 8% per annum. The total balance of the liability was $4,400,000, plus accrued interest at January 31, 2002. During Fiscal 2003, Mr. Luken loaned the Company an additional $2,600,000. The $7,000,000 loan was converted to Common Stock at $2.87 per share, which was the market price on the date of shareholder approval in December of 2002 (note 17).

         On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was $1,831,350 at January 31, 2004 of which $1,258,327 is classified as current.


13. COMMITMENTS AND CONTINGENCIES

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

14. LOSS PER SHARE

         Basic loss per share was computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during each year. Outstanding stock options to purchase shares of Common Stock were not included in the computation of diluted loss per share for the Fiscal years ended January 31, 2004, 2003, and 2002 because to do so would have been antidilutive.

         The reconciliation of the loss and common shares included in the computation of basic loss per common share and diluted loss per common share for the years ended January 31, 2004, 2003 and 2002 is as follows:

                                     2004                            2003                               2002
                                     ----                            ----                               ----
                                                                                 Per                                  Per
                                            Per Share                            Share                               Share
                         Loss       Shares    Amount       Loss        Shares   Amount       Loss        Shares      Amount
                         ----       ------  ---------      ----        ------   ------       ----        ------      ------
Basic Loss Per Share  $(943,961)  17,795,642   $(0.05)  $(9,407,479) 13,282,858  $(0.71)  $(11,969,588)  10,203,610  $(1.17)
                       =========  ==========    =====   ==========   ==========   =====   ===========    ==========   =====
Diluted loss
per share             $(943,961)  17,795,642   $(0.05)  $(9,407,479) 13,282,858  $(0.71)  $(11,969,588)  10,203,610  $(1.17)
                       =========  ==========    =====   ==========   ==========   =====   ===========    ==========   =====

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002


15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                 Amounts in thousands except per share data

                                                April 30, 2001       July 31, 2001    October 31, 2001     January 31, 2002
                                                --------------       -------------    ----------------     ----------------
Net sales                                              $29,444             $28,892             $20,467              $16,510
Operating income (loss)                                 (4,863)                 42              (1,790)              (5,551)
Net earnings (loss)                                     (4,592)                 86              (1,859)              (5,605)
Basic earnings (loss) per common share                   (0.56)               0.01               (0.17)               (0.52)
Diluted earnings (loss) per common share                 (0.56)               0.01               (0.17)               (0.52)

                                                April 30, 2002       July 31, 2002    October 31, 2002     January 31, 2003
                                                --------------       -------------    ----------------     ----------------
Net sales                                              $24,548             $25,681             $26,773              $23,958
Operating income (loss)                                 (2,667)             (3,741)               (298)              (2,461)
Net earnings (loss)                                     (2,865)             (3,217)               (431)              (2,895)
Basic earnings (loss) per common share                   (0.23)              (0.25)              (0.03)               (0.19)
Diluted earnings (loss) per common share                 (0.23)              (0.25)              (0.03)               (0.19)

                                                April 30, 2003       July 31, 2003    October 31, 2003     January 31, 2004
                                                --------------       -------------    ----------------     ----------------
Net sales                                              $23,270             $21,457             $20,337              $18,992
Operating income (loss)                                   (702)               (794)               (106)                 986
Net earnings (loss)                                       (778)               (885)               (173)                 892
Basic earnings (loss) per common share                   (0.04)              (0.05)              (0.01)                0.05
Diluted earnings (loss) per common share                 (0.04)              (0.05)              (0.01)                0.05

16. RELATED PARTY TRANSACTIONS

         Jay J. Miller, a Director of Covista, has provided various legal services for Covista during Fiscal 2004. In Fiscal 2004, Covista paid $0 to Mr. Miller for services rendered and accrued for in Fiscal 2004. As of January 31, 2004, Covista owed Mr. Miller approximately $58,000.

         Leon Genet, a Director of Covista, has provided agent services for Covista through his wholly owned firm, LPJ, Inc. During Fiscal 2004, LPJ, Inc. was paid commissions of approximately $63,000.

         Jeff Alward, a relative of Kevin Alward, Chief Operating Officer of Covista has provided agent services for Covista through his wholly owned firm, KTI, Inc. During Fiscal 2004, KTI, Inc. was paid commissions of approximately $101,000.

         On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was $1,831,350 at January 31, 2004 of which $1,258,327 is classified as current.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002


17. INSURANCE SETTLEMENT

         During the quarter ended January 31, 2004, the Company settled an insurance claim related to losses stemming from the September 11, 2001 terrorist attacks. Gross proceeds from this final settlement were $3.25 million. In accordance with EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001", the Company has recognized this settlement, net of $575,000 of expenses, as income from continuing operations by reducing selling, general and administrative expenses during the quarter.


Schedule II - Valuation and Qualifying Accounts (Consolidated)

                                                                 Charged
                                                 Balance at     (Credited)
                                                Beginning of    to Cost and                     Balance at
                                                   Period        Expenses      Deductions     End of Period
                                                -------------- ------------- ---------------- ---------------
YEAR ENDED JANUARY 31, 2004
Reserves and allowances deducted from asset
accounts:                                           5,569,160    (1,503,600)     (2,715,559)         1,350,001
 Allowance for uncollectible accounts

Valuation reserve on deferred tax asset            11,429,160    $       --     $       406        $11,428,754

YEAR ENDED JANUARY 31, 2003
Reserves and allowances deducted from asset
accounts:                                         $ 4,987,130    $2,754,712       2,172,682(A)     $ 5,569,160
 Allowance for uncollectible accounts

Valuation reserve on deferred tax asset           $11,938,149    $       --     $   508,989        $11,429,160

YEAR ENDED JANUARY 31, 2002
Reserves and allowances deducted from asset
accounts:                                         $ 4,075,223    $5,382,384     $ 4,470,477(A)     $ 4,987,130
 Allowance for uncollectible accounts

Valuation reserve on deferred tax asset           $ 7,406,540    $4,531,609     $        --        $11,938,149



(A) Represents write-off of accounts receivable against the allowance.