Form 10-Q
period 2004-04-30
COVISTA COMMUNICATIONS INC
filed 2004-06-14
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission File Number 0-2180

                                 [COVISTA LOGO]

                          COVISTA COMMUNICATIONS, INC.
               (Exact name of Company as specified in its charter)

           New Jersey                                  22-1656895
           ----------                                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

                                  Yes X   No
                                     ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                  Yes     No X
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                      Outstanding at June 1, 2004
-----------------------------                       ---------------------------
Common Share, $0.05 par value                               17,822,025

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                       SECOND QUARTER REPORT ON FORM 10-Q

                                      INDEX

                                                                                                  PAGE No.
                                                                                                  --------
PART I - FINANCIAL INFORMATION



Condensed Consolidated Balance Sheets                                                                3

         April 30, 2004 (unaudited), and January 31, 2004

Condensed Consolidated Statements of Operations for three months ended April 30, 2004 and 2003       4
(unaudited)

Condensed Consolidated Statements of Cash Flows                                                      5

         Three months ended April 30, 2004 and 2003 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)                                   6 - 11

Management's Discussion and Analysis of                                                           12 - 14

         Financial Condition and Results of Operations

Critical Accounting Policies                                                                      15 - 16


PART II - OTHER INFORMATION

Items 1-5  Not Applicable                                                                            17

Items 6 -                                                                                            17

CERTIFICATIONS AND SIGNATURES                                                                        18

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         April 30, 2004          January 31, 2004
                                                         --------------          ----------------
                                                           (Unudited)
ASSETS
      CURRENT ASSETS:
       Cash and cash equivalents                           $  3,493,272              $  3,797,245
       Trade accounts receivable, net                        10,161,861                10,532,728
       Prepaid expenses and other current assets              1,036,204                   867,670
                                                           ------------              ------------
      Total current assets                                   14,691,336                15,197,643
                                                           ------------              ------------
      Property and equipment, net                            10,843,483                11,654,365
      Deferred line installation costs, net                     541,273                   547,201
      Intangible assets, net                                  4,240,035                 4,774,324
      Goodwill                                                8,205,850                 8,205,850
      Other Assets                                              534,449                   507,449
                                                           ------------              ------------
                                                           $ 39,056,426              $ 40,886,832
                                                           ============              =============

LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES:
       Accounts payable and accrued line cost
       Other accrued liabilities                             $8,644,028               $10,695,055
       Salaries and wages payable                             8,184,145                 7,609,543
       Current portion of long term debt due to                 184,175                   396,925
         related party                                        1,258,327                 1,258,327
       Current portion of long-term debt                      3,488,210                 1,325,930
                                                           ------------              ------------
      Total current liabilities                              21,758,885                21,285,780
                                                           ------------              ------------
      Other long-term liabilities                               191,890                   195,395
      Long-term debt due to related party                       258,440                   573,023
                                                           ------------              ------------

      SHAREHOLDERS' EQUITY:
      Common stock                                              967,922                   967,672
      Additional paid-in capital                             52,931,049                52,916,949
      Accumulated deficit                                   (35,606,320)               (33,606,547)
      Treasury stock                                         (1,445,440)                (1,445,440)
                                                           ------------              ------------
       Total shareholders' equity                          $ 16,857,211              $ 18,832,634
                                                           ------------              ------------
                                                           $ 39,056,426              $ 40,886,832
                                                           ============              =============

         See notes to condensed consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended April 30,
                                                        2004                      2003
                                                        ----                      ----
NET REVENUE                                          $18,194,305               $23,269,857
                                                     -----------               -----------

Costs and Expenses
  Cost of revenue                                      9,957,663                13,288,202
  Selling, general and administrative                  8,656,102                 9,116,065
  Depreciation and amortization                        1,488,694                 1,567,096
                                                     -----------               -----------
Total costs and expenses                              20,102,459                23,971,363
                                                     -----------               -----------
OPERATING LOSS                                        (1,908,154)                 (701,506)
                                                     -----------               -----------
Other Income (Expense)
  Interest income                                         13,135                     4,909
  Interest expense                                      (104,756)                  (81,204)
                                                     -----------               -----------
Total other income (expense)                             (91,621)                  (76,295)
                                                     -----------               -----------
Loss before income taxes                              (1,999,775)                 (777,801)
Income taxes                                                  --                        --
                                                     -----------               -----------
NET LOSS                                             $(1,999,775)              $  (777,801)
                                                     ===========               ===========
BASIC LOSS PER COMMON SHARE                                $(.11)                  $ (0.04)
                                                     ===========               ===========
DILUTED LOSS PER COMMON SHARE                              $(.11)                  $ (0.04)
                                                     ===========               ===========

See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended April 30,
                                                             2004                2003
                                                             ----                ----
OPERATING ACTIVITIES:
    Net loss                                             $(1,999,775)        $  (777,801)
    Adjustment for non-cash charges                        1,821,117           2,191,494
    Changes in assets and liabilities                     (1,849,767)         (1,706,712)
                                                         -----------         -----------
Net cash used in operating activities                     (2,028,425)           (293,019)
                                                         -----------         -----------

INVESTING ACTIVITIES:
    Purchase of property and equipment                       (96,357)            (83,620)
    Additions to deferred line installation cost             (41,233)           (126,560)
                                                         -----------         -----------
Net cash used in investing activities                       (137,590)           (210,180)
                                                         -----------         -----------

FINANCING ACTIVITIES:
    Exercise of  Stock Options                                14,350                  --
    Bank Borrowing - net of repayment                      2,162,273           1,232,086
    Note payable to related party                           (314,583)                 --
                                                         -----------         -----------
Net cash provided by financing activities                  1,862,040           1,232,086
                                                         -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (303,975)            728,887

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             3,797,247           3,444,307
                                                         -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $3,493,272         $ 4,173,194
                                                         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
    Interest                                                 $91,621             $64,001

See notes to condensed consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change from the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Covista Communications, Inc. and Subsidiaries (Covista) for the fiscal year ended January 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. Certain reclassifications have been made to conform prior years' balances to the current year presentation.

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

Intangible Assets

         Intangible assets consist of prepaid network capacity and purchased customer and agent relationships being amortized over a straight-line basis over periods varying between 10 and 120 months. The Company incurred amortization expense on intangible assets of approximately $534,000, and $519,000 for the quarters ended April 30, 2004, and 2003 respectively. The Company's balance of intangible assets with a definite life was approximately $4,240,000, net of accumulated amortization of approximately $5,042,000 at April 30, 2004 and approximately $4,774,000, net of accumulated amortization of approximately $4,508,000 at January 31, 2004. Approximate amortization expense on intangible assets for the next 5 years as of January 31, is as follows:

           2005              $1,914,000
           2006              $1,032,000
           2007                $400,000
           2008                $400,000
           2009                $400,000
           Thereafter          $966,667

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Risks and Uncertainties

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

Reclassifications

         Certain amounts for 2003 have been reclassified to conform to the current year presentation.


NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of
Accounting Research Bulletin 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities that possess certain chracteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of April 30, 2004. The Company will apply the consolidation requirements of the interpretation in future periods if the Company should own any interest in any variable interest entity.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE C - STOCK BASED COMPENSATION

         The following disclosure complies with the adoption of SFAS No. 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", and includes pro forma net loss as if the fair value based method of accounting had been applied:

                                                                                Three Months Ended April 30,
                                                                                  2004                 2003
                                                                                  ----                 ----
Net Loss as reported (000's)                                                     $(2,000)              $(778)
Total stock-based compensation expense determined under fair
value based method for all options (000's)                                          (192)                (58)
                                                                                --------               -----
Pro forma net loss (000's)                                                       $(2,192)              $(836)
                                                                                ========               =====

                                                                                Three Months Ended April 30,
                                                                                  2004                 2003
                                                                                  ----                 ----
Basic Earnings Per Share:
  As reported                                                                      $(.11)              $(.04)
  Pro forma                                                                        $(.12)              $(.05)
Diluted Earnings Per Share:
  As reported                                                                      $(.11)              $(.04)
  Pro forma                                                                        $(.12)              $(.05)

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss earnings per common share:

                                                                                   Three Months Ended April 30,
                                                                                     2004                 2003
                                                                                     ----                 ----
Numerator:
    Loss available to Common Shareholders
    used in basic and diluted loss per Common Share                               $(1,999,775)      $  (777,801)
Denominator:
    Weighted-average number of Common Shares used in
     basic loss per Common Share                                                   17,822,025        17,783,092
Effect of diluted securities:
     Common share options (1)                                                              --                --
                                                                                  -----------        ----------
Weighted-average number of Common Shares and diluted potential Common
Shares used in diluted loss per Common Share                                       17,822,025         17,783,092
                                                                                  -----------       -----------
Basic loss per Common Share                                                             $(.11)            $(0.04)
                                                                                  -----------       -----------
Diluted loss per Common Share                                                           $(.11)            $(0.04)
                                                                                  -----------       -----------

1) Common Shares subject to options are not included in the calculation of diluted loss per Common Share for the three-month period ended April 30, as doing so would be antidilutive due to the net loss per common share. At April 30, 2004, 723,000 Common Shares subject to options have been excluded from this calculation.


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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Summarized financial information (000's) concerning Covista's reportable segments is shown in the following table:

                                                   Retail            Wholesale            KISSLD              Total
                                                   ------            ---------            ------              -----
  Three Months Ended April 30, 2004
    Net Sales                                     $12,943                $582             $4,669             $18,194
    Operating profit (loss)                       $(1,106)              $(482)             $(320)            $(1,908)
    Assets                                        $31,125              $1,583             $6,348             $39,056
    Capital expenditures                              $68                  $3                $25                 $96

  Three Months Ended April 30, 2003
    Net Sales                                     $17,367              $1,631             $4,272             $23,270
    Operating profit (loss)                         $(364)              $(388)               $50               $(702)
    Assets                                        $39,773              $4,547             $5,476             $49,796
    Capital expenditures                              $63                  $6                $15                 $84


NOTE F - INCOME TAXES

         For the fiscal year ended January 31, 2004, Covista established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the quarter ended April 30, 2004, Covista continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the quarter's net operating loss. The result is that the net deferred tax asset of approximately $3,078,000 is fully offset by the valuation allowance and as such, does not appear as an asset on the balance sheet. It will be reflected in the Company's balance sheet when the net deferred tax asset can be utilized in future periods or when managements' assessment is substantially changed.


NOTE G - LONG TERM DEBT

         Effective April 16, 2003, Covista executed a revolving credit and security agreement with Capital Source Finance, LLC. This credit facility provides the Company with an $8 million loan of which approximately $1,000,000 was available at April 30, 2004, based on eligible accounts receivable. This thirty-six month facility allows the Company to borrow funds based on a portion of eligible customer accounts receivable and bears interest at the Prime Rate plus 2.00% with a floor of 6.25%. Interest, unused line and collateral management fees are payable monthly in arrears. Covista is required to maintain certain covenants that include cash velocity and fixed charge coverage ratios as defined in the agreement. The Company is in compliance with these covenants as of April 30, 2004. The loan is secured by all of the Company's assets.
The loan balance at April 30, 2004 was approximately $3,488,000 and is included in current portion of long-term debt.

         On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was approximately $1,517,000 at April 30, 2004 of which approximately $1,258,000 is classified as current.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE H - COMMITMENTS AND CONTINGENCIES

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


NOTE I - SUBSEQUENT EVENT

         On May 25, 2004, the Company signed a definitive agreement to sell selected commercial customers, switches and related facilities to PAETEC Communications, Inc., a Fairport, New York based competitive local exchange carrier.

         On closing, PAETEC shall be obligated to pay approximately $15.1 million in cash, subject to final adjustment, based on a multiple of monthly operating revenue associated with the selected customers, assets and facilities. Payment is due in three installments with the majority payable upon closing. In addition, PAETEC will assume leases for existing switch facilities in New York and Philadelphia, as well as office locations in Bensalem, PA and Paramus, NJ. The approximate book value of the long-lived assets to be included in the transaction is $3.7 million. Covista will also execute a Wholesale Service Agreement to purchase $12 million of services from PAETEC over 24 months.

         The transaction is expected to close during the third fiscal quarter of 2004 and is subject to, among other conditions, obtaining necessary regulatory approvals.

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

Results of Operations

Net sales were approximately $18,194,000 for the first three months of the current fiscal year, a decrease of approximately $5,076,000 or 22% as compared to the approximately $23,270,000 recorded in the first three months of the prior fiscal year. The overall decrease is primarily related to intense competitive pressure in the retail segment combined with planned reductions in wholesale revenue, as discussed in further detail below.

         For the quarter ended April 30, 2004, retail revenues were approximately $12,943,000, a decrease of approximately $4,424,000 or 25% versus the comparative quarter in the last fiscal year. Retail minutes sold in the three-month period ended April 30, 2004 were approximately 193,642,000 minutes, a decrease of approximately 58,451,000 minutes or 23%. The overall blended retail rate per minute decreased to $.067 versus $.069 from the first quarter of the previous year as the industry continues to experience decreased price per minute of usage. Covista does not foresee that this trend in pricing will abate in the near future. The current year decrease in the retail segment is primarily attributed to intense competitive pressure from other providers, especially those which have the ability to bundle local dial tone with traditional long distance offerings. While the Company has recently launched local services to the retail segment in certain markets, the Company has experienced significant loss of former retail customers, which have taken advantage of competitive providers bundled service offerings. The Company does not foresee this intensely competitive climate abating in the near future. The Company has recently announced plans to sell the majority of its retail customer base. Upon closing of that transaction, quarterly retail revenues are expected to decrease by approximately $8,100,000 subject to final adjustment. This transaction is expected to close during the quarter ended October 31, 2004.

         For the quarter ended April 30, 2004, KISSLD revenues were approximately $4,669,000, an increase of approximately $397,000 or 9% versus the first quarter from the prior fiscal year. Approximately $932,000 of the current quarter total was for local service versus $0 in the comparative quarter of last fiscal year. KISSLD minutes sold for the three-month period ended April 30, 2004 were approximately 70,414,000, a decrease of approximately 4,741,000 or 6%. The overall blended rate per minute for long distance revenue was $.053 versus $.057 from the first quarter of the previous year. The current year increase in the KISSLD segment is primarily attributed the launch of local service to these residential users in selected markets in addition to direct marketing via mail and web based affinity marketing campaigns. While the Company has launched local services to the KISSLD segment in certain markets, the Company plans to expand the number of markets in which it has the ability to offer its local and long distance bundled product offering. Additionally, the Company plans to expand its marketing resources to target new geographic market areas where the Company has the ability to offer competitive bundled services to residential users.

                                     ITEM 2
                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULT OF OPERATIONS


         The Company has continued to successfully reduce reliance on lower margin wholesale revenue. For the quarter ended April 30, 2004, wholesale revenue was approximately $582,000, a decrease of approximately $1,049,000 or 64% versus the comparative quarter in the last fiscal year. The Company continues its planned efforts to reduce volume in the wholesale segment. The Company plans to maintain nominal wholesale volume in the future, based on network capacity and gross margin opportunities, while balancing any possible financial exposure related to un-collectable balances.

         Cost of revenue for the current three-month period was approximately $9,958,000, a decrease of approximately $3,330,000 or 25%. These changes were favorable in relation to the 22% decrease in revenue for the three-month period. The decrease in cost of revenue was primarily due to an overall decrease in revenue volume of approximately $2,923,000. In addition, the Company has improved its purchasing and line cost auditing functions. These improvements have allowed the Company to generate an additional savings of approximately $407,000 versus the prior year as a result of overall rate reductions and improved auditing and dispute resolution capabilities. On Wednesday June 9, 2004, the U.S. Solicitor General opted not to appeal a recent U.S. Court of Appeals for the D.C. Circuit's decision vacating the Federal Communications Commissions' Triennial Review Order on local telephone unbundling rules.
Changes to these rules could have an adverse impact on the cost we incur to provide local services. We are currently working closely with our regulatory advisors regarding the impact of these continuing events.

         For the quarter ended April 30, 2004, selling, general and administrative expense, excluding depreciation and amortization was approximately $8,656,000, a decrease of approximately $460,000 or 5% versus the comparative quarter in the last fiscal year. The overall decrease was primarily due to decreases in commissions of approximately $729,000, building and equipment rent of approximately $118,000, decreases in postage and billing fees of approximately $102,000, decreases in bad debt expense of approximately $292,000 and other general decreases of approximately $128,000. These decreases were partially offset with increases in advertising of approximately $803,000, and payroll of approximately $106,000.

         For the reasons described above, the operating loss for the three-month period ended April 30, 2004 was approximately $1,908,000, an increase of approximately $1,206,000 from the three-month period ended April 30, 2003.

         Basic and diluted loss per Common Share was $(.11) per share for the current three-month period ended April 30, 2004 as compared to $(.04) loss per share for the three-months ended April 30, 2003.

Liquidity and Capital Resources

         At April 30, 2004, Covista had a working capital deficit of approximately $7,068,000, an increase of approximately $980,000 as compared to January 31, 2004. The ratio of current assets to current liabilities at April 30, 2004 was .68:1 as compared to the ratio of .71:1 at January 31, 2004. The Company has recently announced plans to sell the majority of its commercial customer base. Upon closing, the buyer is obligated to pay approximately
$15.1 million in cash subject to final adjustment to Covista. Payment will be due in three installments with the majority being payable upon closing.

Capital Expenditures

         Capital expenditures for the three-month period ended April 30, 2004 were approximately $96,000. Capital expenditures for the remainder of Fiscal 2004 are estimated at approximately $300,000 and are expected to be funded from operations.

Prepaid Network Capacity

         In July 2001, Covista purchased 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party that expires on June 30, 2011. The unaffiliated party has recently emerged from Chapter 11 reorganization and, as of the date of this report, has continued to perform under the agreement. As of the date hereof, Covista has used approximately 356 million DS-0 channel miles of telecommunications network capacity against the
2.8 billion DS-0 total prepaid network capacity, of which $400,000 has been classified as a current asset and based on anticipated usage in the next 12 months the remainder of the prepaid capacity amount of approximately $2,467,000 is included in intangible assets.

                                     ITEM 2
                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULT OF OPERATIONS


Accounts Receivable and Credit Risk

         Accounts receivable subject Covista to the potential for credit risk with customers in the retail and wholesale segments. To reduce credit risk, Covista performs ongoing evaluations of its customers' financial condition and, except in situations where the risk warrants it, Covista does not require a deposit or other collateral. Accounts receivable of approximately $10,162,000, net of the reserve for uncollectible accounts totaling approximately $1,772,000, represents approximately 26% of the total assets of Covista.

         No one customer accounts for greater than eight percent of the total revenues. In the wholesale segment, which contains Covista's largest customers, Covista has been able to reduce credit risk by using reciprocal arrangements with certain customers, which are also Covista's suppliers, to offset outstanding receivables. Covista has historically maintained a ratio of bad debts to revenues of less than 3%. For the three-month period ended April 30, 2004, this ratio was approximately 2%. Covista also measures accounts receivable turnover (as measured in days sales outstanding). For the periods ended April 30, 2004 and 2003, days sales outstanding were 50.3 days and 52.5 days, respectively.

Related Party Transactions

         Jay J. Miller, a Director of Covista, has provided various legal services for Covista in Fiscal 2005. In the first quarter, Covista accrued approximately $6,000 to Mr. Miller for services rendered.

         Leon Genet, a Director of Covista, has provided agent services for Covista through his wholly owned firm, LPJ, Inc. During the first quarter, LPJ, Inc. was paid commissions of $8,969. The commissions paid to LPJ, Inc. were computed on the same basis as other independent agents retained by Covista.

         Jeff Alward, a relative of Kevin Alward, Chief Operating Officer of Covista has provided agent services for Covista through his wholly owned firm, KTI, Inc. During the quarter ended April 30, 2004, KTI, Inc. was paid commissions of approximately $34,000. The commissions paid to KTI, Inc. were computed on the same basis as other independent sales agents retained by Covista.

         On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was approximately $1,517,000 at April 30, 2004 of which approximately $1,258,000 is classified as current.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CRITICAL ACCOUNTING POLICIES


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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CRITICAL ACCOUNTING POLICIES


Goodwill

         Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. Goodwill is not being amortized in accordance to SFAS 142. The carrying value of goodwill is evaluated for impairment on an annual basis. Management also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired.

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

Vendor Disputes

         The Company records disputed line cost expenses in accordance with FASB Statement No. 5, "Accounting for Contingencies". Billings from line cost vendors are compared to the Company's engineering and operations data, with differences filed with the vendors as a disputed billing. Disputed line cost billings are recorded by the Company at the estimated liability due based upon the Company's historical experience in settling similar disputes. Actual settlement of disputes may differ from original estimates. Management adjusts the dispute reserve each month. The net reserve for dispute losses at April 30, 2004 and 2003 was approximately $2.2 million and $5.3 respectively and is included in accounts payable and accrued line cost.

Risks and Uncertainties

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

Market Risk

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As Covista holds no marketable securities at April 30, 2004, the exposure to interest rate risk relating to marketable securities no longer exists. Covista does not hold any derivatives related to its interest rate exposure. Covista also maintains long-term debt at fixed rates. Due to the nature and amounts of Covista's note payable, an immediate 10% change in interest rates would not have a material effect in Covista's results of operations over the next fiscal year. Covista's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated statements as a whole.

Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposits and money market accounts.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEMS 1 - 5       Not applicable

ITEM 6            Exhibits and Reports on Form 8K

                  8K - Dated April 16, 2004, Press Release Regarding Fiscal 2004 Results

                  8K - Dated May 26, 2004, Press Release Regarding the Sale of Certain Assets

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          COVISTA COMMUNICATIONS, INC.
                                  (Registrant)


Date: June 14, 2004                 By:  /s/ A. John Leach, Jr.
      -------------                      -----------------------
                                         A. John Leach, Jr.
                                         President and Chief Executive Officer


Date: June 14, 2004                 By:  /s/  Frank J. Pazera
      -------------                      ---------------------
                                         Executive Vice President,
                                         Chief Financial Officer
                                         and Principal Accounting Officer