Form 10-Q
period 2004-07-31
COVISTA COMMUNICATIONS INC
filed 2004-09-10
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 31, 2004

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


Indicate by check mark whether Covista Communications, Inc. ("Covista" or the "Company") (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Covista was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No
                                   ---      ---

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                Yes      No  X
                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at August 30, 2004
-----------------------------                    ------------------------------
Common Share, $0.05 par value                              17,822,025

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                       SECOND QUARTER REPORT ON FORM 10-Q

                                      INDEX

                                                                                                   PAGE No.
                                                                                                   --------
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                                                 3
         July 31, 2004 (unaudited), and January 31, 2004

Condensed Consolidated Statements of Operations for six months ended July 31, 2004 and 2003           4
(unaudited) and three months ended July 31, 2004 and 2003 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2004 and 2003       5
(unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)                                    6 - 11

Management's Discussion and Analysis of                                                            12 - 16
         Financial Condition and Results of Operations

Critical Accounting Policies                                                                       17 - 19


PART II - OTHER INFORMATION

Items 1-5  Not Applicable                                                                             20

Items 6                                                                                               20

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                  July 31,          January 31,
                                                                    2004               2004
                                                                    ----               ----
                                                                 (Unaudited)
      CURRENT ASSETS:
       Cash and cash equivalents                                 $  2,638,801     $  3,797,245
       Trade accounts receivable, (net of allowance
         of $908,964 and $1,350,001 at July 31, 2004
         and January 31, 2004, respectively)                       10,060,244       10,532,728
       Prepaid expenses and other current assets                      801,369          867,670
                                                                 ------------     ------------
      Total current assets                                         13,500,414       15,197,643
                                                                 ------------     ------------
      Property and equipment, net                                   6,386,576       11,654,365
      Property and equipment held for sale, net, see Note I         3,943,533             --
      Deferred line installation costs, net                           534,394          547,201
      Intangible assets, net                                        3,716,122        4,774,324
      Goodwill                                                      8,205,850        8,205,850
      Other Assets                                                    491,260          507,449
                                                                 ------------     ------------
                                                                 $ 36,778,149     $ 40,886,832
                                                                 ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES:
       Accounts payable and accrued line cost                    $  8,465,306     $ 10,695,055
       Other accrued liabilities                                    7,991,782        7,609,543
       Salaries and wages payable                                     345,601          396,925
       Current portion of long term debt due to related party       1,202,183        1,258,327
       Current portion of long-term debt                            2,887,905        1,325,930
                                                                 ------------     ------------
      Total current liabilities                                    20,892,777       21,285,780
                                                                 ------------     ------------
      Other long-term liabilities                                     188,385          195,395
                                                                 ------------     ------------
      Long-term debt due to related party                                --            573,023
                                                                 ------------     ------------

COMMITMENTS AND CONTINGENCIES--NOTE H

      SHAREHOLDERS' EQUITY:                                              --               --
      Common stock                                                    967,922          967,672
      Additional paid-in capital                                   52,931,049       52,916,949
      Accumulated deficit                                         (36,756,544)     (33,606,547)
      Treasury stock                                               (1,445,440)      (1,445,440)
                                                                 ------------     ------------
       Total shareholders' equity                                $ 15,696,987     $ 18,832,634
                                                                 ------------     ------------
                                                                 $ 36,778,149     $ 40,886,832
                                                                 ============     ============

See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Six Months Ended               Three Months Ended
                                               ----------------               ------------------
                                                   July 31,                         July 31,
                                                   --------                         --------
                                             2004            2003            2004           2003
                                             ----            ----            ----           ----
NET REVENUE                             $ 36,548,970    $ 44,726,956    $ 18,354,665    $ 21,457,099
                                        ------------    ------------    ------------    ------------
Costs and Expenses
  Cost of revenue (excluding
    depreciation and amortization)        19,928,048      25,333,344       9,970,385      12,045,142
  Selling, general and administrative     16,970,062      17,808,471       8,313,960       8,692,406
  Depreciation and amortization            2,610,580       3,080,752       1,121,886       1,513,656
                                        ------------    ------------    ------------    ------------
Total costs and expenses                  39,508,690      46,222,567      19,406,231      22,251,204
                                        ------------    ------------    ------------    ------------
OPERATING LOSS                            (2,959,720)     (1,495,611)     (1,051,566)       (794,105)
                                        ------------    ------------    ------------    ------------
Other Income (Expense)
  Interest income                             15,758          10,412           2,623           5,503
  Interest expense                          (206,037)       (177,529)       (101,281)        (96,325)
                                        ------------    ------------    ------------    ------------
Total other expenses, net                   (190,279)       (167,117)        (98,658)        (90,822)
NET LOSS BEFORE TAXES                     (3,149,999)     (1,662,728)     (1,150,224)       (884,927)
Income tax benefit                                --              --              --              --
NET LOSS                                $ (3,149,999)   $ (1,662,728)   $ (1,150,224)   $   (884,927)
                                        ============    ============    ============    ============

BASIC LOSS PER COMMON SHARE             $      (0.18)   $      (0.09)   $      (0.06)   $      (0.05)
                                        ------------    ------------    ------------    ------------
DILUTED LOSS PER COMMON SHARE           $      (0.18)   $      (0.09)   $      (0.06)   $      (0.05)
                                        ------------    ------------    ------------    ------------

See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended July 31,
                                                           2004           2003
                                                           ----           ----
OPERATING ACTIVITIES:
    Net loss                                           $(3,149,999)   $(1,662,728)
    Depreciation and amortization                        2,610,580      3,080,752
    Provision for doubtful accounts                        666,938      1,056,504
    Changes in assets and liabilities, net of effect
      of acquisition of business                        (2,017,801)    (1,383,365)
                                                       -----------    -----------
Net cash provided by (used in) operating activities     (1,890,282)     1,091,163
                                                       -----------    -----------
INVESTING ACTIVITIES:
    Purchase of property and equipment                    (131,442)      (118,515)
    Additions to deferred line installation costs          (83,861)      (140,421)
                                                       -----------    -----------
Net cash used in investing activities                     (215,303)      (258,936)
                                                       -----------    -----------
FINANCING ACTIVITIES:
    Note payable to related party                         (629,167)
    Exercise of stock options                               14,350
    Bank borrowing, net                                  1,561,958       (939,996)
                                                       -----------    -----------
Net cash provided by (used in) financing activities        947,141       (939,996)
                                                       -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                 (1,158,444)      (107,769)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           3,797,245      3,444,307
                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 2,638,801    $ 3,336,538
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
        Interest                                       $   177,094    $   186,914

See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change from the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Covista Communications, Inc. and Subsidiaries (Covista) for the fiscal year ended January 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. Certain reclassifications have been made to conform prior years' balances to the current year presentation.

Revenue Recognition

          We derive our revenues from long distance and local phone services. We recognize revenue from voice, data and other telecommunications-related services in the period in which subscribers use the related service. Deferred revenue represents the unearned portion of local service and features that are billed a month in advance.

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

Intangible Assets

         Intangible assets consist of prepaid network capacity and purchased customer and agent relationships being amortized over a straight-line basis over periods varying between 10 and 120 months. The Company incurred amortization expense on intangible assets of approximately $1,155,000, and $1,112,000 for the six months ended July 31, 2004, and 2003 respectively. The Company's balance of intangible assets with a definite life was approximately $3,716,000, net of accumulated amortization of approximately $5,566,000 at July 31, 2004 and approximately $4,774,000, net of accumulated amortization of approximately $4,508,000 at January 31, 2004. Approximate amortization expense on intangible assets for the next 5 years is as follows:

           2005                 $518,000
           2006               $1,032,000
           2007                 $400,000
           2008                 $400,000
           2009                 $400,000
           Thereafter           $967,000

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

Other

         Subsequent to July 31, 2004, the Company closed a transaction whereby it sold a significant portion of its retail customer base. See Note I for a more detailed discussion.


NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company did not have any ownership in any variable interest entities as of July 31, 2004. The Company will apply the consolidation requirements of the interpretation in future periods if the Company should own any interest in any variable interest entity.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE C - STOCK BASED COMPENSATION

         The following disclosure complies with the adoption of SFAS No. 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", and includes pro forma net loss as if the fair value based method of accounting had been applied:

                                                                      Six Months Ended July 31,
                                                                       2004                2003
                                                                       ----                ----
Net Loss as reported (000's)                                         $(3,150)            $(1,663)
Total stock-based compensation expense determined under fair
value based method for all options (000's)                              (384)               (143)
                                                                     -------             -------
Pro forma net loss (000's)                                           $(3,534)            $(1,806)
                                                                     =======             =======

                                                                      Six Months Ended July 31,
                                                                       2004                 2003
                                                                       ----                 ----
Basic Earnings Per Share:
  As reported                                                         $(.18)               $(.09)
  Pro forma                                                           $(.20)               $(.10)
Diluted Earnings Per Share:
  As reported                                                         $(.18)               $(.09)
  Pro forma                                                           $(.20)               $(.10)

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

          o Risk-free interest rate based on the weighted averaged U.S. Treasury note rates of 3.1% and 2.0% for 2004 and 2003, respectively;

          o Volatility based on the historical stock price over the expected term of 118% and 153% for 2004 and 2003, respectively;

          o No expected dividend yield based on future dividend payment plans.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE D - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per Common Share:

                                                         Six Months Ended July 31,      Three Months Ended July 31,
                                                           2004            2003             2004            2003
                                                           ----            ----             ----            ----
Numerator:
    Loss available to Common Shareholders
    used in basic and diluted loss per Common Share    $(3,149,999)    $(1,662,728)    $(1,150,224)      $(884,927)
Denominator:
   Weighted-average number of Common Shares used
   in basic loss earnings per Common Share              17,822,025      17,783,092      17,822,025      17,783,092
Effect of diluted securities:
     Common share options (1)                                   --              --              --              --
                                                       -----------     -----------     -----------       ---------
Weighted-average number of Common Shares and
diluted potential Common Shares used in diluted
loss per Common Share                                   17,822,025      17,783,092      17,822,025      17,783,092
                                                       -----------     -----------     -----------       ---------
Basic loss Per Common Share                                  $(.18)         $(0.09)          $(.06)         $(0.05)
                                                       -----------     -----------     -----------       ---------
Diluted loss per Common Share                                $(.18)         $(0.09)          $(.06)         $(0.05)
                                                       -----------     -----------     -----------       ---------

(1) Common Shares subject to options are not included in the calculation of diluted loss per Common Share as doing so would be antidilutive due to the net loss per common share. At July 31, 2004, 723,000 Common Shares subject to options have been excluded from this calculation.


NOTE E - SEGMENT REPORTING

            The Company sells telecommunication services to three distinct segments: KISSLD which targets residential users; a retail segment consisting primarily of small to medium size businesses; and a wholesale segment with sales to other telecommunications carriers.

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Summarized financial information (000's) concerning Covista's reportable segments is shown in the following table:

                                        KISSLD       Retail      Wholesale      Total
                                        ------       ------      ---------      -----
  Six Months Ended July 31, 2004
    Net Sales                           $10,235      $24,774       $1,540       $36,549
    Operating profit (loss)              $(765)     $(1,850)       $(345)      $(2,960)
    Assets                               $6,898      $28,544       $1,336       $36,778
    Capital expenditures                    $37          $89           $5          $131

  Six Months Ended July 31, 2003
    Net Sales                            $8,589      $33,631       $2,507       $44,727
    Operating profit (loss)              $(361)       $(482)       $(653)      $(1,496)
    Assets                               $5,311      $36,601       $2,633       $44,545
    Capital expenditures                    $23          $89           $7          $119


NOTE F - INCOME TAXES

         For the fiscal year ended January 31, 2004, Covista established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the quarter ended July 31, 2004, Covista continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the quarter's net operating loss. The result is that the net deferred tax asset of approximately $3,078,000 is fully offset by the valuation allowance and as such, does not appear as an asset on the balance sheet. It will be reflected in the Company's balance sheet when the net deferred tax asset can be utilized in future periods or when management's assessment is substantially changed.


NOTE G - LONG TERM DEBT

         Effective April 16, 2003, Covista executed a revolving credit and security agreement with Capital Source Finance, LLC. This credit facility provides the Company with an $8 million loan, based on eligible accounts receivable. This thirty-six month facility allows the Company to borrow funds based on a portion of eligible customer accounts receivable and bears interest at the Prime Rate plus 2.00% with a floor of 6.25%. Interest, unused line and collateral management fees are payable monthly in arrears. Covista is required to maintain certain covenants that include cash velocity and fixed charge coverage ratios as defined in the agreement. The Company was in compliance with these covenants as of July 31, 2004. The loan is secured by all of the Company's assets. The loan balance at July 31, 2004 was approximately $2,888,000, net of origination expenses, and is included in current portion of long-term debt. This facility was paid in full and terminated on August 19, 2004 as the result of the PAETEC transaction, further discussed in Note I.

         On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was approximately $1,202,000 at July 31, 2004, all of which is classified as current.

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


NOTE I - SUBSEQUENT EVENT

         On May 25, 2004, the Company signed a definitive agreement to sell selected commercial customers, switches and related facilities to PAETEC Communications, Inc., a Fairport, New York based competitive local exchange carrier. The long distance customer portion of this transaction, representing approximately 90% of the total purchase price was closed on August 17, 2004.

         At closing, PAETEC paid approximately $8.4 million to the Company and is obligated to pay approximately $5 million in additional cash. The final payment is due on May 17, 2005, subject to final adjustment. Some of the initial proceeds from this transaction were used to repay the revolving credit facility with CapitalSource Finance.

         In addition, PAETEC has assumed leases for existing switch facilities in New York and Philadelphia as well as office locations in Bensalem, PA and Paramus, NJ. The approximate net book value of the long-lived assets included in the transaction is $3.9 million. Covista has also executed a Wholesale Service Agreement to purchase $12 million of services from PAETEC over 24 months.

         Certain local commercial customers will also be sold to PAETEC in a second transaction, where total cash consideration should approximate $1.6 million. That local transaction is expected to close during the third fiscal quarter of 2004 and is subject to, among other conditions, obtaining necessary regulatory approvals.

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

Overview

         We offer a bundle of long distance and local phone services to residential and small business customers in the United States. Our current business strategy is to build a large, profitable base of bundled phone service customers using the wholesale operating platforms of the incumbent local telephone companies, then migrate customers to our own networking platform, and further increase our revenues and profitability by offering new products and services to these customers. As a result of the decision earlier this year by the U.S. Court of Appeals for the District of Columbia (discussed under "Other Matters", below) that reversed important portions of the FCC's orders requiring incumbent local telephone companies to provide unbundled network elements, the FCC has recently issued interim rules which effectively freeze our costs until March, 2005. The FCC eventually will issue final rules which govern the manner in which we purchase services from the incumbent local telephone carriers, including the unbundled network element platform. As of the date of this report, the FCC has not issued the interim rules. While the content of the final rules are not known, they are likely to contain provisions that would cause our costs to significantly increase over time. These cost increases will have a negative impact on our product pricing and our ability to add new customers and, thus, may affect our current business strategy.

Results of Operations

         Net revenue was approximately $36,549,000 for the first six months of the current fiscal year, a decrease of approximately $8,178,000 or 18% as compared to the approximately $44,727,000 recorded in the first six months of the prior fiscal year. Net sales for the second quarter of the current fiscal year were approximately $18,355,000, a decrease of approximately $3,102,000 or 14% as compared to the approximately $21,457,000 recorded in the second quarter of the prior fiscal year. The overall decrease is primarily related to intense competitive pressure in the retail segment combined with planned reductions in wholesale revenue as discussed in further detail below.

                                     ITEM 2
                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULT OF OPERATIONS

         KISSLD revenue for the six-month period was approximately $10,235,000, an increase of approximately $1,646,000 or 19% over the same period from the prior year. For the three-month period ended July 31, 2004, KISSLD revenue was approximately $5,566,000, an increase of approximately $1,249,000 or 29% versus the comparative quarter in the last fiscal year. Approximately $2,965,000 of the six month total was for local services versus $0 for the comparative period from the prior year. Approximately $2,033,000 of local service revenue was earned in the quarter ended July 31, 2004. The total minutes sold for KISSLD for the six-month period ended July 31, 2004 were approximately 143,345,000, a decrease of approximately 6,578,000 or 4%, versus the comparative period in the last fiscal year. KISSLD minutes sold for the three-month period ended July 31, 2004, were approximately 72,931,000, a decrease of approximately 1,860,000 or 2% versus the comparative quarter in the last fiscal year. The current year increase in the KISSLD segment is primarily attributed the launch of local service to these residential users in selected markets, in addition to direct marketing via mail and web based affinity marketing campaigns. While the Company has launched local services to the KISSLD segment in certain markets, the Company plans to expand the number of markets in which it has the ability to offer its local and long distance bundled product offering. Additionally, the Company plans to expand its marketing resources to target new geographic market areas where the Company has the ability to offer competitive bundled services to residential users.

         Retail revenue for the six-month period was approximately $24,774,000, a decrease of approximately $8,857,000 or 26%. For the quarter ended July 31, 2004, retail revenue was approximately $11,830,000, a decrease of $4,434,000 or 27% versus the comparative quarter in the last fiscal year. Retail minutes sold in the six-month period ended July 31, 2004 were approximately 369,225,000 minutes, a decrease of approximately 127,215,000 minutes or 26%, versus the comparative period in the last fiscal year. Retail minutes sold in the quarter ended July 31, 2004 were approximately 175,583,000, a decrease of approximately 68,764,000 or 28% versus the prior fiscal year. The current year decrease in the retail segment is primarily attributed to intense competitive pressure from other providers, especially those which have the ability to bundle local dial tone with traditional long distance offerings. While the Company has recently launched local services to the retail segment in certain markets, the Company has experienced significant loss of former retail customers, which have taken advantage of competitive providers bundled service offerings. The Company does not foresee this intensely competitive climate abating in the near future. Subsequent to July 31, 2004, the Company closed a transaction in which it sold the majority of its retail customer base. As a result of that transaction, quarterly retail revenues are expected to decrease by approximately $8,100,000 subject to final adjustment.

         Wholesale revenue for the six-month period was approximately $1,540,000, a decrease of approximately $967,000 or 39%. For the quarter ended July 31, 2004, wholesale revenue was approximately $958,000, an increase of approximately $82,000 or 9% versus the comparative quarter in the last fiscal year. The increase is primarily related to the Company's Carrier Access Billing. Wholesale minutes sold in the six-month period ended July 31, 2004 were approximately 49,224,000 minutes, an increase of approximately 20,995,000 minutes or 74%. Wholesale minutes sold in the quarter ended July 31, 2004 were approximately 33,974,000 minutes, an increase of approximately 21,957,000 minutes or 183%. The Company plans to maintain nominal wholesale volume in the future, based on network capacity and gross margin opportunities, while balancing any possible financial exposure related to un-collectible balances.

         Cost of revenue for the current six-month period ended July 31, 2004 was approximately $19,928,000, a decrease of approximately $5,405,000 or 21%. These changes were favorable in relation to the 18% decrease in net revenues for the six-month period. The decrease in cost of revenue was primarily due to an overall decrease in revenue volume of approximately $4,632,000. In addition, the Company has improved its purchasing and line cost auditing functions. These improvements have allowed the Company to generate an additional savings of approximately $773,000 versus the prior year as a result of overall rate reductions and improved auditing and dispute resolution capabilities.

                                     ITEM 2
                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULT OF OPERATIONS


         Cost of revenue for the three-month period ended July 31, 2004, was approximately $9,970,000, a decrease of approximately $2,075,000 or 17%. These changes were favorable in relation to the 14% decrease in revenues in the second quarter. The decrease in cost of revenue was primarily due to an overall decrease in revenue volume of approximately $1,742,000. In addition, the Company has improved its purchasing and line cost auditing functions. These improvements have allowed the Company to generate an additional savings of approximately $333,000 versus the prior year as a result of overall rate reductions and improved auditing and dispute resolution capabilities.

         We structure and price our products in order to maintain network and line costs as a percentage of revenue at certain targeted levels. There are several factors that could cause our network and line costs as a percentage of revenue to increase in the future, including without limitation:

    o Determinations by the FCC, courts or state commission(s) that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, requiring us to provide services in these areas through other means, including total service resale agreements with incumbent local telephone companies, network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act and the switching facilities of other non-incumbent carriers, in any case, at significantly increased costs or to provide services over our own switching facilities, if we were able to deploy them. The U.S. Court of Appeals for the District of Columbia, on March 2, 2004, issued an order that reversed the FCC's Triennial Review Order in part and remanded to the FCC with instructions to revise the Order in material ways which may make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas.

    o Adverse changes to the current pricing methodology mandated by the FCC for use in establishing the prices charged to us by incumbent local telephone companies for the use of their unbundled network elements. The FCC's 2003 Triennial Review Order, which was reversed in part and remanded to the FCC with instructions to revise the Order in material ways, clarified several aspects of these pricing principles related to depreciation, fill factors (i.e. network utilization) and cost of capital, which could enable incumbent local telephone companies to increase the prices for unbundled network elements. In addition, the FCC released a Notice of Proposed Rulemaking on December 15, 2003, which initiated a proceeding to consider making additional changes to its unbundled network element pricing methodology, including reforms that would base prices more on the actual network costs incurred by incumbent local telephone companies than on the hypothetical network costs that would be incurred when the most efficient technology is used. These changes could result in material increases in prices charged to us for unbundled network elements.

    o Determinations by state commissions to increase prices for unbundled network elements in ongoing state cost dockets.

         Selling, general and administrative expenses for the six-month period were approximately $16,970,000, a decrease of approximately $838,000 or 5%. This decrease is primarily due to commission cost decreases of approximately $1,558,000; advertising expense increases of approximately $1,547,000; reduction in bad debt expense of approximately $273,000; reduced equipment rent of approximately $138,000; decreased billing cost of approximately $145,000; and other general cost reductions of approximately $271,000. For the quarter ended July 31, 2004, selling, general and administrative expense was approximately $8,314,000, an approximately $378,000, or 4% decrease over the comparative quarter in the last fiscal year. For the three month period ended July 31, 2004, this reduction was comprised primarily of increased advertising expense of approximately $744,000; reduced commission expense of approximately $828,000; and net decreases in other categories of approximately $294,000.

                                     ITEM 2
                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULT OF OPERATIONS


         For the reasons described above, the operating loss for the six-month period ended July 31, 2004 was approximately $2,960,000, an increase of approximately $1,464,000 from the six-month period ended July 31, 2003. The operating loss for the three-month period ended July 31, 2004 was approximately $1,052,000, an increase of approximately $258,000 over the prior year's three-month period ended July 31, 2003.

         Basic and diluted loss per Common Share was $0.18 per share for the current six-month period ended July 31, 2004 as compared to $0.09 loss per share for the six-months ended July 31, 2003. Basic and diluted loss per Common Share was $0.06 per share for the current three-month period ended July 31, 2004, as compared to earnings of $0.05 per Common Share for the three-months ended July 31, 2003.

Liquidity and Capital Resources

         At July 31, 2004, Covista had a working capital deficit of approximately $7,392,000, an unfavorable increase of approximately $1,304,000 as compared to January 31, 2004. The ratio of current assets to current liabilities at July 31, 2004 was .65:1, as compared to the ratio of .71:1 at January 31, 2004. Subsequent to July 31, 2004, the Company completed a transaction to sell the majority of its commercial customer base. Upon closing, the buyer paid approximately $8.4 million and is obligated to pay an additional approximately $5 million, with the final payment due on May 17, 2005.

         In the opinion of management, cash flows from operations as well as cash received as a result of the transaction noted above will be sufficient to meet the operating and capital needs of the Company for at least the next twelve months.

Capital Expenditures

         Capital expenditures for the six-month period ended July 31, 2004 were approximately $131,000. Capital expenditures for the remainder of Fiscal 2005 are estimated not to exceed approximately $200,000 and are expected to be funded from operations.

Prepaid Network Capacity

         In July 2001, Covista purchased 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party. The unaffiliated party has recently emerged from Chapter 11 reorganization and, as of the date of this report, is continuing to perform under the agreement and, therefore, management does not believe that this asset is impaired.

         As of the date hereof, Covista has used approximately 446 million DS-0 channel miles of telecommunications network capacity against the 2.8 billion DS-0 total prepaid network capacity, of which $400,000 has been classified as a current asset, based on anticipated usage in the next 12 months and the remainder of the prepaid capacity amount of approximately $2,367,000 is included in intangible assets.

Accounts Receivable and Credit Risk

         Accounts receivable subjects Covista to the potential for credit risk with customers in the retail and wholesale segments. To reduce credit risk, Covista performs ongoing evaluations of its customers' financial condition and, except in situations where the risk warrants it, Covista does not require a deposit or other collateral. Accounts receivable of approximately $10,060,000, net of the reserve for un-collectible accounts totaling approximately $909,000, represents approximately 28% of the total assets of Covista.

                                     ITEM 2
                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULT OF OPERATIONS


         No one customer accounts for greater than eight percent of the total revenues. In the wholesale segment, which contains Covista's largest customers, Covista has been able to reduce credit risk by using reciprocal arrangements with certain customers, which are also Covista's suppliers, to offset outstanding receivables. Covista has historically maintained a better than three percent ratio of bad debts to revenues. For the six-month period ended July 31, 2004, this ratio was approximately 2.1%. Covista also measures accounts receivable turnover (as measured in days sales outstanding). For the periods ended July 31, 2004 and 2003, days sales outstanding were 50 days and 51 days, respectively.

Related Party Transactions

         Jay J. Miller, a Director of Covista, has provided various legal services for Covista in Fiscal 2004. In the second quarter, Covista accrued approximately $11,000 to Mr. Miller for services rendered. As of July 31, 2004, Covista owed Mr. Miller approximately $11,000.

         Leon Genet, a Director of Covista, has provided agent services for Covista through his wholly owned firm, LPJ, Inc. During the second quarter, Fiscal 2005, LPJ, Inc. was paid commissions of approximately $4,700. The commissions paid to LPJ, Inc. were computed on the same basis as other independent agents retained by Covista.

         Jeff Alward, a relative of Kevin Alward, former Chief Operating Officer of Covista has provided agent services for Covista through his wholly owned firm, KTI, Inc. During the quarter ended July 31, 2004, KTI, Inc. was paid commissions of approximately $28,000. The commissions paid to KTI, Inc. were computed on the same basis as other independent sales agents retained by Covista.

            On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was $1,202,000 at July 31, 2004, all of which is classified as current.

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

Revenue Recognition

          We derive our revenues from long distance and local phone services. We recognize revenue from voice, data and other telecommunications-related services in the period in which subscribers use the related service. Deferred revenue represents the unearned portion of local service and features that are billed a month in advance.

Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization is being provided by use of the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease or the useful lives of the asset.

The estimated useful lives of the principal classes of assets and representative carrying amounts are as follows:

                                                  Useful Life
          Classification                           in Years       July 31, 2004     January 31, 2004
          --------------                          -----------     --------------    ----------------
                                                                    (unaudited)
          Machinery and equipment                    5-10          $7,845,806         $ 22,390,711
          Office furniture, fixtures and equipment   5-10           1,971,700            4,780,968
          Vehicles                                   3-5               22,512               41,812
          Leasehold improvements                     2-10             475,084            1,612,300
          Computer equipment and software            5-7            3,376,586           10,418,781
          Machinery and equipment in progress         --            2,532,344            2,512,255
                                                                  -----------         ------------
                                                                   16,224,032           41,756,827
          Less accumulated depreciation and
             amortization                                          (9,837,456)         (30,102,462)
                                                                  -----------         ------------
                                                                  $ 6,386,576         $ 11,654,365
                                                                  ===========         ============

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

Vendor Disputes

         The Company records disputed line cost expenses in accordance with FASB Statement No. 5, "Accounting for Contingencies". Billings from line cost vendors are compared to the Company's engineering and operations data, with differences filed with the vendors as a disputed billing. Disputed line cost billings are recorded by the Company at the estimated liability due based upon the Company's historical experience in settling similar disputes. Actual settlement of disputes may differ from original estimates. Management adjusts the dispute reserve each month. The net reserve for dispute losses at July 31, 2004 and 2003 was approximately $2.2 million and $4.0 respectively and is included in accounts payable and accrued line cost.

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

Concentrations of Credit Risk

         The Company sells its telecommunications services and products primarily to small to medium size businesses, residential and wholesale customers. The Company performs ongoing credit evaluations of both its retail and wholesale customers. The Company generally does not require collateral; however, when circumstances warrant, deposits are required. Recent conditions in the telecommunications industry have given rise to an increase in potential doubtful accounts. Allowances are maintained for such potential credit losses. The Company has entered into offset arrangements with certain of its customers which are also vendors, allowing for the ability to offset receivables against the Company's payables balance.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CRITICAL ACCOUNTING POLICIES


Market Risk

         Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As Covista holds no marketable securities at July 31, 2004, the exposure to interest rate risk relating to marketable securities no longer exists. Covista does not hold any derivatives related to its interest rate exposure. Covista also maintains long-term debt at fixed rates. Due to the nature and amounts of Covista's note payable, an immediate 10% change in interest rates would not have a material effect in Covista's results of operations over the next fiscal year. Covista's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated statements as a whole.

Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposits and money market accounts.

Other Matters

         Our provision of telecommunications services is subject to government regulation. Recent changes in these regulations are likely to have a material adverse effect on us. Our local telecommunications services are provided almost exclusively through the use of unbundled network elements purchased from incumbent local telephone companies, and it is primarily the availability of unbundled network elements priced by regulators at cost-based rates that has enabled us to price our local telecommunications services competitively. FCC rules that were in effect until June 15, 2004 required incumbent local telephone companies to provide an unbundled network element platform, that includes all of the network elements required by a competitor to provide a competitive retail local telecommunications service, in most geographic areas.

         Through the use of unbundled network element platforms of the incumbent local telephone company, we have been able to provide retail local telecommunications services entirely through the use of the incumbent local telephone companies' facilities at substantially lower prices than those available for resale through total service resale agreements. However, on March 2, 2004, the U.S. Court of Appeals for the District of Columbia reversed the FCC order that promulgated the rules requiring incumbent local telephone companies to provide unbundled network elements in important respects. Among other things, the Court ruled that the FCC had improperly determined that the ability of competitive local telephone carriers such as Covista was impaired nationwide without access to the local switching and high capacity transport unbundled network elements, and that the FCC had erroneously delegated decision-making authority over where particular unbundled network elements must be provided to state commissions. Accordingly, the Court of Appeals vacated important portions of the FCC's orders relating to the provision of unbundled network elements effective as of June 15, 2004, including the portions that required incumbent local telephone carriers to provide critical components of the unbundled network element platform.

         Should the unbundled network element platform become effectively unavailable to us due to this judicial ruling or otherwise, we would be unable to offer our telecommunications services as we have done in the past and would instead be required to serve customers through total service resale agreements with the incumbent local telephone companies, through the use of our own network facilities, by migrating customers onto the networks of other facilities-based competitive local telephone companies or, perhaps, by purchasing critical unbundled network elements at presumably higher "just and reasonable" rates pursuant to Section 271 of the Act. As a result, our cost of service could rise substantially and our plans for a service roll-out for use of our own network facilities could be delayed substantially or derailed entirely. This would have a material adverse effect on our business, prospects, operating margins, results of operations, cash flows and financial condition.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEMS 1 - 5     Not applicable


ITEM 6          Exhibits and Reports on Form 8K

                8K - Dated June 14, 2004, Press Release Regarding
                     First Quarter Results

                8K - Dated August 20, 2004, Press Release Regarding
                     the Sale of Certain Assets

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  COVISTA COMMUNICATIONS, INC.
                                           (Registrant)


Date: September 10, 2004          By:   /s/ A. John Leach, Jr.
      ------------------               -----------------------
                                       A. John Leach, Jr.
                                       President and Chief Executive Officer


Date: September 10, 2004          By:   /s/ Frank J. Pazera
      ------------------               ---------------------
                                       Executive Vice President, Chief Financial
                                       Officer and Principal Accounting Officer