Form 10-Q
period 2004-10-31
COVISTA COMMUNICATIONS INC
filed 2004-12-13
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-2180

                          [COVISTA COMMUNICATIONS LOGO]

                          COVISTA COMMUNICATIONS, INC.
               (Exact name of Company as specified in its charter)

       New Jersey                                        22-1656895
       ----------                                        ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

                           721 Broad Street, Suite 200
                              Chattanooga, TN 37402
               (Address of principal executive offices)(Zip Code)

                                 (423) 648-9500
                (Company's telephone number, including area code)

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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at December 10, 2004
-----------------------------                   --------------------------------
Common Share, $0.05 par value                              17,822,025

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                        THIRD QUARTER REPORT ON FORM 10-Q

                                      INDEX

                                                                                             PAGE No.
                                                                                             --------
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                                            3

     October 31, 2004 (unaudited), and January 31, 2004

Condensed Consolidated Statements of Operations for nine months ended October 31, 2004 and
2003 (unaudited) and three months ended October 31, 2004 and 2003 (unaudited)                    4

Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2004
and 2003 (unaudited)                                                                             5

Notes to Condensed Consolidated Financial Statements (unaudited)                              6 - 11

Management's Discussion and Analysis of Financial Condition and Results of Operations         12 - 16

Critical Accounting Policies                                                                  17 - 20

PART II - OTHER INFORMATION

Items 1-5  Not Applicable                                                                       21

Items 6                                                                                         21

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     October 31,    January 31,
                                                        2004           2004
                                                    ------------   ------------
                                                     (Unaudited)
ASSETS

   CURRENT ASSETS:

   Cash and cash equivalents                        $  8,504,541   $  3,797,247

   Trade accounts receivable (net of allowance of
   $1,156,810 and $1,350,001 at October 31, 2004
   and January 31, 2004, respectively)                 6,240,076     10,532,726

   Receivable from PAETEC                              4,162,444             --

   Prepaid expenses and other current assets             704,935        867,670
                                                    ------------   ------------
   Total current assets                               19,611,996     15,197,643
                                                    ------------   ------------
   Property and equipment, net                         6,158,639     11,654,365

   Deferred line installation costs, net                 307,302        547,201

   Intangible assets, net                              2,266,667      4,774,324

   Goodwill                                              200,000      8,205,850

   Other Assets                                          303,401        507,449
                                                    ------------   ------------
                                                    $ 28,848,005   $ 40,886,832
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:

   Accounts payable and accrued line cost           $  5,940,183   $ 10,695,055

   Other accrued liabilities                           7,553,634      7,609,543

   Deferred gain on sale of assets - Note H         $    875,749             --

   Salaries and wages payable                            126,987        396,925

   Current portion of long term debt due to
   related party                                         887,600      1,258,327

   Current portion of long-term debt                          --      1,325,930
                                                    ------------   ------------
   Total current liabilities                          15,384,153     21,285,780
                                                    ------------   ------------
   Other long-term liabilities                                --        195,395
                                                    ------------   ------------
   Long-term debt due to related party                        --        573,023
                                                    ------------   ------------
   COMMITMENTS and CONTINGENCIES - Note G                     --             --
                                                    ------------   ------------

   SHAREHOLDERS' EQUITY:

   Common stock                                          967,922        967,672

   Additional paid-in capital                         52,931,049     52,916,949

   Accumulated deficit                               (38,989,679)   (33,606,547)

   Treasury stock                                     (1,445,440)    (1,445,440)
                                                    ------------   ------------
   Total shareholders' equity                       $ 13,463,852   $ 18,832,634
                                                    ------------   ------------
                                                    $ 28,848,005   $ 40,886,832
                                                    ============   ============

See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Nine Months Ended           Three Months Ended
                                                         October 31,                 October 31,
                                                 -------------------------   -------------------------
                                                     2004          2003          2004          2003
                                                 -----------   -----------   -----------   -----------
NET REVENUE                                      $49,100,610   $65,063,621   $12,551,640   $20,336,665
                                                 -----------   -----------   -----------   -----------
Costs and Expenses

   Cost of revenue (excluding depreciation and
   amortization)                                  26,564,470    35,945,036     6,636,422    10,611,692

   Selling, general and administrative            22,460,192    26,185,252     5,490,130     8,376,781

   Depreciation and amortization                   3,064,612     4,534,607       454,032     1,453,855

   Write down of assets - Note H                   1,504,738            --     1,504,738            --

   Restructuring Expense                             385,373            --       385,373            --
                                                 -----------   -----------   -----------   -----------
Total costs and expenses                          53,979,385    66,664,895    14,470,695    20,442,328
                                                 -----------   -----------   -----------   -----------
OPERATING LOSS                                    (4,878,775)   (1,601,274)   (1,919,055)     (105,663)
                                                 -----------   -----------   -----------   -----------

Other Income (Expense)

   Early retirement of debt                         (307,289)           --      (307,289)           --

   Interest income                                    30,649        14,280        14,891         3,868

   Interest expense                                 (227,719)     (249,167)      (21,682)      (71,638)
                                                 -----------   -----------   -----------   -----------
Total other income (expenses), net                  (504,359)     (234,887)     (314,080)      (67,770)

NET INCOME (LOSS) BEFORE TAXES                    (5,383,134)   (1,836,161)   (2,233,135)     (173,433)

Income tax (provision) benefit                            --            --            --            --
                                                 -----------   -----------   -----------   -----------
NET INCOME (LOSS)                                $(5,383,134)  $(1,836,161)  $(2,233,135)  $  (173,433)
                                                 ===========   ===========   ===========   ===========
BASIC INCOME (LOSS) PER COMMON SHARE             $      (.30)  $     (0.10)  $      (.13)  $     (0.01)
                                                 -----------   -----------   -----------   -----------
DILUTED INCOME (LOSS) PER COMMON SHARE           $      (.30)  $     (0.10)  $      (.13)  $     (0.01)
                                                 -----------   -----------   -----------   -----------

See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months Ended October 31,
                                                           2004          2003
                                                        -----------   ------------
OPERATING ACTIVITIES:
   Net loss                                             $(5,383,134)  $(1,836,161)
   Depreciation and amortization                          3,064,612     4,534,607
   Provision for doubtful accounts                          840,808     1,188,800
   Changes in assets and liabilities                       (544,355)   (4,530,361)
                                                        -----------   -----------
Net cash provided by (used in) operating activities      (2,022,069)     (643,115)
                                                        -----------   -----------
INVESTING ACTIVITIES:
   Proceeds from sale of assets to PAETEC                 9,298,287            --
   Purchase of property and equipment                      (210,761)     (183,655)
   Additions to deferred line installation costs           (102,817)     (146,531)
                                                        -----------   -----------
Net cash used in investing activities                     8,984,709      (330,186)
                                                        -----------   -----------
FINANCING ACTIVITIES:
   Note payable to related party                           (943,750)     (943,749)
   Exercise of stock options                                 14,350        46,667
   Bank borrowing, net                                   (1,325,946)     (325,088)
                                                        -----------   -----------
Net cash provided by (used in) financing activities      (2,255,346)   (1,222,170)
                                                        -----------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   4,707,294    (2,195,471)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            3,797,247     3,444,307
                                                        -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 8,504,541   $ 1,248,836
                                                        ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest                                             $   195,893   $   265,559

See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change from the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Covista Communications, Inc. and Subsidiaries (Covista) for the fiscal year ended January 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals only) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. Certain reclassifications have been made to conform prior years' balances to the current year presentation.

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

Intangible Assets

          Prior to the transaction with PAETEC (see Note H), intangible assets consisted of prepaid network capacity and purchased customer and agent relationships being amortized over a straight-line basis over periods varying between 10 and 120 months. The Company incurred amortization expense on intangible assets of approximately $1.3 million and $4.5 million for the nine months ended October 31, 2004, and 2003 respectively. During the quarter ended October 31, 2004, the Company recorded a charge of approximately $1.4 million against intangible assets related to restructuring as a result of the PAETEC transaction. The balance of intangible assets with a definite life was approximately $2.7 million, net of accumulated amortization of approximately $1.3 million at October 31, 2004 and approximately $4.8 million, net of accumulated amortization of approximately $4.5 million at January 31, 2004. Approximate amortization expense on intangible assets for the next 5 years and thereafter is as follows:

2005         $100,000
2006         $400,000
2007         $400,000
2008         $400,000
2009         $400,000
Thereafter   $967,000

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

          o Outcomes unfavorable to us of the FCC's rule-making process and of pending litigation with regards to the availability and pricing of various network elements and bundles thereof.

          Negative developments in these areas could have a material effect on the Company's business, financial condition and results of operations.

Concentrations of Credit Risk

          The Company sells its telecommunications services and products to residential, small and medium size businesses, and wholesale customers. The Company performs ongoing credit evaluations of both its retail and wholesale customers. The Company generally does not require collateral; however, when circumstances warrant, deposits are required. Recent conditions in the telecommunications industry have given rise to an increase in potential doubtful accounts. Allowances are maintained for such potential credit losses. The Company has entered into offset arrangements with certain of its customers, which are also vendors, allowing for the ability to offset receivables against the Company's payables balance.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - STOCK BASED COMPENSATION

          The following disclosure complies with the provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", and includes pro forma net loss as if the fair value based method of accounting had been applied:

                                                               Nine Months Ended October 31,
                                                                       2004      2003
                                                                     -------   -------
Net Loss as reported (000's)                                         $(5,383)  $(1,836)
Total stock-based compensation expense determined under fair
value based method for all options (000's)                              (489)     (215)
                                                                     -------   -------
Pro forma net loss (000's)                                           $(5,872)  $(2,051)
                                                                     =======   =======

Basic Earnings Per Share:
   As reported                                                       $  (.30)  $  (.10)
   Pro forma                                                         $  (.33)  $  (.12)
Diluted Earnings Per Share:
   As reported                                                       $  (.30)  $  (.10)
   Pro forma                                                         $  (.33)  $  (.12)

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

          o Risk-free interest rate based on the weighted averaged U.S. Treasury note rates of 3.1% and 2.0% for 2004 and 2003 respectively;

          o Volatility based on the historical stock price over the expected term of 118% and 153% for 2004 and 2003 respectively;

          o No expected dividend yield based on future dividend payment plans.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted loss per Common Share:

                                                      Nine Months Ended October 31,   Three Months Ended October 31,
                                                            2004          2003               2004          2003
                                                        -----------   -----------        -----------   -----------
Numerator:

   Income (loss) available to Common Shareholders
   used in basic and diluted income (loss) per
   Common Share                                         $(5,383,134)  $(1,836,161)       $(2,233,135)  $  (173,433)

Denominator:

   Weighted-average number of Common Shares used in
   basic income (loss) earnings per Common Share         17,822,025    17,790,870         17,822,025    17,806,425

Effect of diluted securities:

   Common share options (1)                                      --            --                 --            --
                                                        -----------   -----------        -----------   -----------
Weighted-average number of Common Shares and
diluted potential Common Shares used in diluted
income (loss) per Common Share                           17,822,025    17,790,870         17,822,025    17,806,425
                                                        -----------   -----------        -----------   -----------
Basic income (loss) Per Common Share                    $      (.30)  $      (.10)       $      (.13)  $      (.01)
                                                        -----------   -----------        -----------   -----------
Diluted income (loss) per Common Share                  $      (.30)  $      (.10)       $      (.13)  $      (.01)
                                                        -----------   -----------        -----------   -----------

(1) Common Shares subject to options are not included in the calculation of diluted loss per Common Share as doing so would be antidilutive due to the net loss per common share. At October 31, 2004, 723,000 Common Shares subject to options have been excluded from the calculation.

NOTE D - SEGMENT REPORTING

          The Company sells telecommunication services to three distinct segments: residential, formerly known as KISSLD; a retail segment consisting primarily of small to medium size businesses; and a wholesale segment with sales to other telecommunications carriers. As a result of the sale of selected customers to PAETEC (discussed in Note H) the retail segment will report lower net sales for the current and subsequent quarters.

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          Summarized financial information (000's) concerning Covista's reportable segments is shown in the following table:

                                     Residential    Retail   Wholesale    Total
                                     -----------   -------   ---------   -------
Nine Months Ended October 31, 2004

   Net Sales                           $16,544     $30,182     $2,375    $49,101

   Operating profit (loss)             $  (368)    $(3,989)    $ (522)   $(4,879)

   Assets                              $10,508     $16,325     $2,015    $28,848

   Capital expenditures                $    71     $   130     $   10    $   211

Nine Months Ended October 31, 2003

   Net Sales                           $12,839     $48,682     $3,543    $65,064

   Operating profit (loss)             $  (480)    $  (282)    $ (839)   $(1,601)

   Assets                              $ 5,585     $32,609     $2,049    $40,243

   Capital expenditures                $    35     $   138     $   11    $   184

NOTE E - INCOME TAXES

          For the fiscal year ended January 31, 2004, Covista established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the quarter ended October 31, 2004, Covista continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the quarter's net operating loss. The result is that the net deferred tax asset of approximately $3,078,000 is fully offset by the valuation allowance and as such, does not appear as an asset on the balance sheet. It will be reflected in the Company's balance sheet when the net deferred tax asset can be utilized in future periods or when management's assessment is substantially changed.

NOTE F - LONG TERM DEBT

          Effective April 16, 2003, Covista executed a revolving credit and security agreement with Capital Source Finance, LLC. This credit facility provided the Company with an $8 million loan, based on eligible accounts receivable. This thirty-six month facility allowed the Company to borrow funds based on a portion of eligible customer accounts receivable at the Prime Rate plus 2.00% with a floor of 6.25%. Interest, unused line and collateral management fees were payable monthly in arrears. The loan was secured by all of the Company's assets. This facility was paid in full and terminated on August 19, 2004 as the result of the PAETEC transaction, further discussed in Note H. The Company recorded early termination expense of approximately $307,000 related to this payoff.

          On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board re-paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was approximately $888,000 at October 31, 2004, all of which is classified as current.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE G - COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal and administrative actions arising in the normal course of business. While the resolution of any such actions may have an impact on the financial results for the period in which it is resolved, management believes that the ultimate disposition of these matters will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position. The company has also committed to purchase $12 million of services from PAETEC as a result of the transaction described in Note H.


NOTE H - PAETEC TRANSACTION

         On May 25, 2004, the Company signed a definitive agreement to sell selected commercial customers, switches and related facilities to PAETEC Communications, Inc., a Fairport, New York based competitive local exchange carrier. The long distance customer portion of this transaction, representing approximately 90% of the total purchase price was closed on August 17, 2004. The local customer portion of this transaction, representing approximately 10% of the total purchase price is scheduled to close on December 31, 2004. PAETEC is currently managing these selected local customers under the terms of a separate agreement, until closing. Covista has also executed an agreement to purchase $12 million of services from PAETEC over 24 months. This Wholesale Service Agreement allows the Company to procure services at market competitive rates and the Company anticipates that it should fully utilize the commitment during the term.

         The Company anticipates receiving total cash proceeds of approximately $14.9 million from PAETEC. The net book value of the long-lived, tangible and intangible assets sold in the transaction was approximately $13.3 million. As a result, the pre-tax gain on the transaction will be approximately $1.6 million, all of which has been deferred as of October 31, 2004.

         As of October 31, 2004, the Company has received approximately $9.3 million. The remaining balance due is approximately $5.6 million, of which approximately $3.4 million was received subsequent to October 31, 2004. The final payment is due on May 17, 2005, and the amount is subject to final adjustment based on the performance of the customer base. A portion of the final payment will be used to repurchase shares of Common Stock from the former Chief Operating Officer of the Company. Regardless of the amount of that final payment, the Company is obligated to purchase a minimum of $250,000 worth of Common Stock from this former employee at $2.00 per share. Any repurchased shares will be recorded at cost as Treasury stock.

         PAETEC has hired the majority of former Company employees responsible for servicing the associated customers and has assumed leases for existing switch facilities in New York and Philadelphia as well as office locations in Bensalem, PA and Paramus, NJ. The Company incurred approximately $385,000 of restructuring charges related to employee severance and other costs associated with the consolidation of back office functions and other management initiatives.

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

Overview

          We offer a bundle of long distance and local phone services to residential and small business customers in the United States. Our current business strategy is to build a large, profitable base of bundled phone service customers using the wholesale operating platforms of the incumbent local telephone companies, then migrate customers to our own networking platform, and further increase our revenues and profitability by offering new products and services to these customers. As a result of significant changes to the FCC rules that require incumbent local telephone companies to provide unbundled network elements to us (discussed under "Other Matters", below), the wholesale rates that we are charged in order to provide our services will most likely increase significantly in 2005 and over time. These cost increases will likely lead to increases in our product pricing and may inhibit our ability to add new customers as well as retain current customers. The FCC has established interim rules that make unbundled network elements available to us on a grandfathered basis until March 2005 and we currently plan to continue to market our services and to build our base of bundled customers through such date. However, in the event that either the FCC's final rules provide for an earlier date where our pricing from the incumbent local telephone companies significantly increases, as contemplated in the interim rules, or we have knowledge regarding such an increase in price, we expect to reduce our efforts to increase subscriber growth and focus on markets with potential for deployment of our own network facilities.

Results of Operations

          Net revenue was approximately $49,101,000 for the first nine months of the current fiscal year, a decrease of approximately $15,963,000 or 25% as compared to the approximately $65,064,000 recorded in the first nine months of the prior fiscal year. Net revenue for the third quarter of the current fiscal year were approximately $12,552,000, a decrease of approximately $7,785,000 or 38% as compared to the approximately $20,337,000 recorded in the third quarter of the prior fiscal year. The overall decrease is primarily related to intense competitive pressure in the retail segment combined with planned reductions in wholesale revenue and the recently completed sale of selected customers to PAETEC as discussed further in Note H.

                                     ITEM 2
                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                                   OPERATIONS

          Residential revenue for the nine-month period was approximately $16,544,000, an increase of approximately $3,706,000 or 29% over the same period from the prior year. For the three-month period ended October 31, 2004, Residential revenue was approximately $6,309,000, an increase of approximately $2,059,000 or 48% versus the comparative quarter in the last fiscal year. The current year increase in the Residential segment is primarily attributed the launch of local service. Approximately $5,888,000 of the nine month total was for local services versus $109,000 for the comparative period from the prior year. Approximately $2,922,000 of local service revenue was earned in the quarter ended October 31, 2004. The total minutes sold for Residential for the nine-month period ended October 31, 2004 were approximately 217,994,000, a decrease of approximately 4,605,000 or 2%, versus the comparative period in the last fiscal year. Residential minutes sold for the three-month period ended October 31, 2004, were approximately 74,648,000, an increase of approximately 1,972,000 or 3% versus the comparative quarter in the last fiscal year.

          Retail revenue for the nine-month period was approximately $30,181,000, a decrease of approximately $18,501,000 or 38% versus the prior year to date total. For the quarter ended October 31, 2004, retail revenue was approximately $5,773,000, a decrease of approximately $9,278,000 or 62% versus the comparative quarter in the last fiscal year. Retail minutes sold in the nine-month period ended October 31, 2004 were approximately 431,744,000 minutes, a decrease of approximately 287,298,000 minutes or 40%, versus the comparative period in the last fiscal year. Retail minutes sold in the quarter ended
October 31, 2004 were approximately 62,519,000, a decrease of approximately 160,083,000 or 72% versus the prior fiscal year. The current year decrease in the retail segment is primarily attributed to intense competitive pressure from other providers, especially those which have the ability to bundle local dial tone with traditional long distance offerings. While the Company has recently launched local services to the retail segment in certain markets, the Company has experienced significant loss of former retail customers, which have taken advantage of competitive providers bundled service offerings. The Company does not foresee this intensely competitive climate abating in the near future. During the quarter ended October 31, 2004, the Company closed a transaction in which it sold the majority of its retail customer base, as discussed further in Note H.

          Wholesale revenue for the nine-month period was approximately $2,375,000, including carrier access billing revenue of approximately $577,000, an overall decrease of approximately $1,168,000 or 33% versus the prior year to date total. For the quarter ended October 31, 2004, wholesale revenue was approximately $836,000, including carrier access billing revenue of approximately $185,000, an overall decrease of approximately $201,000 or 19% versus the comparative quarter in the last fiscal year. The Company plans to maintain nominal wholesale volume in the future, based on network capacity and gross margin opportunities, while balancing any possible financial exposure related to un-collectible balances.

          Cost of revenue for the current nine-month period ended October 31, 2004 was approximately $26,564,000, a decrease of approximately $9,381,000 or 26%. These changes were in line relative to 25% decrease in net revenues for the nine-month period.

                                     ITEM 2
                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                                   OPERATIONS

          Cost of revenue for the three-month period ended October 31, 2004, was approximately $6,636,000, a decrease of approximately $3,975,000 or 37%. These changes were in line relative to the 38% decrease in revenues in the third quarter.

          We structure and price our products in order to maintain network and line costs as a percentage of revenue at certain targeted levels. There are several factors that could cause our network and line costs as a percentage of revenue to increase in the future, including without limitation:

     o Determinations by the FCC, courts or state commission(s) that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, requiring us to provide services in these areas through other means, including local service resale agreements with incumbent local telephone companies, network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act and the switching facilities of other non-incumbent carriers, in any case, at significantly increased costs or to provide services over our own switching facilities, if we were able to deploy them. The U.S. Court of Appeals for the District of Columbia, on March 2, 2004, issued an order that reversed the FCC's Triennial Review Order in part and remanded to the FCC with instructions to revise the Order in material ways which may make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas.

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

          Selling, general and administrative expenses for the nine-month period were approximately $22,460,000, a decrease of approximately $3,725,000 or 14%. This decrease is primarily due to payroll reduction of approximately $944,000 as a result of fewer employees, commission decreases of approximately $2,815,000 due to less commissionable revenue; advertising expense increases of approximately $1,847,000 attributable to the launch of our local product in selected markets; reduction in bad debt expense of approximately $429,000 due to improved receivable collections; reduced equipment rent of approximately $170,000; decreased billing cost of approximately $417,000 due to more efficient billing operations; and other general cost reductions of approximately
$797,000. For the quarter ended October 31, 2004, selling, general and administrative expense was approximately $5,490,000, a decrease of approximately $2,887,000, or 34% versus the comparative quarter in the last fiscal year. For the three-month period ended October 31, 2004, this reduction was comprised primarily of payroll reductions of approximately $1,065,000 as a result of fewer employees; commission decreases of approximately $1,257,000 due to less commissionable revenue; increased advertising expense of approximately $301,000; and net decreases in other categories of approximately $866,000.

                                     ITEM 2
                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                                   OPERATIONS

          As a result of the PAETEC transaction previously discussed, the Company has recorded a pre-tax charge of approximately $1,505,000 during the quarter ended October 31, 2004. In addition, as previously discussed, the Company recorded a pre-tax restructuring charge of approximately $385,000 during the quarter ended October 31, 2004.

          For the reasons described above, the operating loss for the nine-month period ended October 31, 2004 was approximately $4,879,000, an increase of approximately $3,278,000 from the nine-month period ended October 31, 2003. The operating loss for the three-month period ended October 31, 2004 was approximately $1,919,000, an increase of approximately $1,813,000 over the prior year's three-month period ended October 31, 2003.

          Basic and diluted loss per Common Share was $.25 per share for the current nine-month period ended October 31, 2004 as compared to $.10 loss per share for the nine-months ended October 31, 2003. Basic and diluted loss per Common Share was $.08 per share for the current three-month period ended October 31, 2004, as compared to a $.01 loss per Common Share for the three-months ended October 31, 2003.

Liquidity and Capital Resources

          At October 31, 2004, Covista had a positive working capital of approximately $4,228,000, an increase of approximately $10,316,000 as compared to January 31, 2004. The ratio of current assets to current liabilities at October 31, 2004 was 1.27:1, as compared to the ratio of .71:1 at January 31, 2004. During the quarter ended October 31, 2004, the Company completed a transaction to sell the majority of its commercial customer base. At October 31, 2004, the buyer has paid approximately $9.3 million and is obligated to pay an additional approximately $5.6 million, of which approximately $3.4 million has been received subsequent to October 31, 2004. The final payment is due on May 17, 2005, subject to final adjustment. The Company has deferred to portion of overall gain related to the contingent future payment.

          In the opinion of management, cash flow from operations as well as cash received as a result of the transaction described above will be sufficient to meet the operating and capital needs of the Company for at least the next twelve months.

Capital Expenditures

          Capital expenditures for the nine-month period ended October 31, 2004 were approximately $211,000. Capital expenditures for the remainder of Fiscal 2005 are estimated not to exceed approximately $100,000 and are expected to be funded from cash on hand and operations.

Prepaid Network Capacity

          In July 2001, Covista purchased 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party. The unaffiliated party has recently emerged from Chapter 11 reorganization and, as of the date of this report, is continuing to perform under the agreement and, therefore, management does not believe that this asset is impaired.

          As of the date hereof, Covista has used approximately 496 million DS-0 channel miles of telecommunications network capacity against the 2.8 billion DS-0 total prepaid network capacity, of which $400,000 has been classified as a current asset, based on anticipated usage in the next 12 months and the remainder of the prepaid capacity amount of approximately $2,667,000 is included in intangible assets.

                                     ITEM 2
                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                                   OPERATIONS

Accounts Receivable and Credit Risk

          Accounts receivable subjects Covista to the potential for credit risk with customers in the retail and wholesale segments. To reduce credit risk, Covista performs ongoing evaluations of its customers' financial condition and, except in situations where the risk warrants it, Covista does not require a deposit or other collateral. Accounts receivable of approximately $6,240,000, net of the reserve for un-collectible accounts totaling approximately $1,157,000, represents approximately 22% of the total assets of Covista.

          No one customer accounts for greater than one percent of the total revenues. In the wholesale segment, which contains Covista's largest customers, Covista has been able to reduce credit risk by using reciprocal arrangements with certain customers, which are also Covista's suppliers, to offset outstanding receivables. Covista has historically maintained a better than three percent ratio of bad debts to revenues. For the nine-month period ended October 31, 2004, this ratio was approximately 2%. Covista also measures accounts receivable turnover (as measured in days sales outstanding). For the periods ended October 31, 2004 and 2003, days sales outstanding were 29 days and 50 days, respectively. The decrease between periods is primarily the result of retaining a higher share of customers that pay via credit card, after the sale of selected customers to PAETEC, as previously discussed.

Related Party Transactions

          Jay J. Miller, a Director of Covista, has provided various legal services for Covista in Fiscal 2004. In the third quarter, Covista accrued approximately $25,000 to Mr. Miller for services rendered. As of October 31, 2004, Covista owed Mr. Miller approximately $36,000.

          On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was $888,000 at October 31, 2004, all of which is classified as current.

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

The estimated useful lives of the principal classes of assets and respective carrying amounts are as follows:

                                                 Useful Life   October 31, 2004
                Classification                     in Years      (Unaudited)      January 31, 2004
----------------------------------------------   -----------   ----------------   ----------------
Machinery and equipment                              5-10        $  7,901,580       $ 22,390,711

Office furniture, fixtures and equipment             5-10           1,971,700          4,780,968

Vehicles                                              3-5                  --             41,812

Leasehold improvements                               2-10             475,082          1,612,300

Computer equipment and software                       5-7           4,166,645         10,418,781

Machinery and equipment in progress                    --           2,579,733          2,512,255
                                                                 ------------       ------------
                                                                   17,094,740         41,756,827

Less accumulated depreciation and amortization                    (10,936,101)       (30,102,462)
                                                                 ------------       ------------
                                                                 $  6,158,639       $ 11,654,365
                                                                 ============       ============

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CRITICAL ACCOUNTING POLICIES

Goodwill

          Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. Goodwill added subsequent to January 1, 2002 is not being amortized in accordance to SFAS 142. The carrying value of goodwill is evaluated for impairment on an annual basis. Management also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. As a result of the PAETEC transaction discussed further in Note H, the Company recorded a Goodwill charge of approximately $8 million during the quarter ended October
31, 2004.

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

Vendor Disputes

          The Company records disputed line cost expenses in accordance with FASB Statement No. 5, "Accounting for Contingencies". Billings from line cost vendors are compared to the Company's engineering and operations data, with differences filed with the vendors as a disputed billing. Disputed line cost billings are recorded by the Company at the estimated liability due based upon the Company's historical experience in settling similar disputes. Actual settlement of disputes may differ from original estimates. Management adjusts the dispute reserve each month. The net reserve for dispute losses at October 31, 2004 and 2003 was approximately $2.3 million and $2.2 million respectively and is included in accounts payable and accrued line cost.

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

          Negative developments in these areas could have a material adverse effect on the Company's business, financial condition and results of operations.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CRITICAL ACCOUNTING POLICIES

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

Market Risk

          Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As Covista holds no marketable securities at October 31, 2004, the exposure to interest rate risk relating to marketable securities no longer exists. Covista does not hold any derivatives related to its interest rate exposure. Covista also maintains long-term debt at fixed rates. Due to the nature and amounts of Covista's note payable, an immediate 10% change in interest rates would not have a material effect in Covista's results of operations over the next fiscal year. Covista's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated statements as a whole.

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CRITICAL ACCOUNTING POLICIES

          In response to the Court's decision, the FCC adopted interim rules that grandfathered competitive carriers, such as we are, and enabled us to continue until March 2005 to order all unbundled network elements that were available to us under interconnection agreements that were in effect as of June 15, 2004. After that date, we will not be able to order any of the unbundled networks elements vacated by the Court unless the FCC adopts replacement rules creating such a right. The FCC is also currently considering whether to require the incumbent local telephone companies to continue providing to competitive carriers the local switching, high capacity loop and high capacity dedicated transport elements. We cannot predict whether the FCC will complete work on the proceeding prior to the expiration of its interim rules in March 2005, or if so, whether the FCC will promulgate rules that would entitle us to continue ordering the network elements that we currently use.

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEMS 1 - 5   Not applicable

ITEM 6        Exhibits and Reports on Form 8K

              8K - Dated September 10, 2004, Press Release Regarding Second Quarter Results

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COVISTA COMMUNICATIONS, INC.
                                   (Registrant)


Date: December 10, 2004                By: /s/ A. John Leach, Jr.
                                           -------------------------------------
                                           A. John Leach, Jr.
                                           President and Chief Executive Officer


Date: December 10, 2004                By: /s/ Frank J. Pazera
                                           -------------------------------------
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Principal Accounting Officer