Form 10-K
period 2005-01-31
COVISTA COMMUNICATIONS INC
filed 2005-05-02
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2005

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

Aggregate market value (based upon a $1.79 closing price) of the voting stock held by nonaffiliates of Covista as of April 1, 2005, was approximately $9,865,000 (calculated by excluding solely for purposes of this form, outstanding shares owned by Directors and Executive Officers).

Number of shares of Common Stock outstanding on April 1, 2005: 17,822,025

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

ITEM 1. Business

General

          Covista Communications, Inc. ("Covista"), a New Jersey corporation, is a telecommunications and data services provider that operates three distinct business segments: retail, residential and wholesale. Retail has been the largest segment and provides local, long distance and data services to small and medium sized businesses, principally in the Northeast region of the United States. Residential, formerly known as KISSLD, is the fastest growing segment and offers bundled local and long distance services to residential users who are located primarily in areas supported by our long distance network facilities. The wholesale segment provides long distance telecommunication services to other carriers for resale. Covista utilizes its own switching equipment and leased fiber optic transmission cable. Our products and services include a broad range of voice and data, including local, long distance and toll-free services, calling cards, data, Internet access, virtual private network, directory assistance and teleconferencing services. Covista currently operates three switches in various locations. Covista processes approximately eighty five percent of all its long distance call volume through its own switching facilities.

          In the retail segment, Covista has tailored its service offerings, sales, marketing approach and network development to provide service in a cost-effective manner. Covista recently sold a large portion of its retail customer base to PAETEC Communications. Covista plans to retain and further grow its remaining retail customer base in new geographic markets, primarily in the Southeast. Covista sells to retail customers primarily through independent marketing representatives.

          The residential segment offers discount local and long distance services to users through direct marketing campaigns, which include mail, space advertising and web based efforts, in addition to a variety of affinity relationships with marketing partners. The residential segment has experienced considerable growth since its 2003 launch and the Company expects this segment to remain the fastest growing of the three.

          The Company also maintains a wholesale segment that provides primarily domestic and international long distance services to other carriers. In recent years, the Company has intentionally reduced its marketing and support efforts for this wholesale segment in an effort to provide more support to the other two segments. Both the retail and residential segments offer lower financial risk in the form of un-collectible accounts and higher gross margins than those generated from the wholesale segment.

          For Fiscal 2005, Covista had gross revenues of approximately $60 million, derived approximately 57% from retail, 38% from residential, and 5% from wholesale. This represents an approximately $24 million decrease when compared to the approximately $84 million of gross revenue generated during the previous fiscal year, principally due to the sale of selected retail customers to PAETEC.

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

Business Strategy

          Covista's strategy has been to develop a large geographic concentration of revenue producing bundled phone service customers through the sale of telecommunications services in areas where it has installed switching platforms. In addition, Covista intends to use the wholesale operating platforms of incumbent local exchange companies to provide local services. Our business strategy may be materially impacted by regulatory changes, as discussed further under Government Regulations.

Current Network

          Currently, Covista operates an advanced telecommunications network, which includes three Alcatel switches, located in Minneapolis, Minnesota, Dallas, Texas and Chattanooga, Tennessee. In July 2001, Covista acquired long-term access to nationwide network facilities comprising 2,822,400,000 channel miles of telecommunications capacity measured by length of voice-grade circuits. During Fiscal 2005, Covista billed approximately 926,000,000 million minutes, with approximately 85% of its minutes carried over its own switches. Covista believes that increasing the traffic carried on its own network should improve operating margins.

          Covista is interconnected with a number of United States and foreign wholesale international carriers. The purpose of connecting to a variety of carriers is to provide state-of-the-art, lowest-cost routing and network reliability. These interconnected international carriers have been a source of wholesale international traffic and revenue. Covista is interconnected by SS7 out-of-band digital signaling throughout its network. The SS7 signaling system reduces connect time delays, thereby enhancing overall network efficiencies. Additionally, the SS7 technology is designed to permit the anticipated expansion of Covista's Advanced Intelligent Network ("AIN") capabilities throughout its network. Covista's advanced switching platform would enable it to (i) deploy features and functions quickly throughout its entire network, (ii) expand switch capacity in a cost-effective manner, and (iii) lower maintenance costs through reduced training and spare parts requirements.

          Covista has a Network Operating Center (NOC) in Chattanooga, Tennessee, which monitors and controls Covista's network and coordinates its various services from a central location, increasing the security, reliability and efficiency of Covista's operations. Centralized electronic monitoring and control of Covista's network allows Covista to avoid duplication of this function in each switch site. The NOC also helps reduce Covista's per-customer monitoring and customer service costs. In addition, Covista's network employs an "authorized access" architecture. Unlike many telecommunications companies which allow universal access to their network, Covista utilizes an automatic number identification security screening architecture which ensures only the Automatic Number Identification (ANIs) of those users who have subscribed to Covista's services and have satisfied Covista's credit and provisioning criteria have access to the network. Covista believes that this architecture provides Covista the ability to better control bad debt and fraud in a manner, which is invisible and nonintrusive to the customer. This architecture also allows Covista to better manage network capacity, as unauthorized users cannot access the network.

                         PRINCIPAL PRODUCTS AND SERVICES

Product and Service Offerings

          Retail Services. Covista provides telecommunications services to over 81,000 retail customers, primarily small and medium-sized businesses, located in the Northeastern region of the United States. Covista sells retail services through independent marketing representatives and web based marketing programs. Retail services accounted for approximately $34 million or 57% of Covista's Fiscal 2005 total revenue. This compares to approximately $62.4 million of retail revenue in Fiscal 2004.

          Residential, Covista targets residential customers via direct marketing programs in locations supported by the existing company network. At year-end, over 79,000 customers were being billed on a monthly basis. Residential revenues accounted for approximately $23 million or 38% of Covista's Fiscal 2005 total revenue. This compares to approximately $17 million of residential revenue in Fiscal 2004. In previous years this segment was named KISSLD.

          Wholesale Services. Covista offers domestic and international termination, switch ports, colocation facilities and transport services to a broad spectrum of domestic and international carriers. Wholesale revenues were approximately $3.2 million and $4.4 million during Fiscal 2005 and Fiscal 2004, respectively.

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

     o Local Services: The unbundled network element platform of the incumbent local exchange companies offer to us, in an individual or combined form, a series of unbundled network elements, or UNEs, that comprise the most important facilities, features, functions and capabilities of an incumbent local exchange company's network. When offered in the combination known as the unbundled network element platform, these components include the loop and switching elements needed to provide local telephone service to a customer. Our cost of purchasing unbundled network elements will most likely increase as the result of recent regulatory changes, as discussed further under Government Regulations.

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

Sales and Marketing

          We use diverse sales and marketing channels to reach the residential and small business markets with our service offerings. Our sales and marketing efforts focus on marketing a bundle of local and long distance telephone services directly to customers under our own brand and the brands of our agent and affinity partners. We currently market our bundled services to customers in five states where we can profitably offer services at competitive prices. We intend to market in additional states (or certain areas of a particular state) in which our pricing and cost structure permit us to profitably offer services in those areas at competitive rates.

          We employ a targeted approach to customer acquisition and use database-marketing tools to identify and prioritize target customers. We offer diverse calling and service plans tailored to fit the needs of the broader residential market with low base prices and free features. Customers can switch to us online or through an authorized agent, each of which uses consultative sales tools to assist the customer's selection of the right plan for its telecommunications needs. Customers are able to keep their same phone lines and number, can easily add features, and, generally within days of the sale, are switched to our service and receive a personalized welcome kit explaining their service. We market our bundled services within our targeted markets through the following channels:

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

          The incumbent local exchange companies and the major carriers, including SBC, Verizon, BellSouth, AT&T, Sprint and MCI Inc., have targeted price plans at residential customers - one of our primary target markets - with significantly simplified rate structures and with bundles of local services with long distance, which may lower overall local and long distance prices. Competition is also fierce for the small businesses that we serve. Additional pricing pressure has also been introduced by new technologies, such as Voice over Internet Protocol, or VoIP. VoIP providers seek to offer voice communications at a cost below that of traditional circuit-switched service. In addition, wireless carriers have marketed their services as an alternative to traditional long distance and local services, further increasing competition. Reductions in prices charged by competitors may have a material adverse effect on us.

          The incumbent local exchange companies are well-capitalized, well-known companies that have the capacity to "bundle" other services, such as local and wireless telephone services and high speed Internet access, with long distance telephone and entertainment services. The incumbent local exchange companies' name recognition in their existing markets, the established relationships that they have with their existing local service customers, their ability to take advantage of those relationships, and the possibility that interpretations of the Telecommunications Act may be favorable to the incumbent local exchange companies, also make it more difficult for us to compete with them.

Seasonal Nature of Business

          The Company's business is not seasonal.

Patents, Trademarks, Licenses, etc.

          The Company does not hold any material patents, franchises or concessions.

                             GOVERNMENT REGULATIONS

General

          We are subject to federal, state, local and foreign laws, regulations, and orders affecting the rates, billing, terms, and conditions of certain of our service offerings, our costs and other aspects of our operations, including our relations with other service providers. Regulation varies in each jurisdiction and may change in response to judicial proceedings, legislative and administrative proposals, government policies, competition and technological developments. We cannot predict what impact, if any, such changes or proceedings may have on our business or results of operations, and we cannot assure that regulatory authorities will not raise material issues regarding our compliance with applicable regulations.

          The FCC has jurisdiction over our facilities and services to the extent they are used in the provision of interstate or international communications services or as otherwise required by federal law. State regulatory commissions, commonly referred to as PUCs, generally have jurisdiction over facilities and services to the extent they are used in the provision of intrastate services. Local governments may assert authority to regulate aspects of our business through zoning requirements, permit or right-of-way procedures and franchise fees. Foreign laws and regulations apply to communications that originate or terminate in a foreign country. Generally, the FCC and State public utility commissions do not regulate Internet, video conferencing and certain data services, although the underlying communications components of such offerings may be regulated. Our operations also are subject to various environmental, building, safety, health and other governmental laws and regulations.

          Federal law generally preempts state statutes and regulations that restrict the provision of competitive local, long distance and enhanced services; consequently, we generally are free to provide the full range of local, long distance and data services in every state. While this federal preemption greatly increases our potential for growth, it also increases the amount of competition to which we may be subject.

Federal Regulation

          The Communications Act of 1934, as amended, or the 1934 Act, grants the FCC authority to regulate interstate and foreign communications by wire or radio. We are regulated by the FCC as a non-dominant carrier and are subject to less comprehensive regulation than dominant carriers. Nevertheless, we remain subject to numerous requirements of the Communications Act, applicable to most common carriers, which require us to offer service upon reasonable request and pursuant to just and reasonable charges and terms that are not unjustly or unreasonably discriminatory. The FCC has authority to impose additional requirements on non-dominant carriers.

          The Telecommunications Act of 1996, or the 1996 Act, amended the 1934 Act to eliminate many barriers to competition in the U.S. communications industry, by setting standards for relationships between communications providers, including between new entrants, such as our company, and the Regional Bell Operating Companies and other incumbent local exchange companies. In general, the 1996 Act requires incumbent local exchange companies to provide competitors with nondiscriminatory access to, and interconnection with, the incumbent local exchange company networks, and to provide unbundled network elements at cost-based prices. The FCC and state public utility commissions have adopted extensive rules to implement the 1996 Act, and revisit such regulations on an ongoing basis in light of court decisions and as marketplaces evolve.

          Several congressmen have recently suggested that Congress should consider rewriting substantial portions of the 1996 Act. Any effort to reform the 1996 Act could result in changes that would materially reduce the obligations of the incumbent local exchange companies to interconnect with, or provide unbundled network elements to, competitors. Any such legislative change could have a material adverse impact on our business and operations.

          The announced merger of AT&T with SBC and Verizon's and Qwest's announced bids for MCI will, if they are completed, effectively eliminate the two largest long distance and competitive local exchange carriers in the United States, each of which was a strong voice in federal and state lobbying related to telecommunications matters. These mergers will place an increased demand on our resources and employees for lobbying and other regulatory matters and there can be no assurances that our efforts will prove effective.

Long Distance Competition

          Section 271 of the 1934 Act, enacted as part of the 1996 Act, established a process by which a Regional Bell Operating Company could obtain authority to provide long distance service in a state within its region. The process required demonstrating to the FCC that the Regional Bell Operating Company has adhered to a 14-point competitive checklist and that granting such authority would be in the public interest. Each of the Regional Bell Operating Companies already has received FCC approval to provide long distance services in each state within its respective region, resulting in increased competition in certain markets and services. The Regional Bell Operating Companies have a continuing obligation to comply with the checklist. Section 272 of the 1934 Act requires that, for a period of three years after receiving Section 271 approval in any state (absent an FCC extension), a Regional Bell Operating Company must comply with certain other structural and operational safeguards, including the provision of in-region long distance service through a separate affiliate.

Local Service Regulation

          The 1996 Act required the FCC to establish national rules implementing the local competition provisions of the 1996 Act, which impose duties on all local exchange carriers, including competitive local exchange companies such as our company, to provide network interconnection, reciprocal compensation, resale, number portability and access to rights-of-way.

          The 1996 Act imposed additional duties on incumbent local exchange companies, including the duty to provide access on an unbundled basis to individual network elements on non-discriminatory terms and cost-based rates; to allow competitors to interconnect with their networks in a nondiscriminatory manner at any technically feasible point on their networks; to permit collocation of competitors' equipment at the incumbent local exchange company premises; and to offer retail services at wholesale rates to competitive local exchange companies for resale.

Unbundled Network Elements

          Access to incumbent local exchange companies' unbundled network elements at cost-based rates is critical to our business. Our local telecommunications services to date have been provided through the use of combinations of unbundled network elements, and it is the availability of cost-based rates for these elements that has enabled us to price our local telecommunications services competitively. However, the obligation of incumbent local exchange companies to provide the unbundled network elements upon which we have relied at such cost-based rates is the subject of recent regulatory action that will result in the availability of these elements being substantially reduced or otherwise subject to significantly higher, non-cost-based rates. These recent actions may limit our ability to offer local services in certain markets.

          The 1996 Act required incumbent local exchange companies to provide requesting telecommunications carriers with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms and conditions that are just, reasonable and nondiscriminatory, in accordance with the other requirements set forth in Sections 251 and 252 of the 1934 Act. The 1996 Act gave the FCC authority to determine which network elements must be made available to requesting carriers such as us. For network elements that are not proprietary, the Commission is required to determine whether the failure to provide access to such network elements would impair the ability of the carrier seeking access to provide the services it seeks to offer. The FCC has determined that most network elements are nonproprietary in nature and, thus, are subject to the "impair" standard. The FCC's initial list of incumbent local exchange company network elements that are required to be unbundled on a national basis was first released in 1996 and has been subject to almost constant review and revision since then.

          When the FCC first adopted unbundled network element rules, it indicated that it would reexamine the list of unbundled network elements every three years. In December 2001, the FCC initiated its first so-called triennial review of those rules. In August 2003, in the Triennial Review Order, or TRO, the FCC substantially modified its rules governing access to unbundled network elements. The FCC redefined the "impair" standard, concluding that a requesting carrier is impaired when a lack of access to an unbundled network element poses barriers to entry, including operational and economic barriers that are likely to make entry into a market uneconomic. The FCC limited requesting carrier access to certain aspects of the loop, transport, switching and signaling databases unbundled network elements, but continued to require some unbundling of these elements. In the TRO, the FCC also determined that certain broadband elements, including fiber-to-the-home loops in greenfield situations, broadband services over fiber-to-the-home loops in overbuild situations, packet switching and the packetized portion of hybrid loops, are not subject to unbundling obligations.

          All of the FCC's decisions regarding unbundling have been the subject of judicial review. Most recently, on March 2, 2004, the U.S. Court of Appeals for the District of Columbia Circuit, or the D.C. Circuit, in United States Telecom Ass'n v. FCC, or the USTA II decision, vacated certain portions of the TRO and remanded to the FCC for further proceedings. Specifically, the D.C. Circuit vacated the FCC's delegation of decision-making authority to State commissions and several of the FCC's nationwide impairment determinations. The D.C. Circuit found that the FCC used a flawed methodology when making certain impairment determinations, including those relating to the mass market switching and local transport network elements, and remanded those determinations to the FCC for further analysis and justification. The D.C. Circuit affirmed the FCC's decision to relieve the incumbent local exchange companies from unbundling obligations with respect to broadband elements. The D.C. Circuit did not make a formal pronouncement regarding the status of the FCC's findings regarding enterprise market loops, batch hot cuts or preemption of inconsistent State laws.

          The FCC and the United States Solicitor General declined to seek certiorari from the Supreme Court. The National Association of Regulatory Utility Commissioners and a coalition of competitive local exchange companies separately petitioned for certiorari. The Supreme Court has denied those petitions.

In orders released in August 2004, the FCC extended relief from the unbundling obligations to fiber-to-the-home loops serving predominantly residential multiple dwelling units and granted the same relief to fiber-to-the-curb that it has applied to fiber-to-the-home.

          On October 27, 2004, the FCC issued an order granting requests by the Regional Bell Operating Companies that the FCC forbear from enforcing the independent unbundling requirements of Section 271 of the 1934 Act with regard to the broadband elements that the FCC had determined in the TRO are not subject to unbundling obligations (fiber-to-the-home loops, fiber-to-the-curb loops, the packetized functionality of hybrid loops and packet switching). The FCC declined to address broader forbearance requests by SBC and Qwest, which had asked the FCC to forbear from applying applicable Section 271 requirements to any element that the FCC determined no longer meets the impairment standard.

          On December 15, 2004, the FCC adopted rules modifying the unbundling obligations for incumbent local exchange companies under Section 251 of the 1934 Act, reducing the incumbent local exchange companies' obligation to provide unbundled local switching as well as certain levels of unbundled loops and transport. The FCC issued final rules on February 4, 2005. Those rules were effective on March 11, 2005. In response to the USTA II decision, the FCC clarified that it evaluated impairment with regard to the capabilities of a reasonably efficient competitor. The FCC also modified the impairment standard set forth in the TRO by: (1) setting aside the TRO's qualifying service interpretation of Section 251(d)(2), but prohibiting the use of unbundled network elements for the provision of exclusively long distance or exclusively wireless services; (2) drawing inferences regarding the prospects for competition in one geographic market based on the state of competition in another, similar market; and (3) determining that in the context of local exchange markets, a general rule prohibiting access to unbundled network elements whenever a requesting carrier is able to compete using an incumbent local exchange company's tariffed special access offering would be inappropriate. As a result of these decisions, the availability of unbundled network elements at cost-based rates has been substantially reduced and may have a material effect on the way we conduct our business and operations. The Company is presently evaluating alternative delivery methods, and retail price points related to specific geographic markets.

The principal parts of the FCC's December 15, 2004 order regarding unbundled switching and unbundled loops and transport are summarized below:

Local Switching: The FCC eliminated an incumbent local exchange company's obligation to provide local switching (and the unbundled network element platform, in particular, the one upon which we have historically relied) to requesting carriers at Total Element Long Run Incremental Cost, or TELRIC, rates. In doing so, the FCC found that competitive local exchange companies are not impaired nationwide without access to unbundled local switching. The FCC adopted a twelve-month transition plan for competitive local exchange companies to transition away from the unbundled network element platform commencing on March 11, 2005 and ending on March 10, 2006. The transition plan applies only to our customer base as it exists on March 11, 2005 and we will continue to be permitted to obtain local switching for our current customers at a rate per customer equal to the greater of: (1) the rate at which we leased that combination of elements on June 15, 2004, plus one dollar; and (2) the rate, if any, the applicable state public utility commission establishes between June 16, 2004 and the effective date of the FCC's order, for the unbundled network element platform, plus one dollar.

Local Loops and Transport: The FCC also made impairment findings and placed certain limitations with respect to local loops and dedicated interoffice transport. The FCC established 10 DS1s and 12 DS3s as the maximum transport a carrier can purchase per route. Furthermore, for local loops, the FCC concluded that competitive local exchange companies are impaired without access to (1) DS1-capacity loops except in any building within the service area of a wire center containing 60,000 or more business lines and four or more fiber-based collocators; and (2) DS3-capacity loops except in any building within the service area of a wire center containing 38,000 or more business lines and four or more fiber-based collocations. The FCC determined that competitive local exchange companies are not impaired without access to dark fiber loops in any instance. For dedicated transport, the FCC found that competitive local exchange companies are impaired without access to (1) DS1 transport except on routes connecting a pair of wire centers where both wire centers contain at least four fiber-based collocators or at least 38,000 business lines; and (2) DS3 or dark fiber transport except on routes connecting a pair of wire centers where both wire centers contain at least three fiber-based collocators or at least 24,000 business lines. The FCC concluded that competitive local exchange companies are not impaired without access to entrance facilities connecting an incumbent local exchange company's network with a competitive local exchange company's network in any instance. The unavailability of these dedicated transport facilities; dark fiber and entrance facilities under the FCC's rules at cost-based rates could substantially impede any plans to deploy local network facilities. We could be forced to use other means to effect this deployment, including the use of facilities purchased from the incumbent local exchange carrier at higher tariffed special access rates or transport services purchased from other competitive access providers. In either event, our cost of service could rise dramatically and our plans for a service rollout for use of our own network facilities could be delayed substantially or derailed entirely.

          Although the incumbent local exchange company's unbundling requirements for local circuit switching arising under Section 251 of the 1996 Act have been eliminated by the FCC's December 15, 2004 order, competitive carriers access to local circuit switching on an unbundled basis is preserved under Section 271 of the 1996 Act as a condition to the Regional Bell Operating Company's ability to provide in-region long distance services. However, the local circuit switching element, if accessible to competitive carriers only pursuant to Section 271 of the 1996 Act, may be offered at significantly higher rates and subject to less favorable terms and conditions imposed by the incumbent local exchange companies, including the possibility that the incumbent local exchange companies will not be required to combine unbundled local circuit switching provided pursuant to Section 271 with other non-unbundled network elements or tariffed services.

          As of March 11, 2005, local circuit switching effectively became unavailable to us at then existing rates. Accordingly, for new customers and possibly new lines for existing customers, we will be unable to offer our telecommunications services as we have done in the past and will instead be required to serve customers by other means, including total service resale agreements with the incumbent local exchange companies, commercial agreements with the incumbent local exchange companies, through the use of our own network facilities, by migrating customers onto the networks of other facilities-based competitive local telephone companies or by purchasing critical network elements on an unbundled basis at "just and reasonable" rates pursuant to Section 271 of the 1996 Act, which presumably will be higher than the rates currently available to us. Since element purchases pursuant to Section 271will be on an unbundled basis, we will need to pay additional charges to combine these elements. For existing customers, as detailed earlier, the FCC announced a one-year transition during which competitors will be obligated to pay an immediate $1 price increase for existing customer's switching. With the transition period, we will have a year to transition such customers to other network facilities, resale, competitive substitutes or elements purchased through Section 271. Our transition from providing telecommunications services on an unbundled network element platform basis to providing services on another network or otherwise will result in a significant reduction in the number of new customers that we add in the periods after March 11, 2005 compared to prior periods, will prevent service roll-out in some markets, increase our costs and negatively impact our business, prospects, operating margins, results of operations, cash flows and financial condition.

          In anticipation of the recent developments regarding the FCC's unbundling rules, we have started evaluating the deployment of local switches in selected markets along with related collocation equipment. The use of our own local switch could diminish our reliance on incumbent local exchange company-provided local circuit switching, but could increase our reliance on incumbent local exchange company unbundled loop and unbundled transport facilities over time.

          If we were to deploy local switching, the unavailability of dedicated transport facilities, dark fiber and entrance facilities under the FCC's rules on an unbundled basis at cost-based rates along certain routes may adversely impact us. If many routes become effectively unavailable to us under the FCC's newly adopted rules, our plans to deploy our own network facilities could be substantially impeded, and we could be forced to use other means to effect this deployment, including the use of facilities purchased at higher tariffed special access rates or transport services purchased from other facilities-based competitive local telephone carriers. In either event, our cost of service could rise dramatically and our plans for a service rollout for use of our own network facilities could be delayed substantially or derailed entirely. This would have a material adverse effect on our business, prospects, operating margins, results of operations, cash flows and financial condition.

          We believe the loss of the availability of DS3 and DS1 loops at cost-based rates will result in materially higher prices on loops that we must purchase from either the incumbent local exchange company or a competitive access provider. At this time, we cannot determine how many loops will become unavailable at cost-based rates or the effect upon our network plans.

          On January 18, 2005, the U.S. Court of Appeals for the D.C. Circuit ordered the FCC to provide promptly a release date for the new rules and on January 26, 2005, the FCC informed the Court of the FCC Chairman's plans to release the rules on or before February 4, 2005. The FCC issued its final rules on February 4, 2005. Appeals of the order have been filed in several U.S. appellate courts and the appeals have been assigned to the U.S. Court of Appeals for the Third Circuit, although it is expected that the Regional Bell Operating Companies will move to transfer the cases to the U.S. Court of Appeals for the D.C. Circuit. More appeals are expected.

          The FCC has encouraged incumbent local exchange companies and competitive local exchange companies to engage in commercial negotiations to provide access to incumbent local exchange company facilities that may no longer be available as unbundled network elements as a result of the withdrawal of unbundling obligations, including the unbundled network element platform. Although a few such agreements have been announced, a majority of competitive local exchange companies have not negotiated new agreements as of this date. While we have engaged in general discussions with some of the incumbent local exchange companies, we have been unable to reach any agreements and there can be no assurances that we will be able to reach agreement in the future. We have signed an interim agreement with Verizon.

          FCC rules implementing the local competition provisions of the 1996 Act currently permit competitive local exchange companies to lease unbundled network elements at rates determined by state public utility commissions employing the FCC's Total Element Long Run Incremental Cost, or TELRIC, forward looking, cost-based pricing model. On September 15, 2003, the FCC opened a proceeding reexamining the TELRIC methodology and wholesale pricing rules for communications services made available for resale by incumbent local exchange companies in accordance with the 1996 Act. This proceeding will comprehensively re-examine whether the TELRIC pricing model produces unpredictable pricing inconsistent with appropriate economic signals; fails to adequately reflect the real-world attributes of the routing and topography of an incumbent local exchange company's network; and creates disincentives to investment in facilities by understating forward-looking costs in pricing Regional Bell Operating Company network facilities and overstating efficiency assumptions. We have participated in this proceeding as a member of a consortium of competitive local exchange companies. To date, the FCC has not yet issued revised TELRIC rules. The TELRIC methodology still governs our pricing for loops purchased from the incumbent local exchange companies. We cannot predict if the FCC will order new TELRIC pricing or if Congress will amend the 1996 Act, affecting such pricing. The application and effect of a revised TELRIC pricing model on the communications industry generally and on certain of our business activities cannot be determined at this time, but it could have a material impact on our business.

Interconnection Agreements

          Pursuant to FCC rules implementing the 1996 Act, we negotiate interconnection agreements with incumbent local exchange companies to obtain access to unbundled network elements and other services, generally on a state-by-state basis. These agreements typically have two- to three-year terms. We currently have interconnection agreements, or their equivalent, in effect with BellSouth and Verizon in the states where such companies act as the incumbent local exchange company. Our agreements generally are subject to amendment based upon a change of law. Following the adoption or vacating of unbundling rules, the incumbent local exchange companies typically invoke the change of law provisions in our interconnection agreements. These provisions generally provide that when a party to the agreement believes that its obligations under the agreement have changed as a result of a change in applicable law, it may request that the other party enter into negotiations to amend the agreement, and that in the event the parties are unable to agree upon an amendment, the dispute is to be arbitrated either by a neutral arbitrator or by the relevant state commission. Several of the incumbent local exchange companies claim to have provided us with such change of law notification, although we dispute the effectiveness of these notices. We do not know when any such negotiations, where applicable, might begin or conclude or the impact on our business of any amendments to our interconnection agreements resulting from such negotiations. In an increasing number of cases, incumbent local exchange companies are taking the position that changes of law, including reductions in incumbent local exchange companies_ unbundling obligations, do not require negotiations. Rather, incumbent local exchange companies are arguing with respect to many interconnection agreements that the agreements are amended automatically and immediately without a written amendment. Additionally, incumbent local exchange companies are taking the position that they can reject an order for elements on a route that they deem to be competitive under the FCC's final rules. We have opposed these positions and cannot predict at this time whether the incumbent local exchange companies will prevail in their arguments regarding automatic amendment with respect to any particular interconnection agreement we currently operate under or their ability to unilaterally reject orders, nor can we precisely determine what the impact will be of any such resolution. While we have engaged in discussions with incumbent local exchange companies regarding our various interconnection agreements, we have not been successful in entering into any new agreements or amendments thereto.

Collocation

          FCC rules generally require incumbent local exchange companies to permit competitors to collocate equipment used for interconnection and/or access to unbundled network elements. Changes to those rules, upheld in 2002 by the D.C. Circuit, allow competitors to collocate multifunctional equipment and require incumbent local exchange companies to provision cross-connects between collocated carriers. We cannot determine the effect, if any, of future changes in the FCC's collocation rules on our business or operations.

Access Charges

          We pay access fees to local exchange carriers for the origination and termination of our long distance communications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the extent access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase.

          As a local exchange provider, we bill long distance providers access charges for the origination and termination of those providers' long distance calls. Accordingly, in contrast with our long distance operations, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. As an entity that collects and remits access charges, we must properly track and record the jurisdiction of our communications traffic and remit or collect access charges accordingly. The result of any changes to the existing regulatory scheme for access charges or a determination that we have been improperly recording the jurisdiction of our communications traffic could have a material adverse effect on our business.

          The FCC has indicated that its existing carrier compensation rules constitute transitional regimes that will conclude in mid-2005, when a new interstate intercarrier compensation regime based on bill-and-keep or another alternative should be in place. Because we both make payments to and receive payments from other carriers for the exchange of local and long distance calls, we will be affected by changes in the FCC's intercarrier compensation rules. We cannot predict the impact that any such changes may have on our business.

          Our costs of providing long distance services, and our revenues for providing local services, also are affected by changes in access charge rates imposed on competitive local exchange companies. Pursuant to the FCC's 2001 CLEC Access Charge Order, which lowered the rates that competitive local exchange companies may charge long distance carriers for the origination and termination of calls over local facilities, access rates were reduced during 2003 and were reduced again during 2004. AT&T and Sprint have appealed the CLEC Access Charge Order to the D.C. Circuit, arguing that the FCC's benchmark rates are too high.

          The FCC issued the first Access Charge Reform Report and Order in 1997. Although the FCC has since issued five further orders in that docket, several petitions for reconsideration and clarification of the 1997 Order remain pending. On December 15, 2003, the FCC issued a public notice requesting that the parties to such petitions file supplemental notices identifying any issues that were raised in the petitions and that have not been otherwise resolved. We cannot predict whether the FCC will further modify its access charge rules as a result of this proceeding, or the effect that any such changes would have on our business.

          Over the last several years, the FCC has granted incumbent local exchange companies significant flexibility in pricing interstate special and switched access services. In August 1999, the FCC granted immediate pricing flexibility to many incumbent local exchange companies and established a framework for granting greater flexibility in the pricing of all interstate access services once an incumbent local exchange company market satisfies certain prescribed competitive criteria. In February 2001, the D.C. Circuit upheld the FCC's prescribed competitive criteria. To date, the FCC has granted pricing flexibility in numerous specific markets to the Regional Bell Operating Companies. This pricing flexibility may result in Regional Bell Operating Companies lowering their prices in high traffic density areas, including areas where we compete or plan to compete. We anticipate that the FCC will continue to grant incumbent local exchange companies greater pricing flexibility for access services if the number of actual and potential competitors increases in each of these markets.

          The FCC issued a Notice of Public Rulemaking on February 10, 2005 in WCC Docket No. 05-25. This notice includes a broad examination of the regulatory framework that is applied to local exchange carriers' interstate special access services preventing them from exceeding certain prices after June 30, 2005. In conducting this examination, the FCC announced that it seeks comment on the special access regulatory regime that should follow the expiration of the Coalition for Affordable Local and Long Distance Service plan, including whether to maintain or modify the Commission's pricing flexibility rules for special access services. We cannot predict whether the FCC will further modify its access change rules as a result of this proceeding or the effect that any such changes would have on our business.

          On February 10, 2005, the FCC also adopted a Further Notice of Proposed Rulemaking, and solicited comment on whether to adopt any of seven different comprehensive proposals for reform of the FCC's existing rules relating to intercarrier compensation. Further action in that proceeding could lead to substantial changes to the way that reciprocal compensation, switched access and universal charges are established and administered, and could lead to material reductions in our intercarrier compensation revenues.

Detariffing

          Consistent with other deregulatory measures, the FCC has largely eliminated carriers' obligations to file tariffs with the FCC containing prices, terms and conditions of service. All carriers, including us, were required to complete this detariffing process for interstate domestic commercial, or customer-specific, services by January 31, 2001, for consumer mass-market services by July 31, 2001, and for international services by January 2002. In lieu of federal tariffs, the FCC requires carriers to post information relating to the rates, terms, and conditions of services on their corporate web sites. Detariffing precludes our ability to rely on filed rates, terms and conditions as a means of providing notice to customers of prices, terms and conditions under which we offer services, and requires us instead to rely on individually negotiated agreements with end users. We remain subject to the 1934 Act's requirements that rates, terms and conditions of communications service be just, reasonable and not discriminatory, and we are subject to the FCC's jurisdiction over customer complaints regarding our communications services.

          In 2002, a coalition of consumer-protection advocates and state public utility commissions asked the FCC to require non-dominant interexchange carriers to give at least 30 days' advance written notice to their presubscribed customers of any material change to the rates, terms or conditions of a carrier-customer agreement. The coalition argued that since detariffing took effect, customer agreements generally offered by interexchange carriers reserve for the carriers the right to unilaterally change rates, terms and conditions at any time, thereby preventing consumers from making informed decisions regarding the terms under which they acquire service from carriers. To date, the FCC has not instituted such a proceeding. If adopted, such requirements could constrain our ability to modify our rates, terms and conditions in response to competitive market pressures.

Advanced Services

          Section 706 of the 1996 Act requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans, and
Section 10 of the 1934 Act requires the FCC to forbear from applying regulation where forbearance from regulation would be in the public interest. Several incumbent local exchange companies have petitioned the FCC pursuant to these provisions to modify or eliminate network unbundling obligations related to these advanced services, or to forbear from imposing the FCC_s unbundling and interconnection rules. In addition, incumbent local exchange companies have filed similar petitions asking the FCC to bar competitive carriers like us from billing and collecting interexchange carrier switched access charges when providing service through the use of the local switching unbundled network element. If any of these petitions for waiver or forbearance are approved by action or inaction of the FCC, our access to critical unbundled network elements could be thwarted, or our ability to collect switched access charges could be forestalled, which could have a material adverse effect on our operations.

Universal Service

          Section 254 of the 1934 Act and the FCC's implementing rules require all communications carriers providing interstate or international communications services to periodically contribute to the Universal Service Fund, or USF. The USF supports four programs administered by the Universal Service Administrative Company with oversight from the FCC: (i) communications and information services for schools and libraries, (ii) communications and information services for rural health care providers, (iii) basic telephone service in regions characterized by high communications costs or low income levels, and (iv) interstate common line support. Periodic USF contribution requirements currently are measured and assessed based on the total subsidy funding needs and each contributor's percentage of the total of certain interstate and international end user communications revenues reported to the FCC by all communications carriers. We measure and report our revenues in accordance with rules adopted by the FCC. The contribution rate factors are calculated and revised quarterly and we are billed for our contribution requirements each month based on projected interstate and international end-user communications revenues, subject to periodic true up.

          USF contributions may be passed through to consumers on an equitable and nondiscriminatory basis either as a component of the rate charged for communications services or as a separately invoiced line item. Since April 1, 2003, communications carriers have been prohibited from using a separate line item on invoices to identify, as a recovery of USF contributions, amounts that exceed the rate of actual USF contributions.

          A proceeding pending before the FCC has the potential to significantly alter our USF contribution obligations. The FCC is considering changing the basis upon which our USF contributions are determined from a revenue percentage measurement to a connection or telephone number measurement. Adoption of this proposal could have a material adverse affect on our costs, our ability to separately list USF contributions on end-user bills and our ability to collect these fees from our customers.

          The application and effect of changes to the USF contribution requirements and similar state requirements on the communications industry generally and on certain of our business activities cannot be predicted. If our collection procedures result in over-collection, we could be required to make reimbursements of such over-collection and be subject to penalty, which could have a material adverse affect on our business, financial condition and results of operations. If a federal or state regulatory body determines that we have incorrectly calculated or remitted any USF contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon. No such proceeding has been commenced at this time against us.

Network Information

          FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. Such protected information, known as Customer Proprietary Network Information, or CPNI, includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. The FCC's initial CPNI rules prevented a carrier from using CPNI to market certain services without the express approval of the affected customer, referred to as an opt-in approach. In July 2002, the FCC revised its opt-in rules in a manner that limits our ability to use the CPNI of our subscribers without first engaging in extensive customer service processes and record keeping. Certain states have also adopted state-specific CPNI rules. We use our subscribers' CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented those guidelines incorrectly, we could be subject to fines or penalties. In addition, correcting our internal customer systems and CPNI processes could generate significant administrative expenses.

Regulation of Internet Service Providers and VoIP

          To date, the FCC has treated Internet service providers, or ISPs, as enhanced service providers exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the USF. Nevertheless, regulations governing the disclosure of confidential communications, copyright, excise tax and other requirements may apply to our Internet access services. In addition, Congress has passed a number of laws that concern the Internet and Internet users. Generally, these laws limit the potential liability of ISPs and hosting companies that do not knowingly engage in unlawful activity. Congress is actively considering a variety of Internet regulation bills, some of which, if signed into law, could impose obligations on us to monitor the Internet activities of our customers.

          Where communications service providers have offered enhanced services in addition to their communications services, the FCC and state public utility commissions generally have exempted the enhanced service component and its associated revenue from legacy communications regulations. Some of the services we provide are enhanced services. Future and pending FCC and state proceedings may significantly affect our future provision of enhanced services.

          The use of the public Internet and private Internet protocol networks to provide voice communications services, including voice-over-Internet protocol, or VoIP, is a relatively recent market development. The provision of such services is largely unregulated within the United States. In a 1998 Report to Congress, the FCC declined to conclude that IP telephony services constitute telecommunications services and stated that it would undertake a subsequent examination of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC indicated that, in the future, it would consider the extent to which phone-to-phone Internet telephony providers could be considered telecommunications carriers such that they could be subject to regulations governing traditional telephone companies. The FCC also stated that, although it did not have a sufficient record upon which to make a definitive ruling, the record suggested that, to the extent that certain forms of phone-to-phone IP telephony appear to possess the same characteristics as traditional communications services and to the extent the providers of those services utilize circuit-switched access in the same manner as interexchange carriers, the FCC may find it reasonable to require that IP telephony providers pay charges similar to access charges. The FCC recognized, however, that it should consider forbearing from imposing rules that would apply to phone-to-phone Internet telephony providers if they were classified as telecommunications carriers. To date, the FCC has not imposed regulatory surcharges or traditional common carrier regulation upon providers of Internet communications services.

          Several pending FCC proceedings will affect the regulatory status of Internet telephony. On February 12, 2004, the FCC adopted a notice of proposed rulemaking to address, in a comprehensive manner, the future regulation of services and applications making use of Internet protocol, including VoIP. In the absence of federal legislation, we expect that through this IP-Enabled Services proceeding the FCC will resolve certain regulatory issues relating to VoIP services and develop a regulatory framework that is unique to IP telephony providers or that subjects VoIP providers to minimal regulatory requirements. We cannot predict when the FCC may take such actions. The FCC may determine that certain types of Internet telephony should be regulated like basic interstate communications services, rendering VoIP calls subject to the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone networks to originate and terminate long-distance calls, generally on a per minute basis. The FCC also may conclude that Internet telephony providers should contribute to the USF. The FCC's pending review of intercarrier compensation policies (discussed above) also may have an adverse impact on enhanced service providers.

          In a series of decisions issued in 2004, the FCC clarified that the FCC, not the state public utility commissions, has jurisdiction to decide the regulatory status of certain IP-enabled services, including certain types of VoIP. On November 12, 2004, in response to a request by Vonage Holdings Corp. (Vonage), a VoIP services provider, the FCC issued an order preempting the Minnesota PUC from imposing traditional telephone company regulation of VoIP service, finding that the FCC alone could make such decisions because the service cannot be separated into interstate and intrastate communications without negating federal rules and policies. In September 2003, the Minnesota PUC had issued an order requiring Vonage to comply with Minnesota laws that regulate telephone companies. That order was appealed to the U.S. District Court for the District of Minnesota, which issued a permanent injunction based on its determination that federal communications law preempts the Minnesota PUC from imposing state law common carrier telecommunications regulations on information service providers such as Vonage. The Minnesota PUC appealed the judgment to the U.S. Court of Appeals for the Eighth Circuit. While the appeal was pending, the FCC issued its preemption order. In an order filed December 22, 2004, the Eighth Circuit concluded that the intervening FCC preemption order was binding on the court and could not be challenged in the litigation. On that basis, the Court of Appeals affirmed the judgment of the district court, that the Minnesota PUC did not have jurisdiction to regulate the provision of the Vonage services. Four state commissions, including Minnesota, and the National Association of State Utility Consumer Advocates (NASUCA) have asked federal appeals courts to overturn the FCC's November 2004 order.

          On October 18, 2002, AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent incumbent local exchange companies from imposing traditional circuit-switched access charges on phone-to-phone IP services. In April 2004, the FCC issued an order concluding that, under current rules, AT&T's phone-to-phone IP telephony service is a telecommunications service upon which interstate access charges may be assessed. AT&T's service consists of an interexchange call initiated by an end user who dials 1 + the called number from a regular telephone. When the call reaches AT&T's network, AT&T converts it into an IP format and transports it over AT&T's Internet backbone. AT&T then converts the call back from the IP format and delivers it to the called party through local exchange carrier local business lines. This decision is thus limited to interexchange service that: (1) uses ordinary customer premises equipment with no enhanced functionality; (2) originates and terminates on the public switched telephone network; and (3) undergoes no net protocol conversion and provides no enhanced functionality to end users due to the provider's use of IP technology. The FCC made no determination regarding retroactive application of its ruling, and stated that the decision does not preclude it from adopting a different approach when it resolves the IP-Enabled Services or Intercarrier Compensation rulemaking proceedings.

          On February 5, 2003, pulver.com filed a petition with the FCC seeking a declaratory ruling that its Free World Dialup service, which facilitates point-to-point broadband Internet protocol voice communications, is neither telecommunications nor a telecommunications service as these terms are defined in the 1934 Act. The FCC granted the pulver.com petition on February 12, 2004, establishing that Free World Dialup is an information service, as defined in the 1934 Act. The FCC limited this finding to VoIP services that, like Free World Dialup, exist solely as an Internet application, similar to electronic mail and instant messaging, and which do not rely on the public switched telephone network. Information services are subject to federal regulatory authority, but may not be regulated by state authorities.

          On February 23, 2005, the FCC denied a petition filed by AT&T requesting that the FCC deem its enhanced prepaid calling card plan interstate and informational in nature, and thus exempt from universal service and intrastate access charge payments. The FCC ruled that the AT&T prepaid calling cards at issue constituted "telecommunications service" that is subject to the assessment of switched access charges and universal service fund assessments. The FCC also requested further comment on whether other types of prepaid cards, including those that provide callers the option to listen to information or are transmitted using internet protocol technology, are also subject to switched access charge and universal service fund assessment.

          Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, licensing and 911 emergency access, may be subject to federal or state regulation. For instance, in 2002 the FCC undertook an examination of whether emergency 911 requirements should be extended to packet-based networks and services. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect communications costs or that may increase the likelihood of competition from Regional Bell Operating Companies or other communications companies could increase our costs of providing service.

Taxes and Regulatory Fees

          We are subject to numerous local, state and federal taxes and regulatory fees, including but not limited to a 3% Federal excise tax on communications service, FCC regulatory fees and public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

          On July 2, 2004, the Internal Revenue Service issued an advance notice of proposed rulemaking asking for public comment on expanding the current 3% excise tax to new communications services, such as VoIP and other IP-based services, applications, and technologies, to reflect changes in technology. The comment cycle ended September 30, 2004. We cannot predict the outcome of this proceeding on our business.

State Regulation

          The 1934 Act maintains the authority of individual states to impose their own regulation of rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. Because we provide communications services that originate and terminate within individual states, including both local service and in-state long distance toll calls, we are subject to the jurisdiction of the PUC and other regulators in each state in which we provide such services. For instance, we must obtain a Certificate of Public Convenience and Necessity or similar authorization before we may commence the provision of communications services in a state. We have obtained Certificates of Public Convenience and Necessity to provide facilities-based or resold competitive local and interexchange service in every state that we provide services. As our local service business expands, we may offer additional intrastate services and may become subject to additional state regulations.

          In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements and obligations to contribute to state universal service and other funds. State commissions also have jurisdiction to approve negotiated rates, and to establish rates through arbitration for interconnection, including rates for unbundled network elements.

          We also are subject to state laws and regulations regarding slamming, cramming and other consumer protection and disclosure regulations. These rules could substantially increase the cost of doing business in any particular state. State commissions have issued or proposed several substantial fines against competitive local exchange companies for slamming or cramming. The risk of financial damage from slamming, in the form of fines, penalties and legal fees and costs, and to business reputation is significant. A slamming complaint before a state commission could generate substantial litigation expenses. In addition, state law enforcement authorities may use their consumer protection authority against us if we fail to meet applicable state law requirements.

          States also retain the right to sanction a service provider or to revoke certification if a service provider violates relevant laws or regulations. If any regulatory agency were to conclude that we are or were providing intrastate services without the appropriate authority, the agency could initiate enforcement actions, which could include the imposition of fines, a requirement to disgorge revenues, or refusal to grant regulatory authority necessary for the future provision of intrastate services.

          We may be subject to requirements in some states to obtain prior approval for, or notify the state commission of, any transfers of control, sales of assets, corporate reorganizations, issuance of stock or debt instruments and related transactions. Although we believe such authorizations could be obtained in due course, there can be no assurance that state commissions would grant us authority to complete any of these transactions, or that such authority would be granted on a timely basis.

          Rates for intrastate-switched access services, which we provide to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state in which the call originated and /or terminated. Such regulation by states could have a material adverse affect on our revenues and business opportunities within that state. State public utility commissions also regulate the rates incumbent local exchange companies charge for interconnection of network elements with, and resale of services by, competitors. In response to the USTA II decision and the FCC's ongoing TRO proceedings, some state commissions have continued proceedings to address issues affecting the rates, terms and conditions of intrastate services while other states suspended or terminated their proceedings. Any such proceedings may affect the rates, terms, and conditions contained in our interconnection agreements. The pricing, terms and conditions under which the incumbent local exchange company in each of the states in which we currently operate offers such services may preclude our ability to offer a competitively viable and profitable product within these and other states prospectively.

          Some states are considering enactment of legislation that would deregulate incumbent local exchange company broadband facilities and services. If such legislation became law, it could prevent state regulators from requiring that incumbent local exchange companies allow competitive carriers to interconnect with critical facilities used to provide broadband services on reasonable terms.

Federal and State Regulation of Marketing

          Our current and past direct and partner marketing efforts all require compliance with relevant federal and state regulations that govern the sale of telecommunication services. The FCC and many states have rules that prohibit switching a customer from one carrier to another without the customer's express consent and specify how that consent must be obtained and verified. Most states also have consumer protection laws that further define the framework within which our marketing activities must be conducted. While directed at curbing abusive marketing practices, the design and enforcement of these rules can have the incidental effect of entrenching incumbent local exchange companies and hindering the growth of new competitors, such as our business.

          Our marketing efforts are carried out through a variety of marketing programs, including referrals from existing customers, outbound telemarketing, direct sales through independent agents, broadcast media, online marketing initiatives and direct mail. Restrictions on the marketing of telecommunication services are becoming stricter in the wake of widespread consumer complaints throughout the industry about "slamming" (the unauthorized change of a customer's service from one carrier to another carrier) and "cramming" (the unauthorized provision of additional telecommunication services). The 1996 Act strengthened penalties against slamming, and the FCC issued and updated rules tightening federal requirements for the verification of orders for telecommunication services and establishing additional financial penalties for slamming. In addition, many states have been active in restricting marketing through new legislation and regulation, as well as through enhanced enforcement activities. On October 1, 2003, the FCC's rules and regulations governing the creation and enforcement of national "do not call" databases became effective, which has had the effect of reducing the total number of leads available to us for outbound telemarketing (which is currently one of our important sales channels) in a given market. On February 18, 2005, the FCC released new rules that clarified certain aspects of the national "do not call" database. Notwithstanding, we can still market to these leads through our other sales channels, including direct mail. The constraints of federal and state regulation, as well as increased FCC, Federal Trade Commission and state enforcement attention, could limit the scope and the success of our marketing efforts and subject them to enforcement actions, which may have an adverse effect on us.

          Statutes and regulations designed to protect consumer privacy also may have the incidental effect of hindering the growth of newer telecommunication carriers such as us. For example, the FCC rules that restrict the use of "customer proprietary network information" (information that a carrier obtains about its customers through their use of the carrier's services) may make it more difficult for us to market additional telecommunication services (such as local and wireless), as well as other services and products, to our existing customers.

Other Domestic Regulation

          We are subject to a variety of federal, state, and local environmental, safety and health laws, and regulations governing matters such as the generation, storage, handling, use, and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites, and endangered species and the health and safety of employees. We also may be subject to laws requiring the investigation and cleanup of contamination at sites we own or operate or at third-party waste disposal sites. Such laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination.

          We operate several sites in connection with our operations. We are not aware of any liability or alleged liability at any operated sites or third-party waste disposal sites that would be expected to have a material adverse effect on us. Although we monitor our compliance with environmental, safety and health laws and regulations, we cannot give assurances that it has been or will be in complete compliance with these laws and regulations. We may be subject to fines or other sanctions by federal, state and local governmental authorities if we fail to obtain required permits or violate applicable laws and regulations.

                                   PERSONNEL

          As of the April 1, 2005, Covista and its subsidiaries employed 162 full-time and part-time employees in its telecommunication business. Covista also utilizes the services of approximately 1,000 independent sales agents. Covista considers its relations with its employees and independent sales agents to be satisfactory.

ITEM 2. Properties

          On February 6, 1998, Covista entered into a lease for approximately 5,000 square feet of space at 28 W. Flagler Street, Miami, Florida, for use as a switching facility. The term of the lease is 15 years, commencing February 1, 1998. The annual rental is approximately $116,160, with an annual adjustment based on the Revised Urban Wage Earners and Clerical Workers Index, capped at a maximum of 3% increase over the prior year's rental payment. In addition, Covista is liable for its proportionate share of increases in real estate taxes and operating expenses over the base year.

          On September 1, 2001, Covista entered into a lease agreement for approximately 28,000 square feet of office space in Chattanooga, Tennessee, with Henry G. Luken III, Chairman of the Board, and a principal shareholder of Covista. The original term of the lease was for five years and has been extended for an additional five years. The lease provides for annual rent of $86,400 from September 1, 2001 to August 30, 2002; $115,200 from September 1, 2002 to August 30, 2003; $144,000 from September 1, 2003 to August 30, 2004, with the last two years to be $144,000 annually adjusted for the Consumer Price Index. Covista believes that such premises are leased on terms not less favorable than an arm's length transaction.

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

          On May 31, 2002, Covista entered into a lease for 2,900 useable (3,335 rentable) square feet at 511-11th Avenue South, Suite 312, Minneapolis, Minnesota for use as a switching facility. The lease expires on May 31, 2009. Annual rent is payable as follows: Year 1 = $86,376, Year 2 = $93,047, Year 3 = $96,382, Year 4 = $99,717, Year 5 = $103,052, Year 6 = $106,387, and Year 7 =
$109,721. The lease may be renewed for an additional 5 years, upon 4 months' written notice prior to the lease expiration date. Covista pays its proportionate share of real estate taxes and utilities for the leased space.

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

          As a result of the PAETEC transaction, the Company assigned and PAETEC assumed responsibility for certain property leases. These included switching facilities located in New York and Philadelphia in addition to office facilities in Paramus, NJ and Bensalem, PA.

ITEM 3. Pending Legal Proceedings

          There are no pending legal proceedings, which could be expected to have a material adverse effect on Covista.

ITEM 4. Submission of Matters to a Vote of Security Holders

          A proxy statement dated September 24, 2004 and mailed to stockholders on or about September 24, 2004 provided details on the election of six directors to serve for a term of one year and until their successors were duly elected and qualified; ratification of the selection of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending January 31, 2005; the adoption of the Company's Audit Committee Charter; and the transaction of such other business as properly came before the meeting or any adjournment or postponement thereof. During the scheduled annual meeting of stockholders on October 28, 2004, all of the foregoing matters were approved by the requisite vote of stockholders of Covista.

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

FISCAL 2004                         HIGH    LOW
-----------                         ----    ----
February 1, 2003 thru April 30     $3.62   $1.75
May 1 thru July 31                 $4.10   $1.82
August 1 thru October 31           $3.55   $2.60
November 1 thru January 31, 2004   $4.00   $2.21

FISCAL 2005                         HIGH    LOW
-----------                         ----    ----
February 1, 2004 thru April 30     $3.55   $2.80
May 1 thru July 31                 $3.15   $2.26
August 1 thru October 31           $2.43   $1.62
November 1 thru January 31, 2005   $2.30   $1.55

Covista has not paid or declared any cash dividends during the past two fiscal years and does not anticipate paying any in the foreseeable future.

Compensation Plans and Securities

          The following table sets forth certain information as of January 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                            Number of Securities
                                         Number of Securities to     Weighted-Average     Remaining Available for
                                         be Issued Upon Exercise     Exercise Price of     Future Issuance Under
                                         of Outstanding Options,   Outstanding Options,     Equity Compensation
             Plan Category                 Warrants and Rights      Warrants and Rights          Plans (1)
--------------------------------------   -----------------------   --------------------   -----------------------
Equity compensation plans approved by
   security holders                             1,391,958                  $2.90                 1,257,100

Equity compensation plans not approved
   by security holders                                 --                     --                        --
                                                ---------                  -----                 ---------
Total                                           1,391,958                  $2.90                 1,257,100

(1) Under all plans, if any shares subject to a previous award are forfeited, or if any award is terminated without issuance of shares or satisfied with other consideration, the shares subject to such award shall again be available for future grants.

ITEM 6. Selected Financial Data

          The following selected consolidated statement of operations data, balance sheet data, and cash flow data as of and for the years ended January 31, 2005, 2004, 2003, 2002, and 2001 have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes hereto.


                                                    (In thousands except per share amounts)
                                                             Year ended January 31,
                                              ---------------------------------------------------
                                                2005      2004      2003        2002       2001
                                              -------   -------   --------    --------   --------
RESULTS OF OPERATIONS:
Net Revenues                                  $59,840   $84,056   $100,960    $ 95,313   $133,230
Net Loss                                      $(5,333)  $  (944)  $ (9,407)   $(11,970)  $ (8,629)
Weighted average common shares outstanding:
   Basic                                       17,822    17,796     13,283      10,204      7,324
   Diluted                                     17,822    17,796     13,283      10,204      7,324
Loss per common and equivalent shares:
Basic loss per share                          $  (.30)  $  (.05)  $  (0.71)   $  (1.17)  $  (1.18)
Diluted loss per share                        $  (.30)  $  (.05)  $  (0.71)   $  (1.17)  $  (1.18)
Cash dividends per common share                  None      None       None        None       None
Additions to property and equipment           $   242   $   277   $  4,943(b) $  5,465   $  3,227
Depreciation and amortization                 $ 3,552   $ 5,932   $  7,442    $  4,569   $  3,578

FINANCIAL POSITION:
Working Capital                               $ 4,538   $(6,088)  $ (9,536)   $(11,327)  $ (7,734)
Property and equipment-net                    $ 6,082   $11,654   $ 15,150    $ 12,490   $ 13,021
Total assets                                  $27,231   $40,887   $ 51,050    $ 31,257   $ 39,097
Long-term debt                                $     0   $   573   $  1,811    $ 4,400(a) $    382
Shareholders' Equity                          $13,514   $18,833   $ 19,693    $  1,569   $  5,777
Common shares outstanding                      17,822    17,817     17,783      10,849      7,969

(a) $4,400,000 consists of a loan from Covista's Chairman of the Board, which was converted to equity in Fiscal 2003 (see ITEM 13).
(b) Includes $3,400,000 of property contribution from Covista's Chairman of the Board (see ITEM 13).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion is presented to assist in assessing the changes in financial condition and performance of Covista for the fiscal years ended January 31, 2003 (Fiscal 2003), January 31, 2004 (Fiscal 2004) and January 31, 2005 (Fiscal 2005). The following information should be read in conjunction with the financial statements and related notes and other detailed information regarding Covista included elsewhere in this report.

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

                              RESULTS OF OPERATIONS

                     FISCAL 2005 AS COMPARED TO FISCAL 2004

Revenues

          The Company sells telecommunication services to three distinct segments: a residential segment targeting residential users, a retail segment consisting primarily of small to medium size businesses and a wholesale segment with sales to other telecommunications carriers.

          Net sales of telecommunications services for the fiscal year ended January 31, 2005 were approximately $59,840,000, a decrease of approximately $24,216,000 or 29% from the approximately $84,056,000 of net sales in Fiscal 2004. These revenues were comprised of retail sales of approximately $33,639,000, residential revenue of approximately $23,017,000 and wholesale revenue of approximately $3,184,000. Covista billed approximately 926 million minutes in Fiscal 2005 as compared to approximately 1.27 billion minutes in Fiscal 2004, a decrease of 345 million minutes or 27%. The overall decrease is primarily related to the sale of certain retail customers to PAETEC as further discussed below and intense competitive pressure in the retail segment.

          Net retail sales for Fiscal 2005 were approximately $33,639,000, a decrease of approximately $28,781,000, or 46% from the approximately $62,420,000 billed in Fiscal 2004. Current year retail sales includes approximately $1,452,000 of local service revenue versus approximately $50,000 of local service revenue in the prior year. Retail billed minutes were approximately 490 million, a decrease of approximately 426 million minutes or 46%, versus the retail minutes of approximately 917 million billed in Fiscal 2004. The average blended price per minute of $.067 decreased approximately 1.5% versus the prior year blended average rate per minute of $.068 as the industry continues to experience decreased price per minute of usage. Covista does not foresee that this trend in pricing will abate in the near future. The current year sales decrease in the retail segment is primarily attributed to the Company's sale of a major portion of its retail customer base to PAETEC, in addition to the intense competitive pressure from other providers, especially those which have the ability to bundle local dial tone with traditional long distance offerings. The Company does not foresee this intensely competitive climate relaxing in the near future. The Company plans to continue to support its remaining retail channel by expanding its competitive local and long distance product offering in selected markets, primarily in the Southeast.

          Net residential sales for Fiscal 2005 were approximately $23,017,000 for the year, an increase of approximately $5,756,000 or 33% from the approximately $17,261,000 billed in fiscal 2004. The Company expanded its local service revenue during the current fiscal year. Residential sales for Fiscal 2005 includes approximately $9,028,000 of local service revenue versus approximately $477,000 of local service revenue in the prior fiscal year. Residential billed minutes for Fiscal 2005 were approximately 295 million, a decrease of approximately 1 million minutes or 0.3% from the approximately 296 million billed in the previous year. The average blended price per minute of $0.047 decreased approximately 17.5% versus the prior year blended average rate per minute of $0.057 as the industry continues to experience decreased prices per minute of usage. Covista does not foresee that this trend in pricing will abate in the near future. The current year sales increase in the residential segment is primarily attributed the successful expansion of local service to these residential users in selected markets, in addition to direct marketing via mail and web based affinity marketing campaigns. While the Company has launched local services to the residential segment in certain markets, the Company plans to expand the number of markets in which it has the ability to offer its local and long distance bundled product offering. Additionally, the Company plans to expand its marketing resources to target new geographic market areas where the Company has the ability to offer competitive bundled services to residential users. These efforts will be accomplished in conjunction with maintaining the support required for the retail segment.

          Net wholesale (carrier) sales for Fiscal 2005 were approximately $3,184,000, a decrease of approximately $1,192,000 or 27% from the approximately $4,376,000 billed in Fiscal 2004. Fiscal 2005 wholesale revenue includes approximately $607,000 of access charges billed to other long distance carriers, which terminate calls to the Company's local customers. The Company did not record access billing in the previous year since it had an insignificant number of local customers in the prior year. Billed wholesale minutes amounted to approximately 142 million, an increase of approximately 84 million minutes or 145% from the billed wholesale minutes of approximately 58 million billed in Fiscal 2004 as the minute mix shifted to a greater share of domestic versus international termination. The Company plans to maintain nominal wholesale volume in the future, based on network capacity and gross margin opportunities while balancing any possible financial exposure related to un-collectable balances.

Cost of Revenue

          Cost of revenue for Fiscal 2005 was approximately $32,833,000, a decrease of approximately $14,506,000 or 31% from the approximately $47,339,000 recorded in Fiscal 2003. The decrease in cost of revenue was favorable in relationship to the overall revenue decrease of 29% discussed previously.

          In the normal course of business, billings for line costs are often not received until after the period of service, Covista, therefore, uses certain estimates to determine its monthly cost of revenue ("line cost") and corresponding accounts payable to these service providers. These line costs include fees for network transport, access, egress and facility charges. The Company completes a detailed bill audit function, which includes a comparison of invoices received to amounts accrued, contractual rates and applicable tariffs and engineering data regarding usage. Accrued amounts are adjusted based on the bill audit function and actual invoices received. These adjustments to actual expense are typically identified within 90 days following the period of estimate.

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

Selling, General and Administrative

          Selling, general and administrative (SG&A) expenses are comprised of selling and marketing costs, and general and administrative costs. SG&A expenses for Fiscal 2005 were approximately $27,049,000, a decrease of approximately $4,354,000 or 14% versus approximately $31,403,000 in the previous year. The overall decrease was primarily due to an overall decrease in payroll related costs of approximately $1,840,000; a decrease in commission expense as a result of lower retail revenue of approximately $3,956,000; increased marketing expenses related to the residential segment for the launch of local services of approximately $2,008,000; and general decreases in other categories of approximately $566,000.

Loss on Disposal of Assets and Restructuring Expense

          As a result of the PAETEC transaction, the Company recorded a pre-tax charge of approximately $696,000. In addition, the Company recorded a pre-tax restructuring charge of approximately $376,000 during the year related to employee severance and other costs associated with the consolidation of back office functions and other management initiatives.

Depreciation and Amortization

          Depreciation and amortization was approximately $3,552,000 for Fiscal 2005. The decrease of approximately $2,379,000 is primarily due to the sale of selected assets to PAETEC and the result of certain intangible assets becoming fully amortized between years.

Other Income and Expense

          Total other income (expense) for Fiscal 2005 was approximately ($487,000), representing an increase of approximately $159,000 versus approximately ($328,000) of expense from previous fiscal year. The largest component of other income (expense) is early retirement of debt. As a result of the PAETEC transaction, the Company terminated and paid its revolving credit facility with Capital Source Finance, LLC. The Company recorded an early termination expense of approximately $307,000 related to this payoff.

Stock Compensation Expense

          There was no stock compensation expense recorded for the Fiscal years ended January 31, 2005 and 2004.

Income Tax

          The Company recorded a tax provision of approximately $180,000 for the year ended 2005. The provision results from the Alternative Minimum Tax due to utilization of net operating loss carryforwards from the PAETEC transaction. No income tax was realized for the year ended January 31, 2004. The Company continues to provide a full valuation allowance against its net operating loss carryforwards due to uncertainty of realization.

Net Loss

          For the reasons set forth above, the net loss for Fiscal 2005 of approximately $5,333,000 represents an increase in net loss of approximately $4,389,000 over the net loss of approximately $944,000 reported in Fiscal 2004.

                              RESULTS OF OPERATIONS

                     FISCAL 2004 AS COMPARED TO FISCAL 2003

Revenues

          Net sales of telecommunications services for the fiscal year ended January 31, 2004 were approximately $84,056,000, a decrease of approximately $16,904,000 or 17% from the approximately $100,960,000 of net sales in Fiscal 2003. These revenues were comprised of retail sales of approximately $62,420,000, residential revenue of approximately $17,260,000 and wholesale revenue of approximately $4,376,000. Covista billed approximately 1,270,875,338 minutes in Fiscal 2004 as compared to approximately 1,453,124,000 minutes in Fiscal 2003, a decrease of 182,248,662 minutes or 13%. The overall decrease is primarily related to intense competitive pressure in the retail segment combined with planned reductions in wholesale revenue, as discussed in further details below.

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

          Net residential sales for Fiscal 2004 were approximately $17,261,000 for the year, an increase of approximately $4,271,000 or 33% from the approximately $12,990,000 billed in fiscal 2003. The Company launched local services, bundled together with long distance, into the residential segment during the current fiscal year. Net residential sales for Fiscal 2004 includes approximately $658,000 of bundled local service revenue. Residential billed minutes for Fiscal 2004 were approximately 296,102,000, an increase of approximately 100,070,000 minutes or 51% from the approximately 196,032,000 billed in the previous year. The average blended price per minute of $.0561 decreased approximately 15.4% versus the prior year blended average rate per minute of $.0663 as the industry continues to experience decreased prices per minute of usage. Covista does not foresee that this trend in pricing will abate in the near future. The current year increase in the residential segment is primarily attributed the successful launch of local service to these residential users in selected markets in addition to direct marketing via mail and web based affinity marketing campaigns. While the Company has launched local services to the residential segment in certain markets, the Company plans to expand the number of markets in which it has the ability to offer its local and long distance bundled product offering. Additionally, the Company plans to expand its marketing resources to target new geographic market areas where the Company has the ability to offer competitive bundled services to residential users. These efforts will be accomplished in conjunction with maintaining the support required for the retail segment.

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

Cost of Revenue

          Cost of revenue for Fiscal 2004 was approximately $47,339,000, a decrease of approximately $15,131,000 or 24% from the approximately $62,470,000 recorded in Fiscal 2003. The decrease in cost of revenue was favorable in relationship to the overall revenue decrease of 17% discussed previously. The decrease in cost of revenue is primarily a result of the decrease in lower margin wholesale volume of approximately $7,324,000 and the combined overall decline in retail and residential volume of approximately $5,445,000. In addition, the Company has improved its purchasing and line cost auditing functions. These improvements have allowed the Company to generate an additional savings of approximately $2,363,000 versus the prior year as a result of overall rate reductions and improved auditing and dispute resolution capabilities.

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

                              RESULTS OF OPERATIONS

                     FISCAL 2004 AS COMPARED TO FISCAL 2003

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

Stock Compensation Expense

          There was no stock compensation expense recorded for the Fiscal years ended January 31, 2004 and 2003.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Working Capital

          At January 31, 2005, Covista had a positive working capital of approximately $4,538,000, an increase of approximately $10,626,000 compared to the working capital deficit of approximately $6,088,000 at January 31, 2004. The increase in working capital in Fiscal 2005 was primarily attributable to the sale of selected customers and assets to PAETEC.

          In the opinion of management, cash on hand and cash flow from operations will be sufficient to meet the operating and capital needs of the Company for at least the next twelve months.

          The current ratio at January 31, 2005 was 1.33 to 1, representing an improvement versus the 0.71 to 1 ratio at the end of the previous fiscal year.

Cash Flow Statement

          The cash flow statement of Covista for Fiscal 2005 indicated an increase in cash and cash equivalents of approximately $4,809,000. Net cash used in operations was approximately $5,102,000 and the Company used approximately $2,570,000 in financing activities. The Company generated approximately $12,481,000 from investing activities, primarily resulting from the sale of selected customers and assets to PAETEC.

Accounts Receivable

          The Company has entered into offset arrangements with certain carrier customers, which are also vendors, allowing for the ability to offset payable balances against the Company's receivable balances.

          Covista experienced consolidated accounts receivable turnover of approximately 50 days as of January 31, 2005, versus approximately 46 days as of January 31, 2004. This change is primarily the result of relaxing credit requirements for a larger portion of the residential customer base.

                          CRITICAL ACCOUNTING POLICIES

Revenue Recognition

          The Company recognizes revenue on telecommunications services in the period that the service is provided. Revenue is recognized when earned based upon the following specific criteria: (1) persuasive evidence of arrangement exists, (2) services have been rendered, (3) seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

          Covista's revenue is generally comprised of fees paid by the end customers for voice, data services and carrier charges, including access. End customer revenue includes voice and data services and is comprised of monthly recurring charges and usage charges. Monthly recurring charges include the fees paid by customers for facilities in service and additional features on those facilities. Usage charges consist of usage-sensitive fees paid for calls made. Carrier access billing comprised of charges paid primarily by inter-exchange carriers (IXC's) to the Company for the origination and termination of inter-exchange toll and toll-free calls. Amounts billed to IXC's are recorded based on the Company's determination of usage, category of traffic and the associated rate. These items are subject to some degree of estimation and subsequent adjustments may occur. However, management does not believe such adjustments will be material to the consolidated financial statements.

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

Recent Accounting Pronouncements

          In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment" (SFAS No. 123R), that amends existing pronouncements for share-based payment transactions in which an enterprise receives employee and non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS No. 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS No. 123R includes three transition methods; one that provides for prospective application and two that provide for retrospective application. We intend to adopt SFAS No. 123R prospectively commencing in the first quarter of the fiscal year ending January 31, 2007; it is expected that the adoption of SFAS No. 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS No. 123R; as of January 31, 2005, we have approximately 483,000 granted stock options outstanding which had not yet become vested. There are two acceptable methods of valuing options under the revision, the Black-Sholes method and the binomial method. We are currently assessing the impact on our 2005 earnings using the two acceptable methods of valuing these options, and the ability to discount the fair value of unvested shares.

In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement
No. 143, Accounting for Asset Retirement Obligations (FASB No. 143). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even through uncertainly exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of the adoption of FIN 47.

                              CAPITAL EXPENDITURES

          Capital expenditures for Fiscal 2005 totaled approximately $242,000. These expenditures were financed from funds provided from Covista's working capital. The capital expenditures were used primarily for upgrades to Covista's switches and switch sites, software and hardware upgrades to Covista's computer network and furniture, fixtures and equipment.

          Capital expenditures for Fiscal 2006 are estimated not to exceed approximately $1,000,000 for network expansion and are expected to be financed from funds provided from operations and existing cash reserves.

Inflation

          Since inflation has slowed in recent years, Covista does not believe that its business has been materially affected by the relatively modest rate of price increases in the economy. However, pressures in the industry to reduce prices, which have impacted Covista in the past, are expected to continue. Also, the telecommunications industry has recently experienced the failure of several businesses, some of which have been Covista's wholesale customer and suppliers. These failures not only have affected Covista's FY 2004 results, but also may impact future results.

                              ENVIRONMENTAL MATTERS

          Covista is not a party to any legal proceedings or the subject of any claim regarding environmental matters generally incidental to its business. In the opinion of Management, compliance with the present environmental protection laws should not have a material adverse effect upon the financial condition of Covista.

                             CONTRACTUAL COMMITMENTS

          The following table provides a summary of the Company's contractual obligations and commercial commitments.

                                              Payment Due by Period (in thousands)
                                ---------------------------------------------------------------
                                 Total    Within 1 year   1-3 years   3-5 years   After 5 years
                                -------   -------------   ---------   ---------   -------------
Contractual Obligations
Long-term debt                  $   573       $  573        $    0       $  0           $0
Operating leases                $ 3,249       $  717        $1,642       $890           $0
PAETEC purchase
  commitment                    $ 9,600       $3,600        $6,000       $  0           $0
Total Contractual Obligations   $13,422       $4,890        $7,642       $890           $0

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

          Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The exposure to interest rate risk relates primarily to the marketable securities held by Covista. Covista only invests in instruments with high credit quality where a secondary market exists. Covista does not hold any derivatives related to its interest rate exposure. Covista also maintains long-term debt at fixed rates. Due to the nature and amounts of Covista's note payable, an immediate 10% change in interest rates would not have a material effect in Covista's results of operations over the next fiscal year. Covista's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated financial statements as a whole.

ITEM 8. Financial Statements and Supplementary Data

          The Financial Statements and Supplementary Data are included under
Item 15 of this Report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

ITEM 9A. Controls and Procedures

          As of January 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10. Directors and Executive Officers of Covista

The directors and officers of Covista are as follows:

NAME                  AGE   POSITION
----                  ---   --------
Henry G. Luken, III    45   Chairman of the Board

A. John Leach, Jr.     42   Director, President & Chief Executive Officer

Jay J. Miller          71   Director

Nicholas Merrick       42   Director

Donald Jones           69   Director

W. Thorpe McKenzie     57   Director

Thomas P. Gunning      67   Treasurer and Secretary

Frank J. Pazera        44   Executive Vice President & Chief Financial Officer

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

Board of Directors

          Covista's Board of Directors currently consists of six persons, one of whom is a member of management and five of whom are non-management directors. During the fiscal year ended January 31, 2005, the Board held five meetings, each of which was attended by at least 87% of the directors then serving.

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

ITEM 11. Executive Compensation

The following table sets forth the compensation that Covista paid during the fiscal years ended January 31, 2005, 2004 and 2003 to its Chief Executive Officer and to each executive officer of Covista or person performing similar functions whose aggregate remuneration exceeded $100,000, during Covista's fiscal year ended January 31, 2005 (the "Named Executives").

Summary Compensation Table

---------------------------------------------------------------------------------------------------------------
                              FISCAL
                               YEAR
    NAME &                    ENDED       ANNUAL         ANNUAL      OTHER ANNUAL   COMPENSATION     ALL OTHER
  PRINCIPAL                  JANUARY   COMPENSATION   COMPENSATION   COMPENSATION      AWARDS      COMPENSATION
   POSITION                     31      SALARY ($)      BONUS ($)         ($)        OPTIONS ($)        ($)
---------------------------------------------------------------------------------------------------------------
John Leach, President &        2005      $300,000       $150,000          $ 0            $ 0        $ 8,994 (1)
   Chief Executive Officer     2004      $300,000       $150,000          $ 0            $ 0        $12,464 (2)
                               2003      $300,000       $150,000          $ 0            $ 0        $24,292 (3)
---------------------------------------------------------------------------------------------------------------
Thomas P. Gunning,             2005      $119,231       $      0          $ 0            $ 0        $ 5,448 (4)
   Secretary & Treasurer       2004      $155,000       $      0          $ 0            $ 0        $18,062 (5)
                               2003      $155,000       $      0          $ 0            $ 0        $11,320 (6)
---------------------------------------------------------------------------------------------------------------
Frank J. Pazera, Chief         2005      $175,000       $ 43,750          $ 0            $ 0        $ 8,873 (7)
   Financial Officer           2004      $156,731       $ 22,500          $ 0            $ 0        $ 7,648 (8)
                               2003      $ 14,423             --           --             --            --
---------------------------------------------------------------------------------------------------------------

----------
(1) The amount shown represents Covista's contributions under its 401(K) Deferred Compensation and Retirement Savings Plan of $2,568 and Covista's group major medical benefit of $6,426.

(2) The amount shown represents Covista's contributions under its 401(K) Deferred Compensation and Retirement Savings Plan of $6,572 and Covista's group major medical benefit of $5,892.

(3) The amount shown represents Covista's contributions under its 401(K) Deferred Compensation and Retirement Savings Plan of $5,500, Covista's group major medical benefit of $3,792, and $15,000 in reimbursement for certain relocation expenses.

(4) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $2,209 and Covista's group medical benefit of $3,239.

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

(7) The amount shown represents Covista's contribution under its 401(K) Deferred Compensation and Retirement Savings Plan of $2,447 and Covista's group major medical benefit of $6,426.

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

          The Option Plans may be administered by the Compensation Committee of Covista's Board of Directors. Covista has reserved 600,000 shares of Common Stock under the 1996 Option Plan, 750,000 shares of Common Stock under its 1999 Equity Incentive Plan, 900,000 under its 2001 Equity Incentive Plan, and 750,000 under its 2002 Equity Incentive Plan for issuance to employees, officers, directors and consultants of Covista.

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

          Options under the Option Plans must be granted within 10 years from the effective date of the respective Option Plan. Incentive stock options granted under the Option Plans cannot be exercised later than 10 years from the date of grant. Options granted under the Option Plans permit payment of the exercise price in cash or by delivery to Covista of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no additional investment other than which he then may own.

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

          Employment Contracts, Termination of Employment and Change of Control Arrangements

          As Covista's Chief Executive Officer, Mr. Leach has a three-year employment agreement with Covista effective as of May 18, 2000, pursuant to which Mr. Leach was paid base salary at the rate of $300,000 per annum during fiscal 2002. Pursuant to this agreement, Mr. Leach was also entitled to receive a signing bonus in the amount of $25,000 to cover relocation and other expenses. Mr. Leach is also entitled to receive an annual bonus in an amount not to exceed 100 percent of his then effective base salary, based upon Mr. Leach's attainment of annual revenue and earnings targets as well as management goals set by the Board of Directors. Mr. Leach was guaranteed a minimum bonus payment of $150,000 during each year of this agreement. Mr. Leach's contract was extended for an additional year at May 18, 2004.

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

Compensation Committee Interlocks and Insider Participation

          Jay J. Miller, a director of Covista, provided various legal services for Covista. In Fiscal 2005, Covista paid approximately $118,000 to Mr. Miller for services rendered and accrued during Fiscal 2004 and 2005. As of January 31, 2005, Covista had invoices payable to Mr. Miller totaling approximately $8,000. Covista believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to Covista than could have been obtained from an unrelated third party.

Report on Executive Compensation

          The following report describes the policies pursuant to which compensation was paid to executive officers of Covista for performance during the fiscal year ended January 31, 2005.

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

          Base Salaries. The Board of Directors believes that the base salaries of Covista's executive officers for fiscal 2005 were generally in line with those for other comparable positions within the telecommunications service industry and similar industries. However, Covista places significant emphasis on incentive awards and stock option grants as a means of motivating and rewarding its management. The Board of Directors believes that this strategy provides optimal incentives for management to create long-term stockholder value.

          Incentive Compensation Payments. In addition to base pay, some of Covista's senior executives (including its Chief Executive Officer) are eligible to receive bonuses and stock option awards. Bonuses and stock options may be awarded, based upon the individual performance of each executive officer at the sole discretion of the Board of Directors.

          Compensation of the Chief Executive Officer. The compensation policies applicable to Covista's Chief Executive Officer are similar to those applicable to Covista's other executive officers. Mr. Leach has an employment agreement with Covista effective as of May 18, 2000, pursuant to which Mr. Leach was paid base salary at the rate of $300,000 per annum. Pursuant to this agreement, Mr. Leach was also entitled to receive a signing bonus in the amount of $25,000 to cover relocation and other expenses. Mr. Leach is also entitled to receive an annual bonus in an amount not to exceed 100 percent of his then effective base salary, based upon Mr. Leach's attainment of annual revenue and earning targets, as well as management goals set by the Board of Directors. Mr. Leach was guaranteed a minimum bonus payment of $150,000 during each year of the term of this agreement. Mr. Leach's contract was extended for an additional year at May 18, 2004.

                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners. The following table sets forth the beneficial ownership of Covista's Common Stock as of March 5, 2005 by each person or group known by Covista to be the beneficial owner of five percent or more of the outstanding shares of Covista Common Stock. Unless otherwise indicated, each such person (alone or with family members) has sole voting and dispositive power with respect to the shares listed opposite such person's name.

Name and Address of Beneficial Owner   Amount and Nature of Beneficial Ownership (1)   Percentage of Class (2)
------------------------------------   ---------------------------------------------   -----------------------
Warren Feldman                                         1,119,578 (3)                             6.3%
45A Samworth Road
Clifton, NJ 07012

W. Thorpe McKenzie                                     2,297,329 (4)                            12.9%
735 Broad Street, Suite 1108
Chattanooga, TN 37402

Henry G. Luken, III                                    9,326,674 (5)                            52.3%
900 Fairway Lane
Soddy Daisy, TN 37379

(1) Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of Covista's knowledge. Shares of Covista Common Stock subject to options that are currently exercisable or exercisable within 60 days of October 14, 2004 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Based on 17,822,025 shares outstanding.

(3) Includes 375,678 shares of Covista Common Stock owned by The Warren H. Feldman Family L.L.C., as to which shares Mr. Feldman disclaims beneficial ownership. Based on the Schedule 13D/A filed by Mr. Feldman on March 7, 2003.

(4) Based on the Form 4 filed by Mr. McKenzie on February 25, 2005. Includes 25,000 shares of Covista Common Stock issuable to Mr. McKenzie under a presently exercisable option.

(5)  Based on the Form 4 filed by Mr. Luken on December 27, 2004.

Security Ownership of Management. The following table sets forth as of March 5, 2005, information concerning the beneficial ownership of Covista Common Stock by each director, each nominee for election as a director, and each Named Executive, and for all directors, director nominees and executive officers as a group:

Name and Address of Beneficial Owner   Amount and Nature of Beneficial Ownership (1)   Percentage of Class (2)
------------------------------------   ---------------------------------------------   -----------------------
W. Thorpe McKenzie                                   2,297,329 (3)                              12.9%
Thomas P. Gunning                                       62,300 (4)                                 *
Donald Jones                                            36,000 (5)                                 *
A. John Leach, Jr.                                     444,000 (6)                               2.5%
Henry G. Luken, III                                  9,326,674 (7)                              52.3%
Nicholas Merrick                                        25,100 (8)                                 *
Jay J. Miller                                           60,400 (9)                                 *
Frank J. Pazera                                         59,283 (10)                                *
All directors, director nominees and
   executive officers as a group                    12,311,086 (3)-(10)                         69.1%

* Less than one percent.

     (1) Except as otherwise set forth in the footnotes to this table, all shares are beneficially owned and sole investment and voting power is held by the persons named above, to the best of Covista's knowledge. Shares of Covista Common Stock subject to options that are currently exercisable or exercisable within 60 days of October 14, 2004 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

     (2)  Based on 17,822,025 shares outstanding.

     (3) Based on the Form 4 filed by Mr. McKenzie on February 25, 2005. Includes 25,000 shares of Covista Common Stock issuable to Mr. McKenzie under a currently exercisable option.

     (4) Includes 37,000 shares of Covista Common Stock issuable to Mr. Gunning under currently exercisable options. Does not include 25,400 shares owned by Mr. Gunnings' spouse.

     (5) Includes 25,000 shares of Covista Common Stock issuable to Mr. Jones under a currently exercisable option.

     (6) Includes 288,000 shares of Covista Common Stock issuable to Mr. Leach under currently exercisable options.

     (7)  Based on the Form 4 filed by Mr. Luken on December 27, 2004.

     (8) Includes 25,000 shares of Covista Common Stock issuable to Mr. Merrick under a currently exercisable option.

     (9) Includes 60,000 shares of Covista Common Stock issuable to Mr. Miller under currently exercisable options.

     (10) Includes 58,333 shares of Covista Common Stock issuable to Mr. Pazera under a currently exercisable option.

c)   Changes in Control

          The Company knows of no contractual agreement, which may, at a subsequent date, result in a change of control of the Company.

ITEM 13. Certain Relationships and Related Transactions

          Jay J. Miller, a Director of Covista, provided various legal services for Covista. In Fiscal 2005, Covista paid approximately $118,000 to Mr. Miller for services rendered and accrued for in Fiscal 2004 and 2005. As of January 31, 2005, Covista owed Mr. Miller approximately $8,000. Covista believes that Mr. Miller's fees were reasonable for the services performed and were no less favorable to Covista than could have been obtained from an unrelated third party.

          On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was $573,017 at January 31, 2005, which is classified as current.

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

ITEM 14. Principal Accountant Fees and Services

          Information required by this Item is incorporated by reference from the discussion under Proposal 2: Ratification of Independent Certified Public Accountants in our proxy statement for the 2004 Annual Meeting of Stockholders.

                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April 2005.

                                        COVISTA COMMUNICATIONS, INC.
                                        (Registrant)


                                        By: /S/ Henry G. Luken III
                                            ------------------------------------
                                            Henry G. Luken III
                                            Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                     Date
---------                -----                     ----


/S/ Henry G. Luken III   Chairman of the Board     April 29, 2005
----------------------
Henry G. Luken III


/S/ W. Thorpe McKenzie   Director                  April 29, 2005
----------------------
W. Thorpe McKenzie


/S/ Donald Jones         Director                  April 29, 2005
----------------------
Donald Jones


/S/ A. John Leach        Director, President and   April 29, 2005
----------------------   Chief Executive Officer
A. John Leach


/S/ Nicholas Merrick     Director                  April 29, 2005
----------------------
Nicholas Merrick


/S/ Jay J. Miller        Director                  April 29, 2005
----------------------
Jay J. Miller


/S/ Thomas P. Gunning    Secretary and Treasurer   April 29, 2005
----------------------
Thomas P. Gunning


/S/ Frank J. Pazera      Chief Financial Officer   April 29, 2005
----------------------
Frank J. Pazera

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

(10)(a)(1)     Assignment of lease from Mansol Realty Company to Mansol Realty
               Associates. Incorporated by reference to Exhibit 10 (a) (1) to
               Registrant's Annual Report on Form 10-K for the year ended
               January 31, l982.

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

(10)(AR)       Lease of premises at 806 East Main Street, Chattanooga,
               Tennessee.

(10)(AS)       Lease of premises at 721 Broad Street, Chattanooga, Tennessee.

(10)(AT)       Lease of premises at 4803 Highway 58, Chattanooga, Tennessee.

Exhibit No.                         Description of Document
-----------                         -----------------------
(10)(AU)       Revolving Credit and Security Agreement with Capital Source
               Finance, LLC, dated April 16, 2003.

(10)(AV)       The 2002 Equity Incentive Plan Incorporated by reference to the
               Registrant's Proxy Statement dated November 19, 2002 relating to its 2002 Annual Shareholders Meeting.

(10)(AX)       Agreement to sell selected assets and customers to PAETEC
               Communications, Inc. incorporated by reference to Form 10Q for the quarter ended April 30, 2004

(23)           Consent of Independent Registered Public Accounting Firm

(31.1) Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

(31.2) Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

(32.1) Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(32.2) Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

                          COVISTA COMMUNICATIONS, INC.

                                AND SUBSIDIARIES

ITEM 15. Exhibits and Financial Statements Schedule Years Ended January 31, 2005, 2004, and 2003

                                      INDEX

          (a) (1) Financial Statements: The following consolidated financial statements of Covista Communications, Inc. and subsidiaries are included at the end of this Report:

                    Consolidated Financial Statements:                      Page
                    ----------------------------------                      ----
Report of Registered Independent Public Accounting Firm                      F-1

Consolidated balance sheets - January 31, 2005 and 2004                      F-2

Consolidated statements of operations years ended January 31, 2005, 2004
   and 2003                                                                  F-3

Consolidated statements of shareholders' equity - years ended January 31,
   2005, 2004 and 2003                                                       F-4

Consolidated statements of cash flows - years ended January 31, 2005,
   2004 and 2003                                                             F-5

Notes to consolidated financial statements                                   F-7

(a) (2) Supplementary Data Furnished Pursuant to the Requirements of
FORM 10-K:

Schedule - years ended January 31, 2005, 2004 and 2003


II   Valuation and Qualifying Accounts (Consolidated)                       F-26

                                 ***************

Schedules other than those listed above are omitted because they are not required, not applicable or the information has been otherwise supplied.

                (THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Covista Communications, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Covista Communications, Inc. and subsidiaries (the "Company") as of January 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Auditing Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Covista Communications, Inc. and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

Atlanta, Georgia
April 29, 2005

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 2005 AND 2004

                                                                   2005           2004
                                                               ------------   ------------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                $  8,606,407   $  3,797,245
      Trade accounts receivable (net of allowance of
         $1,151,345 and $1,350,001 in 2005 and 2004,
         respectively)                                            9,023,815     10,532,728
      Prepaid expenses and other current assets                     624,188        867,670
                                                               ------------   ------------
      Total current assets                                       18,254,410     15,197,643
                                                               ------------   ------------
      Property and equipment, net                                 6,082,362     11,654,365
      Deferred line installation costs (net of accumulated
         amortization of $154,921 and $146,340 in 2005 and
         2004, respectively)                                        244,240        547,201
      Intangible assets (net of accumulated amortization of
         $1,433,333 and $4,507,676 in 2005 and 2004,
         respectively)                                            2,166,667      4,774,324
      Goodwill                                                      200,000      8,205,850
      Other Assets                                                  283,400        507,449
                                                               ------------   ------------
                                                               $ 27,231,079   $ 40,886,832
                                                               ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable and accrued line cost                   $  6,833,955   $ 10,695,055
      Accrued tax and regulatory fees                             2,384,147      4,374,867
      Accrued commission                                            582,002      1,020,833
      Deferred revenue                                            1,251,235        247,571
      Other accrued liabilities                                   1,618,108      1,966,272
      Salaries and wages payable                                    474,315        396,925
      Current portion of long term debt due to related party        573,017      1,258,327
      Current portion of long-term debt                                  --      1,325,930
                                                               ------------   ------------
      Total current liabilities                                  13,716,779     21,285,780
                                                               ------------   ------------
      Other long-term liabilities                                        --        195,395
      Long-term debt due to related party                                --        573,023
                                                               ------------   ------------

Commitments and contingencies (Notes 7, 10, 12 and 17)

   SHAREHOLDERS' EQUITY:
   Common stock, par value $0.05 per share, authorized
      50,000,000 shares, issued 19,358,444 in 2005 and
      19,353,444 shares in 2004                                $    967,922   $    967,672
   Additional paid-in capital                                    52,931,049     52,916,949
   Accumulated deficit                                          (38,939,231)   (33,606,547)

   Treasury stock at cost 1,536,419 shares in 2005 and 2004)     (1,445,440)    (1,445,440)
                                                               ------------   ------------
   Total shareholders' equity                                  $ 13,514,300   $ 18,832,634
                                                               ------------   ------------
                                                               $ 27,231,079   $ 40,886,832
                                                               ============   ============

                 See notes to consolidated financial statements

                 COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

                                                     2005          2004          2003
                                                 -----------   -----------   ------------
NET REVENUE                                      $59,839,723   $84,056,341   $100,959,692
                                                 -----------   -----------   ------------
COSTS AND EXPENSES:
   Cost of revenue (excluding depreciation and
      amortization)                               32,832,806    47,338,650     62,470,387
   Selling, general and administrative            27,049,178    31,402,503     40,184,946
   Depreciation and amortization                   3,552,081     5,931,552      7,441,502
   Loss on disposal of assets, net                   696,088            --             --
   Restructuring expense                             375,700            --             --
Total costs and expenses                          64,505,853    84,672,705    110,096,835
                                                 -----------   -----------   ------------
OPERATING LOSS                                    (4,666,130)     (616,364)    (9,137,143)
                                                 -----------   -----------   ------------
OTHER INCOME (EXPENSE):
   Loss on early retirement of debt                 (307,289)           --             --
   Interest income                                    54,532        17,297         48,867
   Interest expense                                 (233,798)     (344,894)      (830,423)
                                                 -----------   -----------   ------------
Total other income (expense), net                   (486,555)     (327,597)      (781,556)
                                                 -----------   -----------   ------------
LOSS BEFORE INCOME TAXES                          (5,152,685)     (943,961)    (9,918,699)
                                                 -----------   -----------   ------------
INCOME TAX PROVISION (BENEFIT)                       180,000            --       (511,220)
                                                 -----------   -----------   ------------
NET LOSS                                         $(5,332,685)  $  (943,961)  $ (9,407,479)
                                                 ===========   ===========   ============
BASIC LOSS PER COMMON SHARE                      $     (0.30)  $     (0.05)  $      (0.71)
                                                 ===========   ===========   ============
DILUTED LOSS PER COMMON SHARE                    $     (0.30)  $     (0.05)  $      (0.71)
                                                 ===========   ===========   ============

                 See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

                                                                         Additional
                                                  Common      Common      Paid-in      Accumulated     Treasury
                                                  Shares       Stock      Capital        Deficit        Stock         Total
                                                ----------   --------   -----------   ------------   -----------   -----------
BALANCE AT JANUARY 31, 2002                     12,385,757   $619,288   $25,650,098   $(23,255,107)  $(1,445,440)  $ 1,568,839
                                                ==========   ========   ===========   ============   ===========   ===========
Sale of Common Stock                               699,996     35,000     1,971,900                                  2,006,900
Sale of Common Stock to related party              732,484     36,624     2,063,376                                  2,100,000
Exercise of employee stock options                 149,480      7,474       370,073                                    377,547
Issuance of shares to related party for
   telecommunication equipment                   1,185,894     59,295     3,340,705                                  3,400,000
Issuance of shares to related party for debt
   conversion                                    2,441,580    122,079     6,877,921                                  7,000,000
Issuance of shares for acquisition of Capsule    1,724,320     86,216    12,560,911                                 12,647,127
Net loss                                                --         --            --     (9,407,479)                 (9,407,479)
                                                ----------   --------   -----------   ------------   -----------   -----------
BALANCE AT JANUARY 31, 2003                     19,319,511   $965,976   $52,834,984   $(32,662,586)  $(1,445,440)  $19,692,934
                                                ==========   ========   ===========   ============   ===========   ===========
Exercise of employee stock options                  33,933      1,696        81,965                                     83,661
Net loss                                                                                  (943,961)                   (943,961)
                                                ----------   --------   -----------   ------------   -----------   -----------
BALANCE AT JANUARY 31, 2004                     19,353,444   $967,672   $52,916,949   $(33,606,547)  $(1,445,440)  $18,832,634
                                                ==========   ========   ===========   ============   ===========   ===========
Exercise of employee stock options                   5,000        250        14,100                                     14,350
Net loss                                                                                (5,332,685)                 (5,332,685)
                                                ----------   --------   -----------   ------------   -----------   -----------
BALANCE AT JANUARY 31, 2005                     19,358,444   $967,922   $52,931,049   $(38,939,231)  $(1,445,440)  $13,514,300
                                                ==========   ========   ===========   ============   ===========   ===========

See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

                                                                              2005          2004          2003
                                                                          -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                               $(5,332,685)  $  (943,961)  $(9,407,479)
   Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
      Depreciation and amortization
      Provision for doubtful accounts                                       3,552,081     5,931,552     7,441,502
                                                                            1,340,243     1,503,600     2,754,712
   Loss on disposal of assets                                                 696,088            --            --
   Change in assets and liabilities, excluding effect of acquisition:
      Trade accounts receivable                                               168,670     3,679,687    (2,647,222)
      Prepaid expenses and other current assets                               280,920      (241,096)      893,966
      Other assets                                                            230,292       139,129       336,150
   Increase (decrease) in liabilities:
      Accounts payable and accrued line cost                               (3,866,547)   (4,378,636)   (7,663,882)
      Other accrued liabilities                                            (1,975,763)   (3,415,113)      623,590
      Other long-term liabilities                                            (195,393)      (28,039)      207,968
                                                                          -----------   -----------   -----------
   Net cash (used in) provided by operating activities                     (5,102,094)    2,247,123    (7,460,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash acquired in purchase of business                                       --            --     1,179,172
   Proceeds from sales and maturities of investments available for sale            --            --       439,773
   Purchases of property and equipment                                       (242,182)     (276,519)   (1,542,952)
   Proceeds from sale of customers, property and equipment                 12,875,667            --            --
   Notes receivable from related party                                             --            --       500,000
   Payments for deferred line installation cost                              (152,300)     (219,856)     (654,809)
                                                                          -----------   -----------   -----------
Net cash provided by (used in) investing activities                        12,481,185      (496,375)      (78,816)
                                                                          -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of Common Stock                                      --            --   $ 4,106,900
   Proceeds from stock options exercised                                       14,350        83,661       377,547
   Proceeds from note payable to related party                                     --            --     2,600,000
   Payment of note payable to related party                                (1,258,333)   (1,248,231)           --
   Net increase (decrease) in bank borrowings                              (1,325,946)     (233,240)    2,520,333
                                                                          -----------   -----------   -----------
   Net cash provided by (used in) financing activities                     (2,569,929)   (1,397,810)    9,604,780
                                                                          -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        4,809,162       352,938     2,065,269
                                                                          -----------   -----------   -----------
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                                 3,797,245     3,444,307     1,379,038
                                                                          -----------   -----------   -----------
CASH AND CASH EQUIVALENTS END OF YEAR                                     $ 8,606,407   $ 3,797,245   $ 3,444,307
                                                                          -----------   -----------   -----------

                                                                 2005       2004         2003
                                                               --------   --------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid (received) during the year for:
      Interest                                                 $405,124   $822,471   $    830,423
      Income Taxes                                                   --         --       (511,220)
Non-cash:
   Contribution of property from shareholder                         --         --      3,400,000
   Exchange of debt for Common Stock issued to related party         --         --      7,000,000

Business Acquired:
   Fair value of assets excluding cash                               --         --   $ 21,849,458
   Less: liability assumed                                           --         --    (10,056,503)
   Less: stock consideration for business acquired                   --         --    (12,972,127)
   Cash acquired                                                     --         --      1,179,172

                 See notes to consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

1. NATURE OF OPERATIONS

          Covista Communications, Inc. ("Covista"), and its wholly-owned subsidiaries (collectively, the "Company") operates as a switch based resale common carrier providing domestic and international long distance and local telecommunications service to customers throughout the United States. On September 15, 2000, the Company changed its name from Total-Tel USA Communications, Inc. to Covista Communications, Inc. Prior to the acquisition on February 8, 2002 of Capsule Communications, Inc. ("Capsule"), the Company's principal customers were primarily businesses and other common carriers. As a result, Capsule became a wholly owned subsidiary of Covista. Capsule was a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residential accounts. The results of Capsule's operations have been included in the Company's statement of operations since the acquisition date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation - The consolidated financial statements include the accounts of Covista Communications, Inc. and its subsidiaries, all of which are wholly owned. All significant inter-company transactions and balances have been eliminated in the consolidated financial statements.

          Revenue Recognition - The Company recognizes revenue on telecommunications services in the period that the service is provided. Revenue is recognized when earned based upon the following specific criteria: (1) persuasive evidence of arrangement exists, (2) services have been rendered, (3) seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

          Covista's revenue is generally comprised of fees paid by the end customers for voice and data services, and carrier charges including access. End customer revenue includes voice and data services and is comprised of monthly recurring charges and usage charges. Monthly recurring charges include the fees paid by customers for facilities in service and additional features on those facilities. Usage charges consist of usage-sensitive fees paid for calls made. Carrier access billing is comprised of charges paid primarily by inter-exchange carriers (IXC's) to the Company for the origination and termination of inter-exchange toll and toll-free calls. Amounts billed to IXC's are recorded based on the Company's determination of usage, category of traffic and the associated rate. These items are subject to some degree of estimation and subsequent adjustments may occur. However, management does not believe such adjustments will be material to the consolidated financial statements.

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

          Intangible Assets - Prior to the transaction with PAETEC (see Note 17) intangible assets consist of prepaid network capacity and purchased customer and agent relationships amortized on a straight-line basis over periods varying between 10 and 120 months. The Company incurred amortization expense on intangible assets of approximately $1,431,000, $2,159,000, and $3,400,000 for the years ended January 31, 2005, 2004, and 2003 respectively. During the quarter ended October 31, 2004, the Company recorded a charge of approximately $1.35 million against intangible assets related to restructuring as a result of the PAETEC transaction. The Company's non-current balance of intangible assets with a definite life was approximately $2,167,000, net of accumulated amortization of approximately $1,433,000 at January 31, 2005 and approximately $4,774,000, net of accumulated amortization of approximately $4,508,000 at January 31, 2004. Approximate amortization expense on intangible assets for the next 5 years as of January 31, is as follows:

2006         $400,000
2007         $400,000
2008         $400,000
2009         $400,000
Thereafter   $967,000

         Goodwill - Goodwill represents the excess of the purchase price over the net tangible and identifiable intangible assets of acquired businesses and, in accordance with SFAS No. 142 is not amortized. The Company makes an annual impairment assessment on January 31st of each year. The annual impairment assessment made at January 31, 2005 and 2004 did not result in any impairment charges. A summary of changes to goodwill for the year ended January 31, 2005, 2004 and 2003 is presented below (in thousands):


           Balance - January 31, 2003 and 2004                      $8,206
             Write down resulting from PAETEC transaction           (8,006)
                                                                    ------
           Balance - January 31, 2005                                 $200
                                                                    ======

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

          Reclassifications - Certain amounts for 2004 and 2003 have been reclassified to conform to the current year presentation.

          Risks and Uncertainties - Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

          o Changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations, enforcement and pricing, including, but not limited to, changes that affect continued availability of the unbundled network element platform of the local exchange carriers network and the costs associated therewith

          o Dependence on the availability and functionality of the networks of the incumbent local exchange carriers as they relate to the unbundled network element platform

          o Increased price competition in local and long distance services, including bundled services and overall competition within the telecommunications industry.

          o Outcomes unfavorable to the Company of the FCC's rule-making process and pending litigation with regards to the availability and pricing of various network elements and bundles thereof.

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

                                                         (in thousands except per share amounts)
                                                                  Year Ended January 31
                                                         ---------------------------------------
                                                                 2005      2004      2003
                                                               -------   -------   -------
Net loss as reported                                           $(5,333)  $  (944)  $(9,407)
Stock based employee compensation included in
   reported net loss                                                --        --        --
Total stock-based employee compensation
   (expense) benefit determined under fair value based
   method for all options                                         (768)     (500)     (346)
                                                               -------   -------   -------
Pro forma net loss                                             $(6,101)  $(1,444)  $(9,753)
                                                               =======   =======   =======
Basic loss per share
   As reported                                                 $ (0.30)  $ (0.05)  $ (0.71)
   Pro forma                                                   $ (0.34)  $ (0.08)  $ (0.73)
Diluted loss per share
   As reported                                                 $ (0.30)  $ (0.05)  $ (0.71)
   Pro forma                                                   $ (0.34)  $ (0.08)  $ (0.73)

          There were no options granted in Fiscal 2005. The fair value of the option grants is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2004 and 2003: dividend yield of 0.00% for the three years; expected volatility 118%, 153% and 165% respectively; risk-free interest rate of 3.1%, 2.0%, and 6.47% respectively; and expected lives of 3 to 5 years for each of the three years.

          Loss per Share - Basic loss per share is represented by net loss available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or stock options were exercised or converted into Common Stock during the period, if dilutive (see
Note 13).

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

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

          The carrying values were approximately equal to the fair values of financial instruments as of January 31, 2005 and 2004.

          Long-Lived Assets - Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. The Company reviews the recoverability of the carrying value of long-lived assets, including intangibles with a definite life, for impairment using the methodology prescribed in SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an undiscounted cash flow methodology and if not recoverable, adjusts assets to fair value.

          Comprehensive Income - The Company has no items of comprehensive income or expense. Accordingly, our comprehensive income (loss) and net income
(loss) are equal for all periods presented.

Recent Accounting Pronouncements

          In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment" (SFAS No. 123R), that amends existing pronouncements for share-based payment transactions in which an enterprise receives employee and on-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS No. 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS No. 123R includes three transition methods; one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS No. 123R prospectively commencing in the first quarter of the fiscal year ending January 31, 2007; it is expected that the adoption of SFAS No. 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS No. 123R; s of January 31, 2005, the Company has approximately 483,000 granted stock options outstanding which had not yet become vested. There are two acceptable methods of valuing options under the revision, the Black-Sholes method and the binomial method. The Company is currently assessing the impact on its 2005 earnings using the two acceptable methods of valuing these options, and the ability to discount the fair value of unvested shares.

In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (FASB No. 143). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of the adoption of FIN 47.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

3. SEGMENT REPORTING

          The Company sells telecommunication services to three distinct segments: a residential segment targeting residential users, a retail segment consisting primarily of small to medium size businesses and a wholesale segment with sales to other telecommunications carriers. During 2005 the Company changed the name of the KISSLD segment to the residential segment.

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

          Summarized financial information concerning the Company's reportable segments is shown in the following table.

                             Residential      Retail      Wholesale        Total
                             -----------   -----------   -----------   ------------
2005
   Net Sales                 $23,016,883   $33,639,083   $ 3,183,757   $ 59,839,723
   Operating profit (loss)   $   (18,212)  $(3,894,760)  $  (753,158)  $ (4,666,130)
   Assets                    $ 9,988,660   $13,778,626   $ 3,463,793   $ 27,231,079
   Capital expenditures      $    92,029   $   138,044   $    12,109   $    242,182

2004
   Net Sales                 $17,260,586   $62,419,631   $ 4,376,124   $ 84,056,341
   Operating profit (loss)   $   957,905   $(2,096,457)  $   522,188   $   (616,364)
   Assets                    $ 5,468,384   $33,481,846   $ 1,936,602   $ 40,886,832
   Capital expenditures      $    41,478   $   235,041   $         0   $    276,519

2003
   Net Sales                 $12,990,418   $75,454,835   $12,514,438   $100,959,692
   Operating profit (loss)   $   830,305   $(7,396,864)  $(2,570,584)  $ (9,137,143)
   Assets                    $ 4,509,380   $41,494,950   $ 5,046,068   $ 51,050,398
   Capital expenditures      $   198,531   $ 1,153,165   $   191,256   $  1,542,952

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of:

Classification                                       2005           2004
----------------------------------------------   ------------   ------------
Machinery and equipment                          $ 12,561,379   $ 24,515,155
Leasehold Improvements                                482,211      1,612,300
Office furniture, fixtures and equipment            1,971,700      4,780,968
Vehicles                                                   --         41,812
Computer equipment and software                     4,249,387     10,418,781
Machinery and equipment in progress                   235,081        387,811
                                                 ------------   ------------
                                                   19,499,758     41,756,827
Less accumulated depreciation and amortization    (13,417,396)   (30,102,462)
                                                 ------------   ------------
                                                 $  6,082,362   $ 11,654,365
                                                 ============   ============

          Depreciation and amortization expense related to property and equipment for the years ended January 31, 2005, 2004 and 2003, was $2,062,021, $3,772,571, and $3,959,144 respectively. Certain amounts from the prior year have been reclassified to conform to the current year presentation.

5. ACQUISITION OF CAPSULE COMMUNICATIONS

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

          The identifiable intangible assets acquired from Capsule were classified as its business customer relationships valued at $1,288,000, its residential customer relationships valued at $376,000, and its agent relationships valued at $2,526,000. These intangibles were being amortized using the straight-line method over a weighted average period of 40 months. Goodwill and intangible assets acquired were not deductible for tax purposes. The majority of these acquired intangible assets were subsequently written off as a result of the PAETEC transaction as discussed further in Note 17.

6. INCOME TAXES

     The provision (benefit) for income taxes includes the following:

                       2005     2004      2003
                     --------   ----   ---------
Federal
   Current           $149,000     --   $(511,220)
   Deferred                --     --          --
State income taxes
   Current           $ 31,000     --          --
   Deferred                --     --          --
                     --------    ---   ---------
                     $180,000    $--   $(511,220)
                     ========    ===   =========

                 COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided against assets that are not likely to be realized.

          The income tax effects of significant items comprising the Company's net deferred tax asset (liability) are as follows:

                                                   2005                        2004
                                        ---------------------------   ------------------------
                                          Current      Long Term       Current      Long Term
                                        -----------    ------------   ---------   ------------
Deferred tax assets
   Allowance for doubtful accounts      $   540,538             --    $ 300,000   $         --
   Accrued compensation expense              44,290             --       47,704             --
   Accrued expenses                              --             --       70,000             --
   Net operating loss carry              (2,606,773)     8,269,741           --     14,089,205
                                        -----------    -----------    ---------   ------------
   Total gross deferred tax assets      $(2,021,944)   $ 8,269,741    $ 417,704   $ 14,089,205
      Less: valuation allowance           2,021,944     (7,641,741)    (417,704)   (11,011,049)
                                        -----------    -----------    ---------   ------------
   Total net deferred tax asset         $        --    $   628,000    $      --   $  3,078,156
                                        -----------    -----------    ---------   ------------

   Deferred tax liabilities:
      Property and equipment                     --       (628,000)          --     (2,220,000)
      Other                                      --             --           --       (858,156)
                                        -----------    -----------    ---------   ------------
   Total deferred tax liabilities                --       (628,000)          --     (3,078,156)
                                        -----------    -----------    ---------   ------------

                                        -----------    -----------    ---------   ------------
   Net deferred tax asset (liability)   $        --    $        --    $      --   $         --
                                        ===========    ===========    =========   ============

          A reconciliation from the U.S. statutory tax rate of 34% to the effective tax rate for income taxes on the consolidated statements of loss is as follows:

                                                               2005         2004         2003
                                                           -----------   ---------   -----------
Computed expense at statutory rates                        $(1,684,411)  $(320,947)  $(3,553,921)
(Reductions) increase in taxes resulting from:
State taxes (benefit), net of federal income tax benefit      (129,261)    (37,758)     (626,404)
Valuation allowance                                          1,975,045        (406)     (508,989)
Other                                                           18,627     359,111     4,178,094
                                                           -----------   ---------   -----------
                                                           $   180,000   $      --   $  (511,220)
                                                           ===========   =========   ===========

                 COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

          At January 31, 2005, for Federal income tax purposes, the Company had net operating loss carryforwards of approximately $10 million, which will begin to expire in stages in the year 2009.

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

7. LEASE COMMITMENTS

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

          Future minimum annual rentals on these leases as of January 31, 2005 are as follows:

Year ending January 31,   Annual Minimum Rentals
-----------------------   ----------------------
2006                               717,174
2007                               576,534
2008                               531,046
2009                               534,381
2009 and thereafter                889,659
                                ----------
TOTAL                           $3,248,794
                                ==========

          Rental expense for the years ended 2005, 2004 and 2003 was approximately $1,869,000, $2,246,000 and $2,945,000, respectively.

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

          Participants vest immediately in their own contributions and over a period of five years for the Company's contributions. Company contributions were approximately $93,000, $148,000, and $148,000, for the years ended January 31, 2005, 2004 and 2003, respectively.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

9.   STOCK OPTION PLANS

          The Company has five stock option plans authorizing the granting of either Incentive Stock Options or Nonqualified Stock Options. The 1996 Stock Option Plan (the "1996 Plan") provides for the issuance of an aggregate of not more than 600,000 shares of the Company's Common Stock. The 1999 Equity Incentive Plan (the "1999 Plan") provides for the issuance of an aggregate of not more than 750,000 shares of the Company's Common Stock. The 2001 Equity Incentive Plan (the "2001 Plan") provides for the issuance of an aggregate of not more than 900,000 shares of the Company's Common Stock. The 2002 Equity Incentive Plan (the "2002 Plan") provides for the issuance of an aggregate of not more than 750,000 shares of the Company's Common Stock. The Capsule Equity Incentive Plan (the "Capsule Plan") provides for the issuance of an aggregate of not more than 286,975 shares of the Company's Common Stock.

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

          Nonqualified Stock Options granted pursuant to the Plans must have an exercise price equal to at least 50% of the fair market value of the Company's Common Stock at the time the option is granted. Incentive Stock Options may be granted only to employees. Nonqualified Stock Options may be granted to employees as well as directors, independent contractors and agents, as determined by the Board of Directors. All options available to be granted under the 1996 Plan, totaling 54,750 at January 31, 2005, must be granted by October 10, 2006. All options available to be granted under the 1999 Plan, totaling 474,692 at January 31, 2005 must be granted by February 23, 2009. All options available to be granted under the 2001 Plan, totaling 680,658 at January 31, 2005, must be granted by February 8, 2012. All options available to be granted under the 2002 Plan, totaling 47,000 at January 31, 2005 must be granted by December 19, 2012.

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

A summary of the status of our option plans follows:

------------------------------------------------------------
                                            Weighted Average
                              Outstanding    Exercise Price
------------------------------------------------------------
Options at January 31, 2002    1,686,067         $3.60
------------------------------------------------------------
   Granted                       530,975         $7.09
   Cancelled                    (394,006)        $7.37
   Exercised                    (149,559)        $2.56
------------------------------------------------------------
Options at January 31, 2003    1,673,477         $3.90
------------------------------------------------------------
   Granted                       545,000         $2.61
   Cancelled                    (294,882)        $7.18
   Exercised                     (33,933)        $2.47
------------------------------------------------------------
Options at January 31, 2004    1,889,662         $3.05
------------------------------------------------------------
   Granted                             0            --
   Cancelled                    (492,704)        $3.24
   Exercised                      (5,000)        $2.87
------------------------------------------------------------
Options at January 31, 2005    1,391,958         $2.90
------------------------------------------------------------

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

          The following table summarizes information about options outstanding as of January 31, 2005 under the Company's option plans:

                                        Outstanding                                    Exercisable
--------------------------------------------------------------------------------------------------------------
                                          Average                                                 Weighted
   Range of       Number of Shares       Remaining      Weighted Average   Number of Shares   Average Exercise
exercise prices      Outstanding     Contractual Life    Exercise Price       Outstanding           Price
--------------------------------------------------------------------------------------------------------------
$2.00-$5.65           1,391,729             5.0              $ 2.90             908,729            $ 3.00
$5.66-$20.47                229              .9              $20.47                 229            $20.47

10. VENDOR DISPUTES

          The Company records disputed line cost expenses in accordance with FASB Statement No. 5, "Accounting for Contingencies". Billings from line cost vendors are compared to the Company's engineering and operations data, with differences filed with the vendors as a disputed billing. Disputed line cost billings are recorded by the Company at the estimated liability due based upon the Company's historical experience in settling similar disputes. Actual settlement of disputes may differ from original estimates. Management adjusts the dispute reserve each month. The net reserve for dispute losses at January 31, 2005 and 2004 were approximately $572,000 and $2.3 million respectively and are included in the accompanying consolidated financial statements.

11. LONG-TERM DEBT

          Effective April 16, 2003, Covista executed a revolving credit and security agreement with Capital Source Finance, LLC. This credit facility provided the Company with an $8 million line of credit, of which approximately $4,300,000 was available at January 31, 2004, based on eligible accounts receivable. This thirty-six month facility allowed the Company to borrow funds based on a portion of eligible customer accounts receivable at the Prime Rate plus 2.00% with a floor of 6.25%. Interest, unused line and collateral management fees were payable monthly in arrears. The loan was secured by all of the Company's assets. This facility was paid in full and terminated on August 19, 2004 as the result of the PAETEC transaction. The Company recorded early termination expense of approximately $307,000 related to this payoff.

          On July 2, 2001, Covista received a loan from Henry G. Luken III, its Chairman of the Board and principal shareholder, in the amount of $4,000,000. The loan was scheduled to mature on February 1, 2003, together with accumulated interest at a rate of 8% per annum. Mr. Luken also advanced the Company, $400,000, the proceeds of which were used for construction of new facilities. The agreement called for interest to be accrued at a rate of 8% per annum. The total balance of the liability was $4,400,000, plus accrued interest at January 31, 2002. During Fiscal 2003, Mr. Luken loaned the Company an additional $2,600,000. The $7,000,000 loan was converted into Common Stock at $2.87 per share, which was the market price on the date of shareholder approval in December of 2002.

          On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was $573,016 at January 31, 2005, which is classified as current in the accompanying consolidated balance sheet.

12. COMMITMENTS AND CONTINGENCIES

          The Company is involved in various legal and administrative actions arising in the normal course of business. While the resolution of any such actions may have an impact on the financial results for the period in which it is resolved, management believes that the ultimate disposition of these matters will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position. The Company has also committed to the purchase of $12 million in services from PAETEC as a result of the transaction described in Note 17.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
               FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

13. LOSS PER SHARE

          Basic loss per share was computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during each year. Outstanding stock options to purchase shares of Common Stock were not included in the computation of diluted loss per share for the years ended January 31, 2004, 2003, and 2002 because to do so would have been antidilutive.

          The reconciliation of the loss and common shares included in the computation of basic loss per common share and diluted loss per common share for the years ended January 31, 2004, 2003 and 2002 is as follows:

                                       2005                              2004                            2003
                        ----------------------------------  -----------------------------  -------------------------------
                                                                                     Per                              Per
                                                 Per Share                          Share                            Share
                            Loss       Shares      Amount      Loss      Shares    Amount      Loss       Shares    Amount
                        -----------  ----------  ---------  ---------  ----------  ------  -----------  ----------  ------
Basic Loss Per Share    $(5,332,685) 17,822,025   $(0.30)   $(943,961) 17,795,642  $(0.05) $(9,407,479) 13,282,858  $(0.71)
                        ===========  ==========   ======    =========  ==========  ======  ===========  ==========  ======
Diluted loss per share  $(5,332,685) 17,822,025   $(0.30)   $(943,961) 17,795,642  $(0.05) $(9,407,479) 13,282,858  $(0.71)
                        ===========  ==========   ======    =========  ==========  ======  ===========  ==========  ======

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        Amounts in thousands except per share data
                                           --------------------------------------------------------------------
                                           April 30, 2002   July 31, 2002   October 31, 2002   January 31, 2003
                                           --------------   -------------   ----------------   ----------------
Net sales                                     $24,548          $25,681          $26,773            $23,958
Operating income (loss)                        (2,667)          (3,741)            (298)            (2,461)
Net earnings (loss)                            (2,865)          (3,217)            (431)            (2,895)
Basic earnings (loss) per common share          (0.23)           (0.25)           (0.03)             (0.19)
Diluted earnings (loss) per common share        (0.23)           (0.25)           (0.03)             (0.19)

                                           April 30, 2003   July 31, 2003   October 31, 2003   January 31, 2004
                                           --------------   -------------   ----------------   ----------------
Net sales                                     $23,270          $21,457          $20,337            $18,992
Operating income (loss)                          (702)            (794)            (106)               986
Net earnings (loss)                              (778)            (885)            (173)               892
Basic earnings (loss) per common share          (0.04)           (0.05)           (0.01)              0.05
Diluted earnings (loss) per common share        (0.04)           (0.05)           (0.01)              0.05

                                           April 30, 2004   July 31, 2004   October 31, 2004   January 31, 2005
                                           --------------   -------------   ----------------   ----------------
Net sales                                     $18,194          $18,355          $12,552            $10,739
Operating income (loss)                        (1,908)          (1,052)          (1,919)               213
Net earnings (loss)                            (2,000)          (1,150)          (2,233)                50
Basic earnings (loss) per common share          (0.11)           (0.06)           (0.13)                --
Diluted earnings (loss) per common share        (0.11)           (0.06)           (0.13)                --

                 COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

15. RELATED PARTY TRANSACTIONS

         Jay J. Miller, a Director of Covista, has provided various legal services for Covista. In Fiscal 2005, Covista paid approximately $118,000 to Mr., Miller for services rendered and accrued for in Fiscal 2004 and 2005. As of January 31, 2005, Covista owed Mr. Miller approximately $8,000.

         On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this note was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This note is secured by certain of the Company's switching equipment. The balance on this facility was $573,017 at January 31, 2005, which is classified as current.

16. INSURANCE SETTLEMENT

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

17. PAETEC TRANSACTION

         On May 25, 2004, the Company signed a definitive agreement to sell certain of its retail customers, and the related switches and facilities to PAETEC Communications, Inc., a Fairport, New York based competitive local exchange carrier, ("PAETEC") for an aggregate selling price of $14.6 million (the "Transaction"). This Transaction was consummated in two phases. Phase one of the transaction was consummated on August 17, 2004, whereby the Company sold to PAETEC the net assets and relationships serving these retail long distance customers, which represented approximately 92.5% of the aggregate purchase price. Phase two of this transaction was consummated on January 31, 2005, whereby the Company sold to PAETEC the net assets and relationships of these retail local customers, which represented approximately 7.5% of the aggregate purchase price.

         Contemporaneously with this transaction, Covista executed an agreement to purchase $12 million of services from PAETEC over 24 months (the "wholesale service agreement"). This Wholesale Service Agreement allows the Company to procure services at market competitive rates and the Company anticipates that it should fully utilize the commitment during the term. If the Company does not utilize the full amount within the first 24 months of the agreement, the Company would then have a commitment to PAETEC equal to 150% of the unused portion at the end of the 24 month term.

         The Company received aggregate cash proceeds for this transaction of approximately $12.7 million through January 31, 2005. The balance due with respect to the total selling price is approximately $1.9 million and is subject to adjustment based performance of the customer base through May 2005. Accordingly, the Company has not recognized the remaining $1.9 million due from PAETEC because collectibility of the remaining amount was not probable as of January 31, 2005.

         The long-lived, tangible assets sold in the transaction had a carrying value of approximately $3.9 million and were primarily comprised of switches and network equipment. In addition, the Company wrote-off intangible assets of purchased customer and agent relationships with a carrying value of approximately $1.5 million and goodwill with a carrying value of approximately $8 million as a part of this transaction. The cash proceeds received of $12.7 million prior to year end, net of the long-lived disposed, and intangible assets and goodwill written-off resulted in a net loss to the Company of approximately $700,000 and has been classified as loss on disposal of assets in the accompanying consolidated statement of operations for the year ended January 31, 2005.

         In addition, a portion of the final amount collected from PAETEC will be used by the Company to repurchase shares of the Company's outstanding common stock from the former Chief Operating Officer of the Company. Regardless of the amount of final payment collected from PAETEC, the Company will be obligated to purchase a minimum of $250,000 worth of common stock from this former employee at $2.00 per share. Any repurchased shares will be recorded by the Company at cost as treasury stock when such repurchase is consummated.

         PAETEC has hired the majority of the Company's employees responsible for servicing the associated customers and has assumed leases for existing switch facilities in New York and Philadelphia as well as office locations in Bensalem, PA and Paramus, NJ. The Company incurred approximately $376,000 of restructuring charges related to employee severance and other costs associated with the consolidation of back office functions and other management initiatives. These amounts have been paid as of January 31, 2005.

                 COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
              FOR THE YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

Schedule II - Valuation and Qualifying Accounts (Consolidated)

                                                               Charged
                                               Balance at   (Credited) to
                                               Beginning      Cost and                    Balance at End
                                               of Period       Expenses     Deductions       of Period
                                              -----------   -------------   ----------    --------------
YEAR ENDED JANUARY 31, 2005

Reserves and allowances deducted from asset
accounts:
   Allowance for uncollectible accounts       $ 1,350,001     $1,340,243    $1,538,899      $ 1,151,345
   Valuation reserve on deferred tax asset    $11,428,754     $       --    $5,808,957      $ 5,619,797

YEAR ENDED JANUARY 31, 2004

Reserves and allowances deducted from asset
accounts:                                     $ 5,569,160     $1,503,600    $5,722,759      $ 1,350,001
   Allowance for uncollectible accounts
   Valuation reserve on deferred tax asset    $11,429,160     $       --    $      406      $11,428,754

YEAR ENDED JANUARY 31, 2003

Reserves and allowances deducted from asset
accounts:                                     $ 4,987,130     $2,754,712    $2,172,682(A)   $ 5,569,160
   Allowance for uncollectible accounts
   Valuation reserve on deferred tax asset    $11,938,149     $       --    $  508,989      $11,429,160

(A) Represents write-off of accounts receivable against the allowance.