Form 10-K/A
period 2005-01-31
COVISTA COMMUNICATIONS INC
filed 2005-05-04
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

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



/s/ DELOITTE & TOUCHE, LLP
Atlanta, Georgia
April 29, 2005

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