Form 10-Q
period 2005-04-30
COVISTA COMMUNICATIONS INC
filed 2005-06-14
CIK 34497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2005

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

                                 Yes  X   No ___
                                     ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                Yes ___  No  X
                                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at June 1, 2005
-----------------------------                    ---------------------------
Common Share, $0.05 par value                             17,822,025

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                       SECOND QUARTER REPORT ON FORM 10-Q

                                      INDEX

                                                                                                        PAGE No.
                                                                                                        --------
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets                                                                      3

         April 30, 2005 (unaudited), and January 31, 2005

Condensed Consolidated Statements of Operations for three months ended April 30, 2005 and 2004             4
(unaudited)

Condensed Consolidated Statements of Cash Flows                                                            5

         Three months ended April 30, 2005 and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)                                         6 - 11

Management's Discussion and Analysis of                                                                 12 - 14

         Financial Condition and Results of Operations

Critical Accounting Policies                                                                            15 - 16

PART II - OTHER INFORMATION

Items 1-5  Not Applicable                                                                                  17

Items 6                                                                                                    17

CERTIFICATIONS AND SIGNATURES                                                                              18

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                                         April 30, 2005           January 31, 2005
                                                         --------------           ----------------
                                                           (Unaudited)
      CURRENT ASSETS:
       Cash and cash equivalents                              $ 6,508,990              $  8,606,407
       Trade accounts receivable, (net of allowance
        of $1,527,478 and $1,151,345 at April 30
        and January 31, respectively)                           8,467,950                 9,023,815
       Prepaid expenses and other current assets                  800,218                   624,188
                                                             ------------              ------------
      Total current assets                                     15,777,158                18,254,410
                                                             ------------              ------------
      Property and equipment, net                               5,768,410                 6,082,362
      Deferred line installation costs, net                       215,120                   244,240
      Intangible assets, net                                    2,066,667                 2,166,667
      Goodwill                                                    200,000                   200,000
      Other Assets                                                283,400                   283,400
                                                             ------------              ------------
                                                             $ 24,310,755              $ 27,231,079
                                                             ============              ============
LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES:
       Accounts payable and accrued line cost                   5,098,937                $6,833,955
       Accrued tax and regulatory fees                          1,855,909                 2,384,147
       Accrued sales commission                                   485,293                   582,002
       Deferred revenue                                         1,436,055                 1,251,235
       Other accrued liabilities                                1,478,459                 1,618,108
       Salaries and wages payable                                 216,638                   474,315
       Debt due to related party                                  258,433                   573,017
                                                             ------------              ------------
      Total current liabilities                                10,829,723                13,716,779
                                                             ------------              ------------
      SHAREHOLDERS' EQUITY:
      Common stock                                                967,922                   967,922
      Additional paid-in capital                               52,931,049                52,931,049
      Accumulated deficit                                     (38,722,500)              (38,939,231)
      Treasury stock                                           (1,695,440)               (1,445,440)
                                                             ------------              ------------
       Total shareholders' equity                            $ 13,481,032              $ 13,514,300
                                                             ------------              ------------
                                                             $ 24,310,755              $ 27,231,079
                                                             ============              ============

            See notes to condensed consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        Three Months Ended April 30,
                                                                                               2005              2004
                                                                                               ----              ----
NET REVENUE                                                                             $11,252,673       $18,194,305
                                                                                        -----------       -----------
Costs and Expenses
  Cost of revenue, excluding depreciation and amortization                                6,031,095         9,957,663
  Selling, general and administrative, excluding depreciation and amortization            4,433,276         8,656,102
  Depreciation and amortization                                                             584,494         1,488,694
                                                                                        -----------       -----------
Total costs and expenses                                                                 11,048,865        20,102,459
                                                                                        -----------       -----------
OPERATING INCOME (LOSS)                                                                     203,808        (1,908,154)
                                                                                        -----------       -----------
Other Income (Expense)
  Interest income                                                                            22,220            13,135
  Interest expense                                                                          (9,297)          (104,756)
                                                                                        -----------       -----------
Total other income (expense)                                                                 12,923           (91,621)
                                                                                        -----------       -----------
Income (loss) before income taxes                                                           216,731        (1,999,775)
Income taxes                                                                                     --                --
                                                                                        -----------       -----------
NET INCOME (LOSS)                                                                          $216,731       $(1,999,775)
                                                                                        ===========       ===========
BASIC EARNINGS (LOSS) PER COMMON SHARE                                                        $0.01            $(0.11)
                                                                                        ===========       ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE                                                      $0.01            $(0.11)
                                                                                        ===========       ===========


           See notes to condensed consolidated financial statements.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended April 30,
                                                                                              2005                2004
                                                                                              ----                ----
OPERATING ACTIVITIES:
    Net income (loss)                                                                  $   216,731         $(1,999,775)
    Adjustment for non-cash charges                                                        858,298           1,821,117
    Changes in assets and liabilities                                                   (2,716,441)         (1,849,767)
                                                                                       -----------         -----------
Net cash used in operating activities                                                   (1,641,411)         (2,028,425)
                                                                                       -----------         -----------
INVESTING ACTIVITIES:
    Purchase of property and equipment                                                    (141,422)            (96,357)
    Additions to deferred line installation cost                                                --             (41,233)
                                                                                       -----------         -----------
Net cash used in investing activities                                                     (141,422)           (137,590)
                                                                                       -----------         -----------
FINANCING ACTIVITIES:
    Exercise of stock options                                                                   --              14,350
    Bank borrowing - net of repayment                                                           --           2,162,273
                                                                                          (314,584)           (314,583)
    Note payable to related party                                                      -----------         -----------
Net cash provided by (used in) financing activities                                       (314,584)          1,862,040
                                                                                       -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (2,097,417)           (303,975)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           8,606,407           3,797,247
                                                                                       -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 6,508,990         $ 3,493,272
                                                                                       ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                                                           $     9,296         $    91,621


See notes to condensed consolidated financial statements

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change from the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of Covista Communications, Inc. and Subsidiaries (Covista) for the fiscal year ended January 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments only) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006.

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Intangible Assets

         Prior to the transaction with PAETEC, intangible assets consist of prepaid network capacity and purchased customer and agent relationships amortized on a straight-line basis over periods varying between 10 and 120 months. The Company incurred amortization expense on intangible assets of approximately $129,000 and $534,000 for the quarters ended April 30, 2005 and 2004 respectively. During the quarter ended October 31, 2004, the Company recorded a charge of approximately $1.35 million against intangible assets related to restructuring as a result of the PAETEC transaction. The Company's non-current balance of intangible assets with a definite life was approximately $2,067,000, net of accumulated amortization of approximately $1,533,000 at April 30, 2005 and approximately $2,167,000, net of accumulated amortization of approximately $1,433,000 at January 31, 2005. Approximate amortization expense on intangible assets for the next 5 years as of January 31, is as follows:

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

Risks and Uncertainties

         Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

         o Changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations, enforcement and pricing, including, but not limited to, changes that affect continued availability of the unbundled network element platforms of the local exchange carriers network and the costs associated therewith.

         o Dependence on the availability and functionality of the networks of the incumbent local exchange carriers as they relate to the unbundled network element platforms.

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

Concentrations of Credit Risk

         The Company sells its telecommunications services and products primarily to residential users, small to medium size businesses, and wholesale customers. The Company performs ongoing credit evaluations of both its retail and wholesale customers. The Company generally does not require collateral; however, when circumstances warrant, deposits are required. Recent conditions in the telecommunications industry have given rise to an increase in potential doubtful accounts. Allowances are maintained for such potential credit losses. The Company has entered into offset arrangements with certain of its customers, which are also vendors, allowing for the ability to offset receivables against the Company's payables balance.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment" (SFAS No. 123R), that amends existing pronouncements for share-based payment transactions in which an enterprise receives employee and non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS No. 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS No. 123R includes three transition methods; one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS No. 123R prospectively commencing in the first quarter of the fiscal year ending January 31, 2007; it is expected that the adoption of SFAS No. 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS No. 123R; as of January 31, 2005, the Company had approximately 483,000 granted stock options outstanding which had not yet become vested. There are two acceptable methods of valuing options under the revision, the Black-Sholes method and the binomial method. The Company is currently assessing the impact on its 2005 earnings using the two acceptable methods of valuing these options, and the ability to discount the fair value of unvested shares.

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE C - STOCK BASED COMPENSATION

         The following disclosure complies with the adoption of SFAS No. 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", and includes pro forma net income (loss) as if the fair value based method of accounting had been applied:

                                                                                          Three Months Ended April 30,
                                                                                              2005                2004
                                                                                              ----                ----
Net income (loss) as reported (000's)                                                         $217             $(2,000)
Total stock-based compensation expense determined under fair
value based method for all options (000's)                                                    (106)               (192)
                                                                                              ----             -------
Pro forma net income (loss) (000's)                                                           $111             $(2,192)
                                                                                              ====             =======

                                                                                           Three Months Ended April 30,
                                                                                             2005                2004
                                                                                             ----                ----
Basic Earnings Per Share:
  As reported                                                                               $0.01              $(.11)
  Pro forma                                                                                 $0.01              $(.12)
Diluted Earnings Per Share:
  As reported                                                                               $0.01              $(.11)
  Pro forma                                                                                 $0.01              $(.12)

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE D - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per Common Share:

                                                                                         Three Months Ended April 30,
                                                                                             2005                2004
                                                                                             ----                ----
Numerator:
    Income (loss) available to Common Shareholders
    used in basic and diluted loss per Common Share                                    $   216,731         $(1,999,775)
Denominator:
    Weighted-average number of Common Shares used in
     basic loss per Common Share                                                        17,822,025          17,822,025
Effect of diluted securities:
     Common share options (1)                                                                   --                 --
                                                                                       -----------        ------------
Weighted-average number of Common Shares and diluted potential Common
Shares used in diluted earnings (loss) per Common Share                                 17,822,025          17,822,025
                                                                                       -----------        ------------
Basic earnings (loss) per Common Share                                                       $0.01               $(.11)
                                                                                       -----------        ------------
Diluted earnings (loss) per Common Share                                                     $0.01               $(.11)
                                                                                       -----------        ------------

1) Common Shares subject to options are not included in the calculation of diluted loss per Common Share for the three-month period ended April 30, 2004 as doing so would be antidilutive due to the net loss per common share. Options to purchase 1,391,958 shares of Common Stock at a weighted average exercise price of $2.90 per share were outstanding at April 30, 2005, but are excluded in the computation of diluted earnings per share because the options' exercise price was greater than the market price of the Common Shares.

NOTE E - SEGMENT REPORTING

         The Company sells telecommunication services to three distinct segments: a residential segment, a retail segment, consisting primarily of small to medium size businesses and a wholesale segment, with sales to other telecommunications carriers.

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Summarized financial information (000's) concerning Covista's reportable segments is shown in the following table:


                                              Residential              Retail          Wholesale               Total
                                              -----------              ------          ---------               -----
  Three Months Ended April 30, 2005
    Net Sales                                     $ 6,761             $ 3,425             $1,067             $11,253
    Operating profit (loss)                       $   425             $     6             $ (227)            $   204
    Assets                                        $12,690             $ 7,592             $4,029             $24,311
    Capital expenditures                          $    85             $    44             $   12             $   141

  Three Months Ended April 30, 2004
    Net Sales                                     $ 4,669             $12,943               $582             $18,194
    Operating profit (loss)                       $  (320)            $(1,106)            $ (482)            $(1,908)
    Assets                                        $ 6,348             $31,125             $1,583             $39,056
    Capital expenditures                          $    25             $    68             $    3             $    96


NOTE F - INCOME TAXES

         For the fiscal year ended January 31, 2005, Covista established a valuation allowance against its net deferred tax asset due to the uncertainty of realizing certain tax credits and loss carryforwards. In the quarter ended April 30, 2005, Covista continued this accounting treatment and recorded a full valuation allowance against the net tax benefit arising from the quarter's operating activity. The result is that the net deferred tax asset of approximately $5.6 million is fully offset by the valuation allowance and as such, does not appear as an asset on the balance sheet. It will be reflected in the Company's balance sheet when the net deferred tax asset can be utilized in future periods or when management's assessment is substantially changed.

NOTE G - DEBT

         On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this loan was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This loan is secured by certain of the Company's switching equipment. The balance on this facility was approximately $258,000 at April 30, 2005 which is classified as current.

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

NOTE I - PAETEC TRANSACTION

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

         Contemporaneously with this transaction, Covista executed an agreement to purchase $12 million of services from PAETEC over 24 months (the "wholesale service agreement"). This Wholesale Service Agreement allows the Company to procure services at market competitive rates and the Company anticipates that it should fully utilize the commitment during the term. If the Company does not utilize the full amount within the first 24 months of the agreement, the Company would then have a commitment to PAETEC equal to 150% of the unused portion at the end of the 24-month term.

         The Company received aggregate cash proceeds for this transaction of approximately $12.7 million through April 30, 2005. The balance due with respect to the total selling price is subject to adjustment-based performance of the customer base through May 2005. Subsequent to April 30, 2005, PAETEC submitted a final calculation to the Company indicating that the purchased customer base has not performed, as expected and no additional payment would be made. Management is currently auditing this final calculation. Accordingly, the Company has not recognized the remaining balance payable by PAETEC because collectibility of the remaining amount was not considered probable as of April 30, 2005.

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

         A portion of any final amount collected from PAETEC was to be used by the Company to repurchase shares of the Company's outstanding Common Stock from the former Chief Operating Officer of the Company. Regardless of the amount of final payment collected from PAETEC, the Company was obligated to purchase a minimum of $250,000 worth of Common Stock from this former employee at $2.00 per share. Subsequent to April 30, 2005, the Company repurchased 125,000 shares. This amount was accrued as of April 30, 2005.

NOTE J - SUBSEQUENT EVENT

         On May 27, 2005, the Company issued a press release announcing that the Company's Board of Directors had unanimously approved the voluntary delisting of the Company's Common Stock from the NASDAQ National Market. Simultaneously with the delisting, the Company will file a Form 15 with the Securities and Exchange Commission ("SEC") to deregister its Common Stock and suspend its reporting obligations under the Securities Exchange Act of 1934 (the "Exchange Act").

         The Company intends to delist its Common Stock and file the Form 15 with the SEC on or about June 30, 2005. Upon delisting from NASDAQ, the Company's Common Stock will no longer trade on the NASDAQ National Market. The Company expects that the deregistration from the Exchange Act will become effective 90 days after filing of the Form 15. The Company's future reporting obligations to file periodic and current reports such as 10-K's, 10-Q's and 8-K's with the SEC will be suspended immediately upon filing of the Form 15.

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

Results of Operations

         Net sales were approximately $11,253,000 for the first three months of the current fiscal year, a decrease of approximately $6,941,000 or 38% as compared to the approximately $18,194,000 recorded in the first three months of the prior fiscal year. The overall decrease is primarily related to the sale of certain retail customers to PAETEC, as further discussed, and intense competitive pressure in the retail segment.

         For the quarter ended April 30, 2005, residential revenues were approximately $6,761,000, an increase of approximately $2,092,000 or 45% versus the first quarter from the prior fiscal year. Approximately $3,738,000 of the current quarter total was for local service versus $932,000 in the comparative quarter of last fiscal year. Residential minutes sold for the three-month period ended April 30, 2005 were approximately 72,676,000, an increase of approximately 2,261,000 or 3%. The overall blended rate per minute for long distance revenue was $0.042 versus $0.053 during the first quarter of the previous year.
The current year revenue increase in the residential segment is primarily attributed to the launch of local service to these residential users in selected markets in addition to direct marketing via mail and web based affinity marketing campaigns. While the Company has launched local services to the residential segment in certain markets, the Company plans to expand the number of markets in which it has the ability to offer its local and long distance bundled product offering. Additionally, the Company plans to expand its marketing resources to target new geographic market areas where the Company has the ability to offer competitive bundled services to residential users.

         For the quarter ended April 30, 2005, retail revenues were approximately $3,425,000, a decrease of approximately $9,519,000 or 74% versus the comparative quarter in the last fiscal year. Retail minutes sold in the three-month period ended April 30, 2005 were approximately 50,008,000 minutes, a decrease of approximately 143,634,000 minutes or 74%. The overall blended retail rate per minute decreased to $0.062 versus $0.066 from the first quarter of the previous year. The current year revenue decrease in the retail segment is primarily attributed to the Company's sale of a major portion of its retail customer base to PAETEC, in addition to intense competitive pressure from other providers, especially those which have the ability to bundle local dial tone with traditional long distance offerings.

                                     ITEM 2
                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                                   OPERATIONS

         For the quarter ended April 30, 2005, wholesale revenue was approximately $1,068,000, an increase of approximately $486,000 or 83% versus the comparative quarter in the last fiscal year. Wholesale revenue for the quarter ended April 30, 2005 includes approximately $157,000 of access charges billed to other long distance carriers, which terminate calls to the Company's local customers, versus approximately $118,000 for the quarter end April 30, 2004. The Company plans to maintain nominal wholesale volume in the future, based on network capacity and gross margin opportunities, while balancing any possible financial exposure related to un-collectable balances.

         Cost of revenue for the current three-month period was approximately $6,031,000, a decrease of approximately $3,927,000 or 39%. These changes were favorable in relation to the 38% decrease in revenue for the three-month period. The decrease in cost of revenue was primarily due to an overall decrease in revenue volume.

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

         For the quarter ended April 30, 2005, selling, general and administrative expense, excluding depreciation and amortization was approximately $4,433,000, a decrease of approximately $4,223,000 or 49% versus the comparative quarter in the last fiscal year. The overall decrease was primarily due to decreases in commissions of approximately $1,015,000, decreased payroll of approximately $1,409,000, decreases in advertising expense of approximately $668,000; decreased rent expense of approximately $87,000, decreased billing expense of approximately $117,000 and other general decreases of approximately $927,000.

         For the reasons described above, the operating income for the three-month period ended April 30, 2005 was approximately $204,000, an improvement of approximately $2,112,000 from the three-month period ended April 30, 2004.

         Basic and diluted earnings per Common Share was $0.01 per share for the current three-month period ended April 30, 2005 as compared to $(0.11) loss per share for the three-months ended April 30, 2004.

Liquidity and Capital Resources

         At April 30, 2005, Covista had working capital of approximately $4,947,000, an increase of approximately $409,000 as compared to January 31, 2005. The ratio of current assets to current liabilities at April 30, 2005 was
1.46 as compared to the ratio of 1.33 at January 31, 2005. For the three months ended April 30, 2005 the Company used cash of approximately $1,641,000 in operating activities, approximately $141,000 in investing activities and approximately $315,000 in financing activities.

                                     ITEM 2
                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF
                                   OPERATIONS


Capital Expenditures

         Capital expenditures for the three-month period ended April 30, 2005 were approximately $141,000. Capital expenditures for the remainder of Fiscal 2005 are estimated at approximately $750,000 and are expected to be funded from operations.

Prepaid Network Capacity

         In July 2001, Covista purchased 2.8 billion DS-0 channel miles of telecommunications network capacity from an unaffiliated party that expires on June 30, 2011. The unaffiliated party has been reorganized under Chapter 11 and, as of the date of this report, has continued to perform under the agreement. As of the date hereof, Covista has used approximately 946 million DS-0 channel miles of telecommunications network capacity against the
2.8 billion DS-0 total prepaid network capacity, of which $400,000 has been classified as a current asset and based on anticipated usage in the next 12 months the remainder of the prepaid capacity amount of approximately $2,067,000 is included in intangible assets.

Accounts Receivable and Credit Risk

         Accounts receivable subject Covista to the potential for credit risk with customers principally in the retail and wholesale segments. To reduce credit risk, Covista performs ongoing evaluations of its customers' financial condition and, except in situations where the risk warrants it, Covista does not require a deposit or other collateral. Accounts receivable of approximately $8,468,000, net of the reserve for uncollectible accounts totaling approximately $1,527,000, represents approximately 35% of the total assets of Covista.

         No one customer accounts for greater than eight percent of the total revenues. In the wholesale segment, which contains Covista's largest customers, Covista has been able to reduce credit risk by using reciprocal arrangements with certain customers, which are also Covista's suppliers, to offset outstanding receivables. Covista has historically maintained a ratio of bad debts to revenues of less than 3%. For the three-month period ended April 30, 2005, this ratio was approximately 2.4%. Covista also measures accounts receivable turnover (as measured in days sales outstanding). For the periods ended April 30, 2005 and 2004, days sales outstanding were 56 days and 50 days, respectively.

Related Party Transactions

         Jay J. Miller, a Director of Covista, has provided various legal services for Covista. During the quarter ended April 30, 2005, Covista accrued approximately $8,000 to Mr. Miller for services rendered.

         On June 17, 2002, Covista entered into a term loan agreement with a major bank. The initial principal amount of this loan was $3,775,000, payable in 36 monthly installments at a fixed interest rate of 4.495% for the first year and converting to 2% over LIBOR on June 17, 2003 and thereafter or 3.1%. Effective June 17, 2003, Covista's Chairman of the Board paid the bank in full and assumed the remaining balance of this loan under the identical terms and conditions. This loan is secured by certain of the Company's switching equipment. The balance on this facility was approximately $258,000 at April 30, 2005 which is classified as current.

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

Principles of Consolidation

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

         The estimated useful lives of the principal classes of assets and book value as of April 30, 2005 are as follows:

          Classification                             Years            Book Value (000s)
          --------------                             -----            -----------------
          Machinery and equipment                    5-10                   $12,933
          Office furniture, fixtures and equipment   5-10                     1,972
          Leasehold improvements                     2-10                       482
          Computer equipment and software            5-7                      4,255
            Less Accumulated Depreciation                                   (13,874)
                                                                            -------
                                                                            $ 5,768
                                                                            =======

Deferred Line Installation Costs

         The Company defers charges from other common carriers related to the cost of installing telephone transmission facilities (lines). Amortization of these costs is provided using the straight-line method over the related contract life of the lines ranging from three to five years.

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CRITICAL ACCOUNTING POLICIES


Goodwill

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

Vendor Disputes

         The Company records disputed line cost expenses in accordance with FASB Statement No. 5, "Accounting for Contingencies". Billings from line cost vendors are compared to the Company's engineering and operations data, with differences filed with the vendors as a disputed billing. Disputed line cost billings are recorded by the Company at the estimated liability due based upon the Company's historical experience in settling similar disputes. Actual settlement of disputes may differ from original estimates. Management adjusts the dispute reserve each month. The net reserve for dispute losses at April 30, 2005 and 2004 was approximately $848 thousand and $2.2 million respectively and is included in accounts payable and accrued line cost.

Risks and Uncertainties

         Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

         o Changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations, enforcement and pricing, including, but not limited to, changes that affect continued availability of the unbundled network element platforms of the local exchange carriers network and the costs associated therewith.

         o Dependence on the availability and functionality of the networks of the incumbent local exchange carriers as they relate to the unbundled network element platforms.

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

         The carrying values were approximately equal to the fair values of financial instruments as of January 31, 2005 and April 30, 2005.

Long-Lived Assets

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

                  COVISTA COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEMS 1-5 Not applicable

ITEM 6    Exhibits and Reports on Form 8K

          8K - Dated April 29, 2005, Press Release Regarding Fiscal 2005 Results

          8K - Dated June 1, 2005, Press Release Regarding Voluntary Delisting

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          COVISTA COMMUNICATIONS, INC.
                                  (Registrant)


Date: June 14, 2005                 By:    /s/ A. John Leach, Jr.
      -------------                       -----------------------
                                          A. John Leach, Jr.
                                          President and Chief Executive Officer


Date: June 14, 2005                 By:    /s/  Frank J. Pazera
      -------------                       ---------------------
                                          Executive Vice President,
                                          Chief Financial Officer
                                          and Principal Accounting Officer